Form 10-Q
period 1995-03-31
INDEPENDENT BANKSHARES INC
filed 1995-05-15
CIK 318870

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  March 31, 1995

                                    OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________

                     Commission File Number:  0-10196

                       INDEPENDENT BANKSHARES, INC.
          (Exact name of registrant as specified in its charter)


                  Texas                                    75-1717279
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          547 Chestnut Street
            P. O. Box 3296
            Abilene, Texas                                     79604
 (Address of principal executive offices)                    (Zip Code)

                              (915) 677-5550
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X    NO
                                -----      -----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock at March 31, 1995.

              Class:  Common Stock, par value $0.25 per share
              Outstanding at March 31, 1995:  779,459 shares

                                  PART I

                           FINANCIAL INFORMATION


Item 1. Financial Statements.

                       INDEPENDENT BANKSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1995 AND DECEMBER 31, 1994
                                (UNAUDITED)

                                                     MARCH 31,     DECEMBER 31,
                                                        1995           1994
                                                    -----------    ------------
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks                           $  7,768,000   $  7,564,000
  Federal Funds Sold                                  34,200,000     31,200,000
                                                    ------------   ------------
      Total Cash and Cash Equivalents                 41,968,000     38,764,000
                                                    ------------   ------------
Securities:
  Available-for-sale                                  14,210,000     17,078,000
  Held-to-maturity--Market Value of $17,549,000
    for March 31, 1995, and $15,913,000 for
    December 31, 1994                                 17,681,000     16,227,000
                                                    ------------   ------------
      Total Securities                                31,891,000     33,305,000
                                                    ------------   ------------
Loans:
  Total Loans                                         88,615,000     85,518,000
  Less:
    Unearned Income on Installment Loans               4,442,000      4,212,000
    Allowance for Possible Loan Losses                   819,000        817,000
                                                    ------------   ------------
      Net Loans                                       83,354,000     80,489,000
                                                    ------------   ------------
Premises and Equipment                                 4,276,000      4,345,000
Real Estate and Other Repossessed Assets                 495,000        631,000
Accrued Interest Receivable                              830,000        945,000
Other Assets                                           1,758,000      1,381,000
                                                    ------------   ------------
          Total Assets                              $164,572,000   $159,860,000
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits               $ 28,337,000   $ 30,210,000
  Interest-bearing Demand Deposits                    53,758,000     56,520,000
  Interest-bearing Time Deposits                      67,965,000     59,454,000
                                                    ------------   ------------
        Total Deposits                               150,060,000    146,184,000
Notes Payable                                            901,000        930,000
Accrued Interest Payable                                 535,000        408,000
Other Liabilities                                      1,242,000      1,265,000
                                                    ------------   ------------
        Total Liabilities                            152,738,000    148,787,000
                                                    ------------   ------------
Stockholders' Equity:
Series C Preferred Stock                                 166,000        167,000
Common Stock                                             195,000        195,000
Additional Paid-in Capital                             8,642,000      8,241,000
Retained Earnings                                      2,862,000      2,570,000
Unrealized Loss on Available-for-sale Securities         (31,000)      (100,000)
                                                    ------------   ------------
        Total Stockholders' Equity                    11,834,000     11,073,000
                                                    ------------   ------------
          Total Liabilities and Stockholders'
            Equity                                  $164,572,000   $159,860,000
                                                    ============   ============

        See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENT BANKSHARES, INC.
                       CONSOLIDATED INCOME STATEMENTS
                   QUARTERS ENDED MARCH 31, 1995 AND 1994
                                 (UNAUDITED)

                                                   QUARTER ENDED MARCH 31,
                                                ------------------------------
                                                   1995               1994
                                                ----------          ----------
Interest Income:
  Interest and Fees on Loans                    $1,891,000          $1,640,000
  Interest on Federal Funds Sold                   493,000              94,000
  Interest on Securities                           427,000             737,000
                                                ----------          ----------
    Total Interest Income                        2,811,000           2,471,000
                                                ----------          ----------
Interest Expense:
  Interest on Deposits                           1,106,000             770,000
  Interest on Notes Payable                         22,000              21,000
                                                ----------          ----------
    Total Interest Expense                       1,128,000             791,000
                                                ----------          ----------
Net Interest Income                              1,683,000           1,680,000
  Provision for Loan Losses                         42,000              21,000
                                                ----------          ----------
Net Interest Income After Provision
 for Loan Losses                                 1,641,000           1,659,000
                                                ----------          ----------

Noninterest Income:
  Service Charges                                  308,000             278,000
  Trust Fees                                        55,000              45,000
  Insurance Premiums                                21,000               6,000
  Other Income                                      17,000              24,000
                                                ----------          ----------
    Total Noninterest Income                       401,000             353,000
                                                ----------          ----------

Noninterest Expenses:
  Salaries and Employee Benefits                   714,000             720,000
  Equipment Expense                                171,000             125,000
  Net Occupancy Expense                            168,000             168,000
  FDIC Insurance Expense                            79,000              82,000
  Stationery, Printing and Supplies Expense         62,000              65,000
  Legal Fees and Expense                            51,000             110,000
  Accounting Fees and Expense                       32,000              32,000
  Data Processing Expense                           17,000             121,000
  Net Costs Applicable to Real Estate
   and Other Repossessed Assets                     (4,000)            (15,000)
  Other Expenses                                   250,000             280,000
                                                ----------          ----------
    Total Noninterest Expenses                   1,540,000           1,688,000
                                                ----------          ----------
Income Before Federal Income Taxes                 502,000             324,000
  Federal Income Taxes:
    Current                                         10,000               2,000
    Deferred                                       160,000             107,000
                                                ----------          ----------
Net Income                                      $  332,000          $  215,000
                                                ==========          ==========
Preferred Stock Dividends                       $   18,000          $   18,000
                                                ==========          ==========
Net Income Available to Common Stockholders     $  314,000          $  197,000
                                                ==========          ==========
Primary Earnings per Common Share Available to
 Common Stockholders                            $     0.40          $     0.25
                                                ==========          ==========
Fully Diluted Earnings Per Common Share
 Available to Common Stockholders               $     0.33          $     0.21
                                                ==========          ==========

        See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENT BANKSHARES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   QUARTERS ENDED MARCH 31, 1995 and 1994
                                 (UNAUDITED)

                                                     QUARTER ENDED MARCH 31,
                                                    --------------------------
                                                        1995          1994
                                                    -----------    -----------
Cash Flows from Operating Activities:
     Net Income                                     $   332,000    $   215,000
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
     Deferred Federal Income Tax Expense                160,000        107,000
     Depreciation and Amortization                      101,000        102,000
     Provision for Loan Losses                           42,000         21,000
     (Gain) Loss on Sales of Premises and Equipment      (3,000)             0
     (Gain) Loss on Sales of Real Estate and
       Other Repossessed Assets                         (14,000)             0
     Writedown of Real Estate and Other Repossessed
       Assets                                            12,000              0
     (Increase) Decrease in Accrued Interest
       Receivable                                       115,000        (40,000)
     (Increase) Decrease in Other Assets               (377,000)       (42,000)
     Increase (Decrease) in Accrued Interest Payable    127,000         (7,000)
     Increase (Decrease) in Other Liabilities           (23,000)       (50,000)
                                                    -----------    -----------
       Net Cash Provided by Operating Activities        472,000        306,000
                                                    -----------    -----------
Cash Flows from Investing Activities:
     Proceeds from Maturities of Available-for-sale
       Securities                                     2,968,000      4,824,000
     Proceeds from Maturities of Held-to-maturity
       Securities                                       542,000      3,083,000
     Purchases of Available-for-sale Securities               0     (3,001,000)
     Purchases of Held-to-maturity Securities        (2,000,000)    (2,979,000)
     Net Increase in Loans                           (2,701,000)    (1,433,000)
     Additions to Premises and Equipment                (31,000)       (71,000)
     Proceeds from Sales of Premises and Equipment        3,000              0
     Proceeds from Sales of Real Estate and
      Other Repossessed Assets                          145,000         92,000
                                                    -----------    -----------
       Net Cash Provided by (Used in) Investing
         Activities                                  (1,074,000)       515,000
                                                    -----------    -----------
Cash Flows from Financing Activities:
     Increase in Deposits                             3,876,000      2,472,000
     Repayment of Notes Payable                         (29,000)       (28,000)
     Payment of Cash Dividends                          (41,000)       (18,000)
                                                    -----------    -----------
       Net Cash Provided by Financing Activities      3,806,000      2,426,000
                                                    -----------    -----------
Net Increase in Cash and Cash Equivalents             3,204,000      3,247,000
Cash and Cash Equivalents at Beginning of Period     38,764,000     19,268,000
                                                    -----------    -----------
Cash and Cash Equivalents at End of Period          $41,968,000    $22,515,000
                                                    ===========    ===========
Cash paid during the quarter for:
     Interest                                       $ 1,001,000    $   798,000
     Federal income taxes                                 5,000              0

Noncash investing activities:
     Additions to real estate and other
       repossessed assets through foreclosures
       during the quarter                           $   201,000    $   289,000


        See Accompanying Notes to Consolidated Financial Statements.

                       INDEPENDENT BANKSHARES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    For information with regard to significant accounting policies, reference is made to Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1994, which was filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended.

    The accompanying financial statements reflect all adjustments necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal recurring nature.

(2)  QUASI-REORGANIZATION

    In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas (the "Dallas Bank"), the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The tax effect of utilization of these net operating losses during the first three months of 1995 and 1994 totaled $160,000 and $107,000, respectively.

(3) NOTES PAYABLE

    The Company has two notes payable to a financial institution in Amarillo, Texas (the "Amarillo Bank"). The long-term note (the "Long-term Note") had an outstanding principal balance of $581,000 at March 31, 1995. The Long-term Note has a maturity of April 15, 1996, and equal principal payments, based on a seven-year amortization, plus accrued interest, are due on a quarterly basis. The second note which was used for the acquisition of The Winters State Bank ("Winters State") (the "Acquisition Note") had an outstanding principal balance of $300,000 at March 31, 1995. The Acquisition Note, which had an original principal balance of $450,000, matured on August 30, 1994. The Company paid the Amarillo Bank $150,000 to reduce the outstanding principal balance to $300,000 and the maturity date was extended to August 30, 1997. Principal payments of $100,000 are due annually, beginning August 30, 1995. Interest payments are due quarterly on February 28, May 30, August 30 and November 30. The notes bear interest at the Amarillo Bank's floating base rate plus 1% (10% at March 31, 1995). The notes are secured by 100% of the stock of First State Bank, N.A., Abilene, Texas ("First State, N.A., Abilene") and First State Bank, N.A., Odessa, Texas ("First State, N.A., Odessa"), (collectively, the "Banks"). The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,000,000 or greater. The loan agreement also requires the Company and the Banks to meet certain financial ratios, all of which were met at March 31, 1995, and December 31, 1994.

(4) FEDERAL INCOME TAXES

    In February 1992, the Financial Accounting Standards Board (the "FASB") issued Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), which required companies to adopt the liability method for computing income taxes no later than 1993. In applying the new method in 1993, the Company established a gross deferred tax asset of $3,190,000, a portion of which relates to federal tax net operating loss carryforwards and deductible temporary differences arising prior to the quasi-reorganization as of December 31, 1989. FAS 109 requires that consideration be given to establishing a valuation allowance against such deferred tax assets. The Company established a valuation allowance of $2,290,000, resulting in a net deferred tax asset of $900,000. As a result of the quasi-reorganization, $700,000 of the cumulative effect of the change in accounting method was credited directly to additional paid-in capital, and $200,000 was credited to income during 1993 as a cumulative effect of an accounting change. As a result of the acquisition of Winters State, the Company increased its gross deferred tax asset and the related valuation allowance by $972,000 during 1993. This gross deferred tax asset arose mainly due to net operating loss carryforwards and other future deductible temporary differences. During the first quarter of 1994, the Company reduced its gross deferred tax asset and the related valuation allowance by $107,000 due to the utilization of a portion of its net operating loss carryforwards. During the first quarter of 1995, the Company reduced its gross deferred tax asset by $160,000 as a result of the utilization of a portion of its net operating loss carryforwards. The Company also reduced the valuation allowance by $400,000 and transferred such amount to additional paid-in capital due to the Company's belief, based on the Company's recent earnings history, that it is more likely than not that sufficient pre-tax income will be generated in the foreseeable future to realize its net deferred tax asset. This net deferred tax asset equaled $1,140,000 at March 31, 1995, after the $400,000 reduction in the deferred tax asset valuation allowance. Assuming that the Company's earnings continue to support reductions in the deferred tax asset valuation allowance, reductions and transfers to additional paid-in capital will continue to be made in the future.

(5) STOCKHOLDERS' EQUITY

    In the first three months of 1995 and 1994, the Company paid $18,000 in cash dividends on the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"). Beginning in May 1994, the Company began paying a $0.03 per share quarterly cash dividend on the Company's Common Stock.

    Subsequent to March 31, 1995, the Company declared a 33-1/3% stock dividend. The dividend will be payable on May 31, 1995, to stockholders of record on May 10, 1995. Approximately 259,700 additional shares of Common Stock will be issued as a result of the stock dividend.

(6) EARNINGS PER SHARE

    Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding preferred stock is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the earnings per share calculations. The Series C Preferred Stock issued in December 1990 was determined not to be a common stock equivalent and, therefore, is not used to calculate primary earnings per common share. In computing fully diluted earnings per common share for the quarters ended March 31, 1995 and 1994, the conversion of the Series C Preferred Stock was assumed, as the effect is dilutive. The weighted average common shares outstanding used in computing primary earnings per common share for the quarters ended March 31, 1995 and 1994, was 781,000 and 782,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the quarters ended March 31, 1995 and 1994, was 1,010,000 and 1,011,000 shares, respectively.

(7) COMMITMENTS AND CONTINGENT LIABILITIES

    In 1985, a former subsidiary bank of the Company foreclosed on the stock of Texas Bank & Trust Company, Sweetwater, Texas ("TB&T-Sweetwater"), which became a repossessed asset of the former subsidiary. TB&T-Sweetwater subsequently failed, resulting in a legal action begin brought in federal court against the thirteen TB&T-Sweetwater directors by the Federal Deposit Insurance Corporation (the "FDIC"). In September 1993, nine former outside directors of TB&T-Sweetwater (the "Outside Directors") settled with the FDIC for an aggregate of $60,000.

    All former directors of TB&T-Sweetwater requested that the Company reimburse them for their expenses and settlement costs incurred by them in their defense of the FDIC litigation. This request was based upon their interpretation of certain indemnification provisions contained in the Company's Articles of Incorporation.

    In January 1994, the Company filed a declaratory judgment action in state district court to petition the court to rule on certain matters that would have precluded indemnification. Certain of the directors filed counterclaims against the Company asserting their right to be indemnified. A hearing occurred in July 1994, and the court issued an order in September 1994, denying the Company's petition and upholding the directors' counterclaims.

    In December 1994, a settlement was entered into between the FDIC, one Outside Director and the three management directors of TB&T-Sweetwater, who were also management directors of the Company (the "Inside Directors"), with the Inside Directors paying the FDIC a total of $450,000. As a result of the two settlements and indemnification requests, the Outside Directors claimed indemnification in the amount of approximately $467,000 and the Inside Directors claimed indemnification in the amount of approximately $900,000. In 1994, the Company accrued $900,000 for the potential reimbursement of the $1,367,000 in claims.

    On March 7, 1995, the Company agreed to settle the indemnification requests of the Inside Directors for $450,000 in cash and by delivery of three promissory notes in the aggregate principal amount of $350,000. These notes are payable in three equal installments over three years and bear interest at 6% per annum. Subsequent to March 31, 1995, the Company consummated this settlement with the Inside Directors by paying them an aggregate of $450,000 and delivering such promissory notes to them. The Company will continue to dispute the indemnification requests of the Outside Directors.

    The Company is involved in various other litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such other litigation would not be material in relation to the Company's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

    Independent Bankshares, Inc. (the "Company") is a multi-bank holding company that, at December 31, 1994, owned 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas ("First State, N.A., Abilene") and First State Bank, National Association, Odessa, Texas ("First State, N.A., Odessa") (collectively, the "Banks"). First State, N.A., Abilene has two full-service banking locations in Abilene, one in Stamford, Texas, and one in Winters, Texas, and First State, N.A., Odessa has two full-service banking locations in Odessa. First State, N.A., Abilene, acquired its two branches in Stamford and Winters when two of the Company's former subsidiary banks, The First National Bank in Stamford, Stamford, Texas ("First National"), and The Winters State Bank, Winters, Texas ("Winters State"), were merged into First State, N.A. Abilene, effective November 1, 1994.

GENERAL

    The following discussion and analysis presents the more significant factors affecting the Company's financial condition at March 31, 1995, and December 31, 1994, and results of operations for each of the quarters ended March 31, 1995 and 1994. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

QUASI-REORGANIZATION

    In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas, the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The tax effect of utilization of these net operating losses during the first three months of 1995 and 1994 totaled $160,000 and $107,000, respectively.

RESULTS OF OPERATIONS

GENERAL

    Net income for the quarter ended March 31, 1995, amounted to $332,000 ($0.40 primary earnings per common share) compared to net income of $215,000 ($0.25 primary earnings per common share) for the quarter ended March 31, 1994.

NET INTEREST INCOME

    Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest paid on interest-bearing liabilities, including deposits and notes payable. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

    Net interest income amounted to $1,683,000 for the first quarter of 1995, an increase of $3,000, or 0.2%, from the first quarter of 1994. Net interest income for the first quarter of 1994 was $1,680,000. The small increase in 1995 was due to an increase in average earning assets, which was offset by a slight reduction in the Company's net interest margin as a result of increasing interest rates being paid on certificates of deposit. The net interest margin on a fully taxable-equivalent basis, was 4.54% for the first quarter of 1995, compared to 4.58% for the first quarter of 1994.

    At March 31, 1995, approximately $20,231,000, or 24.0%, of the Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. Average rates paid for various types of deposits, particularly certificates of deposit, increased from March 31, 1994, to March 31, 1995. For example, the average rate paid by the Company for certificates of deposit of $100,000 or more increased to 5.08% during the first quarter of 1995 from 3.28% during the first quarter of 1994. The average rate paid for certificates of deposit less than $100,000 also increased from 3.29% in the first quarter of 1994 to 4.80% in the first quarter of 1995. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, rose from an average of 2.00% during the first quarter of 1994 to an average of 2.36% during the first quarter of 1995. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets in the very short term, a rising interest rate environment would normally produce a lower net interest margin than a falling interest rate environment. As noted under "Analysis of Financial Condition - Interest Rate Sensitivity" below, because the Company's interest-bearing demand, savings and money market deposits are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease significantly in a rising interest rate environment.

    The following table presents the average balance sheets of the Company for the quarters ended March 31, 1995 and 1994, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                                                             QUARTER ENDED MARCH 31,
                                                        -------------------------------------------------------------
                                                                       1995                           1994
                                                        -------------------------------  ----------------------------
                                                                     INTEREST                       INTEREST
                                                        AVERAGE       INCOME/    YIELD/  AVERAGE     INCOME/   YIELD/
                                                        BALANCE       EXPENSE     RATE   BALANCE    EXPENSE     RATE
                                                        --------      -------    ------  -------    --------   ------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Federal funds sold                                    $ 33,537      $  493     5.88%   $ 12,249    $   94     3.07%
  Securities (1)                                          32,281         428     5.30      64,843       739     4.56
  Loans, net of unearned income (2)                       82,540       1,891     9.16      69,742     1,640     9.41
                                                        --------      ------     ----    --------    ------     ----
    Total interest-earning assets                        148,358       2,812     7.58     146,834     2,473     6.74
                                                        --------      ------     ----    --------    ------     ----

Noninterest-earning assets:
  Cash and due from banks                                  7,713                            8,601
  Premises and equipment                                   4,194                            4,517
  Accrued interest receivable and other assets             3,009                            3,622
  Allowance for possible loan losses                        (806)                            (861)
                                                        --------                         --------
    Total noninterest-earning assets                      14,110                           15,879
                                                        --------                         --------
      Total assets                                      $162,468                         $162,713
                                                        ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money market deposits             $ 54,689      $  323     2.36%   $ 61,420    $  307     2.00%
  Time deposits                                           64,412         783     4.86      56,359       463     3.29
                                                        --------      ------     ----    --------    ------     ----
    Total deposits                                       119,101       1,106     3.71     117,779       770     2.62
  Notes payable                                              905          22     9.72       1,167        21     7.20
                                                        --------      ------     ----    --------    ------     ----
      Total interest-bearing liabilities                 120,006       1,128     3.76     118,946       791     2.66
                                                        --------      ------     ----    --------    ------     ----

Noninterest-bearing liabilities:
  Demand deposits                                         29,381                           31,825
  Accrued interest payable and other liabilities           1,796                              950
                                                        --------                         --------
      Total noninterest-bearing liabilities               31,177                           32,775
                                                        --------                         --------
        Total liabilities                                151,183                          151,721

Stockholders' equity                                      11,285                           10,992
                                                        --------                         --------
          Total liabilities and stockholders' equity    $162,468                         $162,713
                                                        ========                         ========

Net interest income                                                   $1,684                         $1,682
                                                                      ======                         ======
Interest rate spread (3)                                                         3.82%                          4.08%
                                                                                 ====                           ====
Net interest margin (4)                                                          4.54%                          4.58%
                                                                                 ====                           ====

______________________________
(1)    Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(2)    Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns.  Interest income on loans includes fees on loans, which are not material in amount.
(3)    The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)    The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-
       earning assets.


    The following table presents the changes in the components of net interest income and identifies the part of each change due to differences in the average volume of interest-earning assets and interest-bearing liabilities and the part of each change due to the average rate on those assets and liabilities. The changes in interest due to both rate and volume in the table have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                                               MARCH 31, 1995 VS 1994
                                             --------------------------
                                             INCREASE (DECREASE) DUE TO
                                                     CHANGES IN:
                                             --------------------------
                                               VOLUME   RATE    TOTAL
                                               ------   ----    -----
                                                   (IN THOUSANDS)
Interest-earning assets:
 Federal funds sold                             $ 261   $ 138    $ 399
 Securities (1)                                  (416)    105     (311)
 Loans, net of unearned income (2)                294     (43)     251
                                                -----   -----    -----
        Total interest income                     139     200      339
                                                -----   -----    -----

Interest-bearing liabilities:
 Deposits:
  Demand, savings and money market deposits       (36)     52       16
  Time deposits                                    74     246      320
                                                -----   -----    -----
    Total deposits                                 38     298      336
 Notes payable                                     (5)      6        1
                                                -----   -----    -----
        Total interest expense                     33     304      337
                                                -----   -----    -----

Increase (decrease) in net interest income      $ 106   $(104)   $   2
                                                =====   =====    =====

______________________________
(1) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.
(2) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.


PROVISION FOR LOAN LOSSES

    The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of each Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provision for loan losses for the quarter ended March 31, 1995, was $42,000, compared to $21,000 for the quarter ended March 31, 1994. This represents an increase of $21,000, or 100.0%. The reduced provisions in both quarters reflect the general stabilization of the economic conditions in the Company's primary service area. In addition, the overall quality of the Company's loan portfolio has improved, necessitating generally lower provisions.

NONINTEREST INCOME

    Noninterest income increased $48,000, or 13.6%, from $353,000 during the first quarter of 1994 to $401,000 during the first quarter of 1995.

    Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $278,000 in the first three months of 1994 to $308,000 during the first three months of 1995, a 10.8% increase, primarily due to increases in service charges on commercial demand deposits.

    Trust fees from the operation of the trust department of First State, N.A., Odessa increased $10,000, or 22.2%, from $45,000 during the first three months of 1994 to $55,000 during the same period in 1995 as a result of a one-time fee that was charged by the trust department for functioning as the executor of an estate.

    Insurance premiums earned on automobiles financed through the Company's indirect installment loan program increased $15,000, or 250.0% from $6,000 during the first quarter of 1994 to $21,000 during the first quarter of 1995. The increase was due to an increase in the number of insurance policies written during 1995 at First State, N.A., Abilene and rebates that had to be made during the first quarter of 1994 by First State, N.A., Odessa.

    Other income is the sum of several small components of noninterest income including safe deposit box rental income and other sources of miscellaneous income. Other income decreased $7,000, or 29.2%, from $24,000 during the first quarter of 1994 to $17,000 during the first quarter of 1995 due to a decrease in miscellaneous income at First State, N.A., Abilene.

NONINTEREST EXPENSES

    Noninterest expenses decreased $148,000, or 8.8%, from $1,688,000 during the first quarter of 1994 to $1,540,000 during the first quarter of 1995. A large part of the decrease from 1994 to 1995 was due to the conversion of the Banks from an outside data processing service bureau to an in-house data processing system during the fourth quarter of 1993 and the first quarter of 1994. The contracts with the data processing service bureau expired in the second quarter of 1994. As a result, some duplication of expense was incurred during the first quarter of 1994.

    Salaries and employee benefits declined $6,000 or 0.8%, from $720,000 for the first quarter of 1994 to $714,000 for the corresponding period of 1995. The decrease was a result of economies of scale achieved from the branching of First National and Winters State into First State, N.A., Abilene during the fourth quarter of 1994. This savings was offset by increases in overall salaries which were effective January 1, 1995.

    Equipment expense increased from $125,000 for the first quarter of 1994 to $171,000 for the corresponding period in 1995, representing an increase of $46,000, or 36.8%. This increase is a result of the conversion of the Banks to an in-house data processing system between November 1993 and March 1994 and the lease and maintenance expense associated with the new system. The Company anticipates the significant overall savings in data processing related expenses to continue in the future.

    Net occupancy expense was $168,000 for the first three months of 1995, which was the same amount of expense that was recorded for the first three months of 1994.

    As noted above, data processing was being provided to the Company and the Banks by a service bureau under contracts that expired during April 1994. Data processing expense decreased $104,000, or 86.0%, from $121,000 for the first quarter of 1994 to $17,000 for the first quarter of 1995, as a result of the conversion to the Company's in-house system.

    Federal Deposit Insurance Corporation (the "FDIC") insurance expense decreased from $82,000 for the first quarter of 1994 to $79,000 during the same period of 1995. The decrease was due primarily to the merger of Winters State into First State, N.A., Abilene. The Company had been paying a higher rate for FDIC insurance on the deposits of Winters State prior to the merger. The merger lowered the rate for those deposits to the rate paid by First State, N.A., Abilene. Should FDIC insurance rates decrease as is currently anticipated, the Company could see substantial savings in this area during the latter part of 1995.

    Stationery, printing and supplies expense decreased $3,000, or 4.6%, from $65,000 for the first three months of 1994 to $62,000 for the first three months of 1995, primarily due to the merger of First National and Winters State into First State, N.A., Abilene. Accounting fees were $32,000 for both the first quarter of 1995 and the first quarter of 1994. The Company anticipates reductions in accounting fees in the future as a result of the change in its independent public accountants, which was made during 1994.

    Legal fees decreased $59,000, or 53.6%, from $110,000 during the first
quarter of 1994 to $51,000 during the same period of 1995.   The decrease was
due to legal expenses incurred by the Company regarding a lawsuit that was filed during the first quarter of 1994 involving a request for indemnity and reimbursement of settlement costs and attorneys fees by a group of former directors of a commercial bank that had been a repossessed asset of a former subsidiary of the Company during the mid-1980s. The former directors had incurred their expenses in defense of litigation brought against them by the FDIC as a result of the failure of the subject bank.

    Net costs applicable to real estate and other repossessed assets consists of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded $4,000 in net income during the first quarter of 1995 compared to $15,000 in net income during the first quarter of 1994 as a result of the gains on sales and income received on various repossessed assets. The amount of real estate and other repossessed assets has declined over the past few years.

    Other noninterest expense includes, among many other items, postage, advertising, insurance, directors' fees, dues and subscriptions, regulatory examinations, travel and entertainment and due from bank account charges. These expenses decreased $30,000, or

10.7%, from $280,000 for the first quarter of 1994 to $250,000 for the first quarter of 1995. Savings realized as a result of the merger of First National and Winters State into First State, N.A., Abilene was the primary reason for the decrease.

FEDERAL INCOME TAXES

    The Company effected a quasi-reorganization as of December 31, 1989. As a result of this transaction, the Company's net operating loss carryforwards existing at December 31, 1989, utilized subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The Company accrued $170,000 and $109,000 in federal income taxes in the first quarter of 1995 and 1994, respectively, and all of these amounts except for $10,000 in 1995 and $2,000 in 1994 were transferred from federal income taxes payable to reduce the Company's deferred tax asset in 1995 and to increase additional paid-in capital in 1994. See "Quasi-reorganization" above.

IMPACT OF INFLATION

    The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Because substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate-sensitive assets and liabilities. See "Analysis of Financial Condition - Interest Rate Sensitivity" below.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

    Total assets increased $4,712,000, or 2.9%, from $159,860,000 at December 31, 1994, to $164,572,000 at March 31, 1995, due to the growth in deposits at the Banks during the first quarter of 1995.

CASH AND CASH EQUIVALENTS

    The amount of cash and cash equivalents increased $3,204,000, or 8.3%, from $38,764,000 at December 31, 1994, to $41,968,000 at March 31, 1995,
primarily due to a decrease in securities and the cash from such maturities being invested in federal funds sold at March 31, 1995.

SECURITIES

    Securities decreased $1,414,000, or 4.2%, from $33,305,000 at December 31, 1994, to $31,891,000 at March 31, 1995. The decrease in 1995 is due to the fact that the Banks invested additional amounts in federal funds sold at March 31, 1995.

    The board of directors of each Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities and federal agency securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. At March 31, 1995, the Company's securities portfolio included $45,000 book value of unrated securities (local school district issues), representing 0.14% of the total securities portfolio. Securities totalling $14,210,000 are classified as available-for-sale and are carried at fair value at March 31, 1995. Securities totalling $17,681,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

    Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At March 31, 1995, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $5,095,000, or 16.0% of the total securities portfolio.

    The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                        MARCH 31,1995    DECEMBER 31, 1994
                                      ----------------   -----------------
                                      AMOUNT       %     AMOUNT       %
                                      -------   ------   -------   ------
                                                 (IN THOUSANDS)
Carrying value:
   U.S. Treasury securities           $28,085    88.1%   $31,441    94.4%
   Obligations of other U.S.
     Government agencies and
     corporations                       3,318    10.4      1,331     4.0
   Obligations of states and
     political subdivisions                45     0.1         90     0.3
   Other securities                       443     1.4        443     1.3
                                      -------   ------   -------   ------
Total carrying value of securities    $31,891   100.0%   $33,305   100.0%
                                      =======   ======   =======   ======
Total market value of securities      $31,759            $32,991
                                      =======            =======

    The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

    The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at March 31, 1995. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion. The restatement of the yields on obligations of states and political subdivisions to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

                                                              ESTIMATED WEIGHTED
TYPE AND MATURITY GROUPING             PRINCIPAL   CARRYING     FAIR    AVERAGE
    AT MARCH 31, 1995                    AMOUNT      VALUE      VALUE     YIELD
- --------------------------             ---------   --------   --------  -------
                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury securities:
  Within one year                        $26,250    $26,090    $25,960     5.13%
  After one but within five years          2,000      1,995      1,987     6.19
                                         -------    -------    -------    -----
    Total U.S. Treasury securities        28,250     28,085     27,947     5.21
                                         -------    -------    -------    -----
Obligations of other U.S. Government
 agencies and corporations:
  Within one year                          1,125      1,138      1,141     8.24
  After one but within five years          2,179      2,180      2,181     8.05
                                         -------    -------    -------    -----
    Total obligations of other U.S.
     Government agencies and
     corporations                          3,304      3,318      3,322     8.12
                                         -------    -------    -------    -----
Obligations of states and political
 subdivisions:
  Within one year                             45         45         47    14.39
                                         -------    -------    -------    -----
    Total obligations of states
     and political subdivisions               45         45         47    14.39
                                         -------    -------    -------    -----
Other securities:
  Within one year                              0          0          0     0.00
  After one but within five years            443        443        443     3.59
                                         -------    -------    -------    -----
    Total other securities                   443        443        443     3.59
                                         -------    -------    -------    -----
      Total securities                   $32,042    $31,891    $31,759     5.50%
                                         =======    =======    =======    =====

LOAN PORTFOLIO

    Total loans, net of unearned income, increased $2,867,000, or 3.5%, from $81,306,000 at December 31, 1994, to $84,173,000 at March 31, 1995. The
increase during the first quarter of 1995 was primarily a result of increases in the Banks' indirect installment loans.

    The Banks primarily make installment loans to individuals and commercial loans to small to medium-sized businesses and professionals. The Banks offer a variety of commercial lending products including revolving lines of credit, letters of credit, real estate loans, working capital loans and loans to finance accounts receivable, inventory and equipment. Typically, the Banks' commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the borrower and are secured by real estate, accounts receivable, inventory or other business assets.

    Due to diminished loan demand in most areas, during the second quarter of 1992, First State, N.A., Odessa instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. Under this program, a dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower secured by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. During the second quarter of 1993, First State, N.A., Abilene began a similar indirect installment loan program. At March 31, 1995, the Company had approximately $32,062,000, net of unearned income, of this type of loan outstanding.

    The following table presents the Company's loan balances at the dates indicated separated by loan types.


                                    MARCH 31,    DECEMBER 31,
                                    ---------    -------------
                                       1995           1994
                                     -------        -------
                                         (IN THOUSANDS)
Loans to individuals                 $45,301        $43,113
Real estate loans                     22,697         22,760
Commercial and industrial loans       14,812         14,391
Agricultural loans                     3,056          2,742
Loans secured by equity securities
  of financial institutions            2,717          2,311
Other loans                               32            201
                                     -------        -------
    Total loans                       88,615         85,518
Less unearned income                   4,442          4,212
                                     -------        -------
    Loans, net of unearned
      income                         $84,173        $81,306
                                     =======        =======

    Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at March 31, 1995, except for those described in the above table. The Banks had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at March 31, 1995.

    Management of each Bank may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company's best interest. The Company requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

    The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at March 31, 1995. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                                ONE TO    OVER      TOTAL
                                      ONE YEAR   FIVE     FIVE     CARRYING
                                      AND LESS   YEARS    YEARS     VALUE
                                      --------  -------   ------   --------
                                                 (IN THOUSANDS)
                                                                      >
Real estate loans                     $ 1,832   $15,442   $5,423   $22,697
Commercial and industrial loans         6,386     5,216    3,210    14,812
Agricultural loans                      1,987       621      448     3,056
Loans secured by equity securities of
  financial institutions                1,751       966        0     2,717
Other loans                                32         0        0        32
                                      -------   -------   ------   -------
    Total loans                       $11,988   $22,245   $9,081   $43,314
                                      =======   =======   ======   =======
With fixed interest rates             $ 5,304   $14,460   $3,319   $23,083
With variable interest rates            6,684     7,785    5,762    20,231
                                      -------   -------   ------   -------
    Total loans                       $11,988   $22,245   $9,081   $43,314
                                      =======   =======   ======   =======

ALLOWANCE FOR POSSIBLE LOAN LOSSES

    Implicit in the Company's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the Company's loan portfolio, additions are made to the Company's allowance for possible loan losses (the "allowance"). The allowance is created by direct charges against income (the "provision" for loan losses), and the allowance is available to absorb possible loan losses. See "Results of Operations - Provision for Loan Losses" above.

    The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $819,000, or 1.0% of loans, net of unearned income, at March 31, 1995, compared to $817,000, or 1.0% of loans, net of unearned income, at December 31, 1994.

    Credit and loan decisions are made by management and the board of directors of each Bank in conformity with loan policies established by the board of directors of the Company. It is the practice of the Company to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, when the loan is classified as a loss by regulatory examiners or for other reasons. The Company charged off $62,000 in loans during the first quarter of 1995. Recoveries during the first quarter of 1995 were $22,000.

    The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters ended March 31, 1995 and 1994.

                                                 MARCH 31,
                                          ---------------------
                                            1995          1994
                                          -------        -------
                                          (DOLLARS IN THOUSANDS)
Analysis of allowance for
  possible loan losses:
Balance, at January 1                     $   817        $   896
  Provision for loan losses                    42             21
                                          -------        -------
                                              859            917
                                          -------        -------
Loans charged off:
  Loans to individuals                         51             32
  Real estate loans                            11             95
  Commercial and industrial loans               0              0
  Agricultural loans                            0             21
  Loans secured by equity securities
    of financial institutions                   0              0
  Other loans                                   0              0
                                          -------        -------
    Total charge-offs                          62            148
                                          -------        -------
Recoveries of loans previously
 charged off:
  Loans to individuals                          5              9
  Real estate loans                             0              0
  Commercial and industrial loans               9              5
  Agricultural loans                            5              3
  Loans secured by equity securities
    of financial institutions                   3              8
  Other loans                                   0              0
                                          -------        -------
    Total recoveries                           22             25
                                          -------        -------
  Net loans charged off                        40            123
                                          -------        -------
  Balance, at March 31                    $   819        $   794
                                          =======        =======
Average loans outstanding,
  net of unearned income                  $82,540        $69,742
                                          =======        =======

Ratio of net loan charge-offs
  to average loans outstanding,
  net of unearned income                     0.19%          0.71%
Ratio of allowance for possible
  loan losses to total loans,
  net of unearned income, at
  March 31                                   0.97           1.12

         In the latter half of the 1980's, there was a downward trend in the market value of collateral securing real estate loans, agricultural loans, loans secured by the stock of financial institutions and other commercial and industrial loans. Foreclosures on defaulted loans resulted in the Company acquiring real estate and other repossessed assets. Foreclosures have continued to occur, and the amount of real estate and other repossessed assets being carried on the Company's books, although decreasing, is still significant. Accordingly, the Company incurs other expenses, specifically net costs applicable to real estate and other repossessed assets, in maintaining, insuring and selling such assets. The Company attempts to convert nonperforming loans into interest-earning assets, although usually at a lower dollar amount than the face value of such loans, either through liquidation of the collateral securing the loan or through intensified collection efforts.

         As the economy has recovered and stabilized, there has been a reduction in total loan losses and in the amount of the provision necessary to maintain an adequate balance in the allowance. This reflects not only the loan loss trend, but management's assessment of the continued reduction of credit risks associated with the loan portfolio.

         The amount of the allowance is established by management based upon estimated risks inherent in the existing loan portfolio. Management reviews the loan portfolio on a continuing basis to evaluate potential problem loans. This review encompasses management's estimate of current economic conditions and the potential impact on various industries, prior loan loss experience and the financial condition of individual borrowers. Loans that have been specifically identified as problem or nonperforming loans are reviewed on at least a quarterly basis, and management critically evaluates the prospect of ultimate losses arising from such loans, based on the borrower's financial condition and the value of available collateral. When a risk can be specifically quantified for a loan, that amount is specifically allocated in the allowance. In addition, the Company allocates the allowance based upon the historical loan loss experience of the different types of loans. Despite such allocation, both allocated and unallocated allowances are available for charge-offs for all loans.

         On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"). In accordance with FAS 114, any change in the present value of such loans will be recognized as an adjustment to the Company's allowance for possible loan losses.

         The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at March 31, 1995, and December 31, 1994.

                                  MARCH 31, 1995         DECEMBER 31, 1994
                             -----------------------  ------------------------
                               AMOUNT    PERCENT OF     AMOUNT    PERCENT OF
                                 OF       LOANS BY        OF       LOANS BY
                             ALLOWANCE    CATEGORY    ALLOWANCE    CATEGORY
                             ALLOCATED    TO LOANS,   ALLOCATED    TO LOANS,
                                 TO       NET OF UN-      TO       NET OF UN-
                              CATEGORY  EARNED INCOME  CATEGORY  EARNED INCOME
                              --------  -------------  --------  -------------
                                          (DOLLARS IN THOUSANDS)
Loans to individuals            $ 87         48.5%       $207         47.8%
Real estate loans                141         27.0         165         28.0
Commercial and industrial loans  110         17.6         117         17.7
Agricultural loans                68          3.6          67          3.4
Loans secured by equity
  securities of financial
  institutions                     2          3.2           5          2.8
Other loans                        0          0.1           1          0.3
                                ----        -----        ----        -----
                                 427        100.0%        562        100.0%
Unallocated                      392        =====         255        =====
 Total allowance for possible   ----                     ----
   loan losses                  $819                     $817
                                ====                     ====

LOAN REVIEW PROCESS

    The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Banks maintain an internally classified loan list that, along with the list of nonperforming assets discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At March 31, 1995, substandard loans totaled $1,876,000, of which $184,000 were loans designated as nonaccrual. There were no loans classified doubtful or loss at March 31, 1995.

    In addition to the internally classified and nonperforming loans, each Bank also has a "watch list" of loans that further assists each Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful), but do have weakened elements as compared with those of a satisfactory credit. The Banks review these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at March 31, 1995, are current and paying in accordance with loan terms. At March 31, 1995, watch list loans totaled $1,960,000 (including $184,000 of loans guaranteed by U.S. governmental agencies). At such date, no watch list loans were designated as nonaccrual or 90 days past due. See "Nonperforming Assets" below.

NONPERFORMING ASSETS

    Nonperforming loans consist of past due, nonaccrual and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal or interest payments. Loans on which management does not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual, any interest previously accrued but not yet collected is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

    A "troubled debt restructuring" is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms.

    Nonperforming loans are fully or substantially secured by assets, with any excess of loan balances over collateral values allocated in the allowance. Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any. See "Real Estate and Other Repossessed Assets" below.

    The following table lists nonaccrual, past due and restructured loans and real estate and other repossessed assets at March 31, 1995, and December 31, 1994.

                                 MARCH 31,    DECEMBER 31,
                                   1995          1994
                                 ---------    ------------
                                     (IN THOUSANDS)
Nonaccrual loans                   $184          $ 48
Accruing loans contractually
  past due over 90 days               0            26
Restructured loans                   57            80
Real estate and other repossessed
  assets                            495           631
                                   ----          ----
  Total nonperforming assets       $736          $785
                                   ====          ====

    The gross interest income that would have been recorded during the first quarter of 1995 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $4,000. No interest income was actually recorded (received) on loans that were on nonaccrual during the first quarter of 1995.

    A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The Company does not believe it has any potential problem loans other than those reported in the above table.

REAL ESTATE AND OTHER REPOSSESSED ASSETS

    Real estate and other repossessed assets consists of real property and other assets unrelated to banking premises or facilities. Income derived from this real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At March 31, 1995, and December 31, 1994, real estate and other repossessed assets had an aggregate book value of $495,000 and $631,000, respectively. Real estate and other repossessed assets decreased $136,000, or 21.6%, during the first three months of 1995, primarily due to the reclassification from in-substance repossession at December 31, 1994, to nonperforming (nonaccrual) loans at March 31, 1995, of one loan in the amount of $125,000 as a result of the adoption by the Company on January 1, 1995, of FAS 114. Of the March 31, 1995 balance, $62,000 is represented by a repossessed house and $44,000 is represented by unimproved lots in the same residential subdivision. The house was sold subsequent to March 31, 1995, for a loss of approximately $4,000. None of the remaining individual parcels of real estate or other repossessed assets are carried at more than $36,000.

PREMISES AND EQUIPMENT

    Premises and equipment decreased $69,000, or 1.6%, during the first quarter of 1995, from $4,345,000 at December 31, 1994, to $4,276,000 at March
31, 1995. The decrease was due to depreciation recorded on the Company's premises and equipment during the first quarter of 1995.

ACCRUED INTEREST RECEIVABLE

    Accrued interest receivable consists of interest that has accrued on loans and securities, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $115,000, or 12.2%, from $945,000 at December 31, 1994, to $830,000 at March 31, 1995.
The decrease was a result of additional funds being invested at March 31, 1995, in federal funds sold on which interest is paid daily. Of the total balance at March 31, 1995, $517,000, or 62.3%, was interest accrued on loans and $313,000, or 37.7%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1994, were $560,000, or 59.3%, and $385,000, or
40.7%, respectively.

OTHER ASSETS

    The most significant component of other assets at March 31, 1995, is a net deferred tax asset of $1,140,000. The balance of other assets increased $377,000, or 27.3%, to $1,758,000 at March 31, 1995, from $1,381,000 at
December 31, 1994, as a result of a $400,000 decrease in the Company's valuation allowance on its deferred tax asset which was partially offset by a $160,000 decrease in the gross deferred tax asset due to the utilization of a portion of the Company's net operating loss carryforwards.

DEPOSITS

    The Banks' lending and investing activities are funded almost entirely by core deposits, 54.7% of which are demand, savings and money market deposits at March 31, 1995. Total deposits increased $3,876,000, or 2.7%, from $146,184,000 at December 31, 1994, to $150,060,000 at March 31, 1995. The
increase is due to an increase in interest-bearing time deposits at the Banks, primarily as a result of a recent increase in the rates paid on such deposits. The Banks do not accept brokered deposits.

    The following table presents the average amounts of and the average rates paid on deposits of the Company for the quarters ended March 31, 1995 and 1994.

                                             QUARTER ENDED MARCH 31,
                                      -------------------------------------
                                             1995               1994
                                      ------------------  -----------------
                                      AVERAGE    AVERAGE  AVERAGE   AVERAGE
                                       AMOUNT     RATE     AMOUNT     RATE
                                      --------   -------  --------  -------
                                                 (DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits   $ 29,381      --%    $ 31,825     --%
Interest-bearing demand, savings
  and money market deposits             54,689    2.36       61,420   2.00
Time deposits of less than $100,000     48,270    4.80       43,558   3.29
Time deposits of $100,000 or more       16,142    5.08       12,801   3.28
                                      --------    ----     --------   ----
 Total deposits                       $148,482    2.98%    $149,604   2.06%
                                      ========    ====     ========   ====


    The maturity distribution of time deposits of $100,000 or more at March 31, 1995, is presented below.

                                       AT MARCH 31, 1995
                                       -----------------
                                         (IN THOUSANDS)
         3 months or less                   $ 6,570
         Over 3 through 6 months              4,168
         Over 6 through 12 months             3,507
         Over 12 months                       3,508
                                            -------
           Total time deposits of $100,000
              or more                       $17,753
                                            =======


    The Banks experience limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At

March 31, 1995, deposits of $100,000 or more represented approximately 10.8% of the Company's total assets, compared to 9.1% of total assets at December 31, 1994.

NOTES PAYABLE

    The Company's notes payable decreased $29,000, or 3.1%, from $930,000 at December 31, 1994, to $901,000 at March 31, 1995. The decrease represents the regular quarterly principal payment made by the Company on the Long-term Note (as defined below) on January 15, 1995.

ACCRUED INTEREST PAYABLE

    Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable increased $127,000, or 31.1%, from $408,000 at December 31, 1994, to $535,000 at March
31, 1995. The increase was a result of an increase in the amount of outstanding certificates of deposit and the rising interest rate environment, particularly during the last six months.

OTHER LIABILITIES

    The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities decreased $23,000, or 1.8%, from $1,265,000 at December 31, 1994, to $1,242,000 at
March 31, 1995.

INTEREST RATE SENSITIVITY

    Interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. The Company seeks to minimize the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that could change interest rates in the same time frame in an attempt to reduce the risk of significant adverse effects on the Company's net interest income caused by interest rate changes. The Company does not attempt to match each interest-earning asset with a specific interest-bearing liability. Instead, as shown in the table below, it aggregates all of its interest-earning assets and interest-bearing liabilities to determine the difference between the two in specific time frames. This difference is known as the rate-sensitivity gap. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and occasionally change in different directions. Management regularly monitors the interest sensitivity position and considers this position in its decisions in regard to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

    The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be

81.6% at the 90-day interval, 81.7% at the 180-day interval and 81.9% at the 365-day interval at March 31, 1995. Currently, the Company is in a liability-sensitive position at the three intervals. During a rising interest rate environment, this position normally produces a lower net interest margin than in a falling interest rate environment. However, because the Company had $53,758,000 of interest-bearing demand, savings and money market deposits at March 31, 1995, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease significantly in a rising interest rate environment. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

    The following table shows the interest rate sensitivity position of the Company at March 31, 1995.


                                      CUMULATIVE VOLUMES SUBJECT TO        VOLUMES
                                             REPRICING WITHIN            SUBJECT TO
                                     -------------------------------      REPRICING
                                     90 DAYS    180 DAYS    365 DAYS     AFTER 1 YEAR  TOTAL
                                     -------    --------    --------     ------------ --------
                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Federal funds sold                 $ 34,200   $ 34,200     $ 34,200       $     0    $ 34,200
 Securities                            3,993     11,272       26,051         5,840      31,891
 Loans, net of unearned income        22,653     24,521       28,308        55,865      84,173
                                    --------   --------     --------       -------    --------
   Total interest-earning assets      60,846     69,993       88,559        61,705     150,264
                                    --------   --------     --------       -------    --------

Interest-bearing liabilities:
 Demand, savings and money
  market deposits                     53,758     53,758       53,758             0      53,758
 Time deposits                        19,914     31,013       53,547        14,418      67,965
 Notes payable                           882        883          885            16         901
                                    --------   --------     --------       -------    --------
   Total interest-bearing
    liabilities                       74,554     85,654      108,190        14,434     122,624
                                    --------   --------     --------       -------    --------
Rate-sensitivity gap(1)             $(13,708)  $(15,661)    $(19,631)      $47,271    $ 27,640
                                    ========   ========     ========       =======    ========
Rate-sensitivity ratio(2)               81.6%      81.7%        81.9%
                                        ====       ====         ====

______________________________
(1)  Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2)  Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.


SELECTED FINANCIAL RATIOS

    The following table presents selected financial ratios (annualized) for the quarters ended March 31, 1995 and 1994.

                                                QUARTER ENDED MARCH 31,
                                                -----------------------
                                                  1995         1994
                                                 ------       ------
Net income to:
    Average assets                                0.82%        0.53%
    Average interest-earning assets               0.90         0.59
    Average stockholders' equity                 11.77         7.82
Dividend payout (1) to:
    Net income                                    7.04          N/A
    Average stockholders' equity                  0.83          N/A
Average stockholders' equity to:
    Average total assets                          6.95         6.76
    Average loans (2)                            13.67        15.76
    Average total deposits                        7.60         7.35
Average interest-earning assets to:
    Average total assets                         91.32        90.24
    Average total deposits                       99.92        98.15
    Average total liabilities                    98.13        96.78
Ratio to total average deposits of:
    Average loans (2)                            55.59        46.62
    Average noninterest-bearing deposits         19.79        21.27
    Average interest-bearing deposits            80.21        78.73
Total interest expense to total interest income  40.13        32.01

_________________________
(1) Dividends on Common Stock only.
(2) Before allowance for possible loan losses.


LIQUIDITY

THE BANKS

    Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Banks to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $7,713,000 during the first quarter of 1995 and $8,601,000 during the first quarter of 1994. These amounts comprised 4.7% and 5.3% of average total assets during the first three months of 1995 and 1994, respectively. The average level of securities and federal funds sold was $65,818,000 during the first quarter of 1995 and $77,092,000 during the first quarter of 1994. An increasing amount of the Banks' available funds had been invested in loans, particularly loans to individuals, due to increased loan demand in the Company's market area.

    The Banks sold no securities during the quarters ended March 31, 1995 and 1994. At March 31, 1995, $27,273,000, or 85.5%, of the Company's securities portfolio matured within one year and $4,618,000, or 14.5%, matured after one but within five years. The Banks' commercial lending activities are concentrated in loans with maturities of less than five years and with adjustable interest rates, while their installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Banks' experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At March 31, 1995, approximately $28,308,000, or 33.6%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

    On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the first quarter of 1995, the Company's average deposits were $148,482,000, or 91.4% of average total assets, compared to $149,604,000, or 91.9% of average total assets, during the first quarter of 1994. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Banks. See "Analysis of Financial Condition - Deposits" above.

    The level of nonperforming assets has squeezed interest margins and has resulted in noninterest expenses from net operating costs and write-downs associated with nonperforming assets, although the level of such nonperforming assets has been decreasing over the past two years. In order to improve liquidity, the Banks implemented various cost-cutting and revenue-generating measures and extended efforts to reduce nonperforming assets.

THE COMPANY

    The Company depends on the Banks for liquidity in the form of cash flow, primarily to meet debt service and dividend requirements and to cover other operating expenses. This cash flow from subsidiaries comes from three sources: (1) dividends resulting from earnings of the Banks, (2) current tax liabilities generated by the Banks and (3) management and service fees for services performed for the Banks.

    The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. First State, N.A., Odessa is presently restricted in the payment of dividends to the Company without prior approval of the regulatory authorities. It is anticipated that First State, N.A., Odessa will be able to begin paying dividends by the end of the second quarter of 1995. No dividends were paid by the Banks during the first quarter of 1995 to Independent Financial. Dividends paid by Independent Financial to the Company during the same time period were $200,000.
Dividends paid by the Banks to Independent Financial during the first quarter of 1994 were $100,000; in turn, Independent Financial paid dividends to the Company totaling $50,000 during the same time period. At March 31, 1995, there were approximately $995,000 in dividends available for payment to Independent Financial by First State, N.A., Abilene without regulatory approval.

    The payment of current tax liabilities generated by the Banks and management and service fees constituted 56% and 8%, respectively, of the Company's cash flow during the first quarter of 1995. Pursuant to a tax-sharing agreement, the Company's subsidiaries pay to the Company an amount equal to their individual tax liabilities on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Banks to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that certain Banks incur losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $313,000 were paid by the Banks to the Company during the first three months of 1995, compared to a total of $160,000 during the first three months of 1994.

    The Banks pay management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the subsidiaries' board meetings, audit and loan review services and related expenses. The Banks paid a total of $43,000 in management fees to the Company in the first quarter of 1995, compared to $30,000 paid by the Banks during the first quarter of 1994. The Company's fees must be reasonable in relation to the management services rendered, and each Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

    In November 1992, the Company settled the outstanding $2,535,000 principal balance of its note payable to the Dallas Bank for a total of $2,243,000 and recognized an extraordinary gain of $192,000, net of tax expense of $100,000, from the settlement. To fund the pay-off of the note payable, the Company obtained a loan from the Amarillo Bank for the discounted settlement amount plus accrued interest due as of the settlement date.

    In March and April 1993, the Company used $1,487,000 from a $1,500,000 capital distribution made to it from First National to reduce the principal amount of the loan from the Amarillo Bank to $775,000. The Amarillo Bank renewed the long-term note (the "Long-term Note") for a period of three years (until April 15, 1996). The balance of the Long-Term Note at March 31, 1995, was $581,000. Payments of principal and interest, which are due on a quarterly basis, are based on a seven-year amortization. The Company also has a second note, which was used for the acquisition of Winters State (the "Acquisition Note"). The Acquisition Note, which had an original principal balance of $450,000, matured on August 30, 1994. The Company paid the Amarillo Bank $150,000, and the maturity date was extended to August 30, 1997. The Acquisition Note had a balance of $300,000 at March 31, 1995. Principal payments of $100,000 are due annually, beginning August 30, 1995. Interest payments are due quarterly on February 28, May 30, August 30 and November 30. The notes bear interest at the Amarillo Bank's floating base rate plus 1% (10.0% at March 31, 1995) and are secured by 100% of the stock of the First State, N.A., Abilene and First State, N.A., Odessa.

    The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person, to make certain investments, to purchase or sell assets and to pay cash dividends on the Common Stock if the indebtedness due to the Amarillo Bank is $1,000,000 or greater. The loan agreement also requires the Company and the Banks to meet certain financial ratios. The Company and the Banks were in compliance with all of these ratios at March 31, 1995, and have been in compliance with these ratios since the inception of the loan agreement.

CAPITAL RESOURCES

    At March 31, 1995, stockholders' equity totaled $11,834,000, or 7.2% of total assets, compared to $11,073,000, or 6.9% of total assets, at December 31, 1994.

    Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2) of at least 8%, of risk-weighted assets. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interests in unconsolidated subsidiaries. Tier 2 capital may be comprised of certain other preferred stock, qualifying debt instruments and all or a part of the allowance for possible loan losses.

    Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Banks' risk-based capital ratios and leverage ratios to the minimum regulatory requirements at March 31, 1995.


  THE COMPANY                                      MARCH 31, 1995
  -----------                                      --------------
                                              (DOLLARS IN THOUSANDS)
  Tier 1 capital:
    Common stockholders' equity, excluding
     unrealized loss on available-for-sale
     securities                                       $ 11,169
    Preferred stockholders' equity (1)                     696
                                                      --------
      Total Tier 1 capital                              11,865
                                                      --------
  Tier 2 capital:
    Allowance for possible loan losses (2)                 819
                                                      --------
      Total Tier 2 capital                                 819
                                                      --------

        Total capital                                 $ 12,684
                                                      ========

  Risk-weighted assets                                $ 88,110
                                                      ========

  Adjusted quarterly average assets                   $162,468
                                                      ========



                                                 MINIMUM          ACTUAL
                                                REGULATORY      RATIOS FOR
THE COMPANY                                   REQUIREMENT(3)  MARCH 31, 1995
- -----------                                   --------------  --------------
Tier 1 capital to risk-weighted assets ratio      4.00%           13.47%
Total capital to risk-weighted assets ratio       8.00            14.40
Leverage ratio                                    3.00             7.30

THE BANKS
- ---------
Tier 1 capital to risk-weighted assets ratio      4.00%      11.35 - 16.01%
Total capital to risk-weighted assets ratio       8.00       12.14 - 17.06
Leverage ratio                                    3.00        7.41 -  7.88

___________________________
(1) Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.
(3)  For top rated banking organizations.


    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The new law also required each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Banks were all "well capitalized" at March 31, 1995.

    The Company's ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Board of Governors of the Federal Reserve System.

    The payment of dividends on the Common Stock and Series C Preferred Stock is determined by the Company's board of directors in light of circumstances and conditions then existing, including the earnings of the Company and the Banks, funding requirements and financial condition, applicable loan covenants and applicable laws and regulations. The Company's ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines and by the terms of its loan agreement with the Amarillo Bank. Holders of the Series C Preferred Stock are entitled to receive, if, as and when declared by the Company's board of directors, out of funds legally available therefor, quarterly cumulative cash dividends at the annual rate of 10%. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends on common stock unless such bank holding company can pay such dividends from current earnings. The Federal Reserve Board has asserted that this policy is also applicable to payment of dividends on preferred stock. Such an interpretation may limit the ability of the Company to pay dividends on the Series C Preferred Stock.

    The Company began paying quarterly cash dividends of $0.03 per share on its Common Stock during the second quarter of 1994. Cash dividends were also paid during the third and fourth quarters of 1994 and the first quarter of 1995. Subsequent to March 31, 1995, the Company declared a 33-1/3% stock dividend payable to stockholders of record on May 10, 1995, and a $0.03 per share cash dividend payable to stockholders of record on May 15, 1995. Both the stock and cash dividends are payable on May 31, 1995.

                                   PART II

                              OTHER INFORMATION


Item 1.  Legal Proceedings

    In 1985, a former subsidiary bank of the Company foreclosed on the stock of Texas Bank & Trust Company, Sweetwater, Texas ("TB&T-Sweetwater"), which became a repossessed asset of the former subsidiary. TB&T-Sweetwater subsequently failed, resulting in a legal action begin brought in federal court against the thirteen TB&T-Sweetwater directors by the Federal Deposit Insurance Corporation (the "FDIC"). In September 1993, nine former outside directors of TB&T-Sweetwater (the "Outside Directors") settled with the FDIC for an aggregate of $60,000.

    All former directors of TB&T-Sweetwater requested that the Company reimburse them for their expenses and settlement costs incurred by them in their defense of the FDIC litigation. This request was based upon their interpretation of certain indemnification provisions contained in the Company's Articles of Incorporation.

    In January 1994, the Company filed a declaratory judgment action in state district court to petition the court to rule on certain matters that would have precluded indemnification. Certain of the directors filed counterclaims against the Company asserting their right to be indemnified. A hearing occurred in July 1994, and the court issued an order in September 1994, denying the Company's petition and upholding the directors' counterclaims.

    In December 1994, a settlement was entered into between the FDIC, one Outside Director and the three management directors of TB&T-Sweetwater, who were also management directors of the Company (the "Inside Directors"), with the Inside Directors paying the FDIC a total of $450,000. As a result of the two settlements and indemnification requests, the Outside Directors claimed indemnification in the amount of approximately $467,000 and the Inside Directors claimed indemnification in the amount of approximately $900,000.
In 1994, the Company accrued $900,000 for the potential reimbursement of the $1,367,000 in claims.

    On March 7, 1995, the Company agreed to settle the indemnification requests of the Inside Directors for $450,000 in cash and by delivery of three promissory notes in the aggregate principal amount of $350,000. These notes are payable in three equal installments over three years and bear interest at 6% per annum. Subsequent to March 31, 1995, the Company consummated this settlement with the Inside Directors by paying them an aggregate of $450,000 and delivering such promissory notes to them. The Company will continue to dispute the indemnification requests of the Outside Directors.

    The Company is involved in various litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such litigation would not be material in relation to the Company's financial position and results of operations.

Item 2.  Changes in Securities.

    None

Item 3.  Defaults upon Senior Securities.

    None

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         None

                                  SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1995               Independent Bankshares, Inc.
                                  (Registrant)



                                  By:    Randal N. Crosswhite
                                     ----------------------------------
                                      Randal N. Crosswhite
                                      Senior Vice President and
                                      Chief Financial Officer