Form 10-Q
period 1995-06-30
INDEPENDENT BANKSHARES INC
filed 1995-08-14
CIK 318870

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1995

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

                       YES   X    NO
                           _____     _____
      Indicate the number of shares outstanding of each of the issuer's classes of common stock at June 30, 1995.

         Class:  Common Stock, par value $0.25 per share
         Outstanding at June 30, 1995:  1,038,830 shares

                             PART I

                      FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 1995 AND DECEMBER 31, 1994
                           (Unaudited)

                                          June 30,     December 31,
                                            1995          1994
                                          ------------ ------------
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks                 $  6,234,000 $  7,564,000
  Federal Funds Sold                        44,500,000   31,200,000
                                          ------------ ------------
      Total Cash and Cash Equivalents       50,734,000   38,764,000
                                          ------------ ------------

Securities:
  Available-for-sale                        10,535,000   17,078,000
  Held-to-maturity--Market Value of
    $17,430,000 for June 30, 1995,
    and $15,913,000 for December 31, 1994   17,443,000   16,227,000
                                          ------------ ------------
      Total Securities                      27,978,000   33,305,000
                                          ------------ ------------
Loans:
  Total Loans                               87,586,000   85,518,000
  Less:
    Unearned Income on Installment Loans     4,192,000    4,212,000
    Allowance for Possible Loan Losses         803,000      817,000
                                          ------------ ------------
      Net Loans                             82,591,000   80,489,000
                                          ------------ ------------
Premises and Equipment                       4,253,000    4,345,000
Real Estate and Other Repossessed Assets       370,000      631,000
Accrued Interest Receivable                    884,000      945,000
Other Assets                                 2,892,000    1,381,000
                                          ------------ ------------
          Total Assets                    $169,702,000 $159,860,000
                                          ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits     $ 28,301,000 $ 30,210,000
  Interest-bearing Demand Deposits          52,569,000   56,520,000
  Interest-bearing Time Deposits            73,465,000   59,454,000
                                          ------------ ------------
        Total Deposits                     154,335,000  146,184,000
Notes Payable                                1,324,000      930,000
Accrued Interest Payable                       652,000      408,000
Other Liabilities                              197,000    1,265,000
                                          ------------ ------------
        Total Liabilities                  156,508,000  148,787,000
                                          ------------ ------------
Stockholders' Equity:
Series C Preferred Stock                       166,000      167,000
Common Stock                                   260,000      195,000
Additional Paid-in Capital                   9,842,000    8,241,000
Retained Earnings                            2,927,000    2,570,000
Unrealized Loss on Available-for-sale
  Securities                                    (1,000)    (100,000)
                                          ------------ ------------
        Total Stockholders' Equity          13,194,000   11,073,000
                                          ------------ ------------
          Total Liabilities and
            Stockholders' Equity          $169,702,000 $159,860,000
                                          ============ ============

   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
                  CONSOLIDATED INCOME STATEMENTS
    QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
                            (Unaudited)


                     Quarter Ended June 30,   Six Months Ended June 30,
                     ----------------------   -------------------------
                     1995        1994         1995        1994
                     ----------  ----------   ----------  -------------
Interest Income:
  Interest and
   Fees on Loans     $1,941,000  $1,701,000   $3,832,000  $3,341,000
  Interest on
   Federal Funds Sold   614,000     125,000    1,107,000     219,000
  Interest on
   Securities           416,000     665,000      843,000   1,402,000
                     ----------  ----------   ----------  ----------
    Total Interest
     Income           2,971,000   2,491,000    5,782,000   4,962,000
                     ----------  ----------   ----------  ----------

Interest Expense:
  Interest on
   Deposits           1,297,000     799,000    2,403,000   1,569,000
  Interest on Notes
   Payable               34,000      22,000       56,000      43,000
                     ----------  ----------   ----------  ----------
    Total Interest
     Expense          1,331,000     821,000    2,459,000   1,612,000
                     ----------  ----------   ----------  ----------
Net Interest Income   1,640,000   1,670,000    3,323,000   3,350,000
  Provision for Loan
   Losses                30,000      31,000       72,000      52,000
                     ----------  ----------   ----------  ----------
Net Interest Income
 After Provision
 for Loan Losses      1,610,000   1,639,000    3,251,000   3,298,000
                     ----------  ----------   ----------  ----------

Noninterest Income:
  Service Charges       304,000     291,000      612,000     569,000
  Trust Fees             52,000      41,000      107,000      86,000
  Insurance Premiums     12,000       7,000       33,000      13,000
  Other Income           16,000      13,000       33,000      37,000
                     ----------  ----------   ----------  ----------
    Total Noninterest
     Income             384,000     352,000      785,000     705,000
                     ----------  ----------   ----------  ----------
Noninterest Expenses:
  Salaries and
   Employee Benefits    696,000     693,000    1,410,000   1,413,000
  Equipment Expense     181,000     163,000      352,000     288,000
  Net Occupancy Expense 159,000     180,000      327,000     348,000
  Legal Fees and
   Expense              229,000      71,000      280,000     181,000
  FDIC Insurance
   Expense               79,000      86,000      158,000     168,000
  Stationery, Printing
   and Supplies Expense  55,000      55,000      117,000     120,000
  Accounting Fees and
   Expense               26,000      32,000       58,000      64,000
  Data Processing
   Expense               31,000      49,000       48,000     170,000
  Net Costs Applicable
   to Real Estate
   and Other
   Repossessed Assets    (5,000)          0       (9,000)    (15,000)
  Other Expenses        267,000     265,000      517,000     545,000
                     ----------  ----------   ----------  ----------
    Total Noninterest
     Expenses         1,718,000   1,594,000    3,258,000   3,282,000
                     ----------  ----------   ----------  ----------
Income Before Federal
 Income Taxes           276,000     397,000      778,000     721,000
  Federal Income Taxes   94,000     135,000      264,000     244,000
                     ----------  ----------   ----------  ----------
Net Income           $  182,000  $  262,000   $  514,000  $  477,000
                     ==========  ==========   ==========  ==========
Preferred Stock
 Dividends           $   17,000  $   18,000   $   35,000  $   36,000
                     ==========  ==========   ==========  ==========
Net Income Available
 to Common
 Stockholders        $  165,000  $  244,000   $  479,000  $  441,000
                     ==========  ==========   ==========  ==========
Primary Earnings per
 Common Share
 Available to
 Common Stockholders $     0.16  $     0.23   $     0.46  $     0.42
                     ==========  ==========   ==========  ==========
Fully Diluted Earnings
 Per Common Share
 Available to Common
 Stockholders        $     0.14  $     0.19   $     0.38  $     0.35
                     ==========  ==========   ==========  ==========

   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX-MONTH PERIODS ENDED JUNE 30, 1995 and 1994
                          (Unaudited)

                                                                  1995              1994
                                                              ------------      ------------
Cash Flows from Operating Activities:
  Net Income                                                  $   514,000       $   477,000
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Deferred Federal Income Tax Expense                             248,000           240,000
  Depreciation and Amortization                                   188,000           200,000
  Provision for Loan Losses                                        72,000            52,000
  (Gain) Loss on Sales of Premises and Equipment                   (3,000)            5,000
  (Gain) Loss on Sales of Real Estate and
   Other Repossessed Assets                                       (25,000)            5,000
  Writedown of Real Estate and Other Repossessed Assets            18,000                 0
  (Increase) Decrease in Accrued Interest Receivable               61,000           126,000
  (Increase) Decrease in Other Assets                              89,000            68,000
  Increase (Decrease) in Accrued Interest Payable                 244,000            10,000
  Increase (Decrease) in Other Liabilities                       (741,000)          (46,000)
                                                              -----------       -----------
    Net Cash Provided by Operating Activities                     655,000         1,137,000
                                                              -----------       -----------
Cash Flows from Investing Activities:
  Proceeds from Maturities of Available-for-sale Securities     6,658,000        13,612,000
  Proceeds from Maturities of Held-to-maturity Securities         782,000         9,024,000
  Purchases of Available-for-sale Securities                            0        (9,000,000)
  Purchases of Held-to-maturity Securities                     (2,000,000)       (2,879,000)
  Net Increase in Loans                                        (2,614,000)       (6,531,000)
  Additions to Premises and Equipment                             (95,000)         (136,000)
  Proceeds from Sales of Premises and Equipment                     3,000            13,000
  Proceeds from Sales of Real Estate and
   Other Repossessed Assets                                       444,000           308,000
                                                              -----------       -----------
    Net Cash Provided by Investing Activities                   3,178,000         4,411,000
                                                              -----------       -----------
Cash Flows from Financing Activities:
  Increase in Deposits                                          8,151,000        (2,417,000)
  Proceeds from Notes Payable                                     250,000                 0
  Repayment of Notes Payable                                     (182,000)          (57,000)
  Payment of Cash Dividends                                       (89,000)          (58,000)
  Payment for Fractional Shares in Stock Dividend                  (3,000)                0
                                                              -----------       -----------
    Net Cash Provided by (Used in) Financing Activities         8,127,000        (2,532,000)
                                                              -----------       -----------
Net Increase in Cash and Cash Equivalents                      11,970,000         3,016,000
Cash and Cash Equivalents at Beginning of Period               38,764,000        19,268,000
                                                              -----------       -----------
Cash and Cash Equivalents at End of Period                    $50,734,000       $22,284,000
                                                              ===========       ===========
Cash paid during the six-month period for:
  Interest                                                    $ 2,215,000       $ 1,602,000
  Federal income taxes                                             15,000             8,000

Noncash investing activities:
  Additions to real estate and other repossessed assets
   through foreclosures during the six-month period           $   418,000       $   354,000

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

(2)  Quasi-reorganization

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas (the "Dallas Bank"), the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The tax effect of utilization of these net operating losses during the first six months of 1995 and 1994 totaled $248,000 and $240,000, respectively.

(3)  Notes Payable

     At June 30, 1995, the Company had three notes payable to a financial institution in Amarillo, Texas (the "Amarillo Bank").
The long-term note (the "Long-term Note") had an outstanding principal balance of $553,000 at June 30, 1995. The Long-term Note has a maturity of April 15, 1996, and equal principal payments, based on a seven-year amortization, plus accrued interest, are due quarterly on January 15, April 15, July 15 and October 15. The second note, which was used for the acquisition of The Winters
State Bank ("Winters State") (the "Acquisition Note"), had an outstanding principal balance of $300,000 at June 30, 1995. The Acquisition Note, which had an original principal balance of $450,000, matured on August 30, 1994. The Company paid the
Amarillo Bank $150,000 to reduce the outstanding principal balance to $300,000 and the maturity date was extended to August 30, 1997. Principal payments of $100,000 are due annually, beginning August
30, 1995. Interest payments are due quarterly on February 28, May 30, August 30 and November 30. The short-term note (the
"Short-term Note"), which had a principal balance of $125,000 at
June 30, 1995, represented the outstanding balance of a $125,000 line of credit the Company has with the Amarillo Bank.  The
proceeds
from the advance on the Short-term Note were used for the final settlement of certain litigation. See "Note 7: Commitments and Contingent Liabilities." The Short-term Note was paid off on July
15, 1995.   The notes bear interest at the Amarillo Bank's floating
base rate plus 1% (10% at June 30, 1995). The notes are secured by 100% of the stock of First State Bank, N.A., Abilene, Texas ("First State, N.A., Abilene") and First State Bank, N.A., Odessa, Texas ("First State, N.A., Odessa"), (collectively, the "Banks"). The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,000,000 or greater. The loan agreement also requires the Company and the Banks to meet certain financial ratios, all of which were met at June 30, 1995, and December 31, 1994.

     In addition, at June 30, 1995, the Company had notes payable to one current and two former directors of the Company aggregating $327,000. The notes are payable in three equal annual installments, plus accrued interest, beginning March 1, 1996. The notes represent a portion of the final settlement of certain litigation. See "Note 7: Commitments and Contingent Liabilities."

(4)  Federal Income Taxes

     In February 1992, the Financial Accounting Standards Board (the "FASB") issued Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), which required companies to adopt the liability method for computing income taxes no later than 1993. In applying the new method in 1993, the Company established a gross deferred tax asset of $3,190,000, a portion of which relates to federal tax net operating loss carryforwards and deductible temporary differences arising prior to the quasi-reorganization as of December 31, 1989. FAS 109 requires that consideration be given to establishing a valuation allowance against such deferred tax assets. The Company established a valuation allowance of $2,290,000, resulting in a net deferred tax asset of $900,000. As a result of the quasi-reorganization, $700,000 of the cumulative effect of the change in accounting method was credited directly to additional paid-in capital, and $200,000 was credited to income during 1993 as a cumulative effect of an accounting change. As a result of the acquisition of Winters State, the Company increased its gross deferred tax asset and the related valuation allowance by $972,000 during 1993. This gross deferred tax asset arose mainly due to net operating loss carryforwards and other future deductible temporary differences. During the first half of 1994, the Company reduced its gross deferred tax asset and the related valuation allowance by $240,000 due to the utilization of a portion of its net operating loss carryforwards. During the first half of 1995, the Company reduced its gross deferred tax asset by $248,000 as a result of the utilization of a portion of its net operating loss carryforwards. The Company also reduced the valuation allowance by $1,600,000 and transferred such amount to additional paid-in capital due to the Company's belief, based on the Company's recent earnings history, that it is more likely than not that sufficient pre-tax income will be generated in the foreseeable future to realize its net deferred tax asset.

(5)  Stockholders' Equity

     In the first six months of 1995 and 1994, the Company paid $35,000 and $36,000, respectively, in cash dividends on the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"). Beginning in May 1994, the Company began paying a $0.03 per share quarterly cash dividend on the Company's Common Stock.

     In addition, the Company declared a 33-1/3% stock dividend. The dividend was payable on May 31, 1995, to stockholders of record on May 10, 1995. An additional 259,371 shares of Common Stock were issued as a result of the stock dividend. The stock dividend was accounted for by a $65,000 transfer from retained earnings to common stock, representing the above number of shares at a par value of $0.25 per share.

(6)  Earnings Per Share

     Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding preferred stock is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the earnings per share calculations. The Series C Preferred Stock issued in December 1990 was determined not to be a common stock equivalent and, therefore, is not used to calculate primary earnings per common share. In computing fully diluted earnings per common share for the quarters and six-month periods ended June 30, 1995 and 1994, the conversion of the Series C Preferred Stock was assumed, as the effect is dilutive. The weighted average common shares outstanding used in computing primary earnings per common share for the quarters ended June 30, 1995 and 1994, was 1,044,000 and 1,042,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the quarters and six-month periods ended June 30, 1995 and 1994, was 1,349,000 and 1,348,000 shares, respectively. The weighted average common shares outstanding used in computing primary earnings per common share for the first six months of 1995 and 1994, was 1,043,000 and 1,042,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the first six months of 1995 and 1994, was 1,348,000 and 1,348,000 shares, respectively. All of the above weighted average shares outstanding have been adjusted for the 33-1/3% stock dividend effective May 31, 1995.

(7)  Commitments and Contingent Liabilities

     In 1985, a former subsidiary bank of the Company foreclosed on the stock of Texas Bank & Trust Company, Sweetwater, Texas ("TB&T-Sweetwater"), which became a repossessed asset of the former subsidiary. TB&T-Sweetwater subsequently failed, resulting in a legal action being brought in federal court against the thirteen TB&T-Sweetwater directors by the Federal Deposit Insurance Corporation (the "FDIC"). In September 1993, nine former outside directors of TB&T-Sweetwater (the "Outside Directors") settled with the FDIC for an aggregate of $60,000.

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

     On March 7, 1995, the Company agreed to settle the indemnification requests of the Inside Directors for $450,000 in cash and by delivery of three promissory notes in the aggregate principal amount of $350,000. These notes are payable in three equal annual installments over three years and bear interest at 6% per annum. As a result of the below-market interest rate, the notes were discounted to an aggregate of $323,000. In April and May 1995, the Company consummated this settlement with the Inside Directors by paying them an aggregate of $450,000 and delivering such promissory notes to them. In May and June 1995, the Company settled with the Outside Directors by paying them an aggregate of $252,000 in cash.

     The Company is involved in various other litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such other litigation would not be material in relation to the Company's financial condition.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Company

     Independent Bankshares, Inc. (the "Company") is a multi-bank holding company that owns 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owns 100% of First State Bank, National Association, Abilene, Texas ("First State, N.A., Abilene") and First State Bank, National Association, Odessa, Texas ("First State, N.A., Odessa") (collectively, the "Banks"). First State, N.A., Abilene has two full-service banking locations in Abilene, one in Stamford, Texas, and one in Winters, Texas, and First State, N.A., Odessa has two full-service banking locations in Odessa. First State, N.A., Abilene, acquired its two branches in Stamford and Winters when two of the Company's former subsidiary banks, The First National Bank in Stamford, Stamford, Texas ("First National"), and The Winters State Bank, Winters, Texas ("Winters State"), were merged into First State, N.A. Abilene, effective November 1, 1994.

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at June 30, 1995, and December 31, 1994, and results of operations for each of the quarters and six-month periods ended June 30, 1995 and 1994. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Quasi-reorganization

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas (the "Dallas Bank"), the Company effected a quasi-reorganization as of December 31, 1989.
A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The tax effect of utilization of these net operating losses during the first six months of 1995 and 1994 totaled $248,000 and $240,000, respectively.

Results of Operations

General

     Net income for the quarter ended June 30, 1995, amounted to $182,000 ($0.16 primary earnings per common share) compared to net income of $262,000 ($0.23 primary earnings per common share) for the quarter ended June 30, 1994. Net income for the six-month period ended June 30, 1995, was $514,000 ($0.46 primary earnings per common share) compared to net income of $477,000 ($0.42 primary earnings per common share) for the six-month period ended June 30, 1994. The results of operations for the quarter and six-month period ended June 30, 1995, included legal and settlement expenses of $135,000 (net of tax expense of $70,000), or $0.13 primary earnings per common share, not previously accrued as a result of the final settlement of certain litigation. See "Note 7:
Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements.

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

     Net interest income amounted to $1,640,000 for the second quarter of 1995, a decrease of $30,000, or 1.8%, from the second quarter of 1994. Net interest income for the second quarter of 1994 was $1,670,000. Net interest income for the first six months of 1995 was $3,323,000, a decrease of $27,000, or 0.8%, from net interest income of $3,350,000 for the first six months of 1994. The decreases in 1995 were due to a shift of approximately $8,000,000 from noninterest-bearing and interest-bearing demand deposits to interest-bearing time deposits from December 31, 1994, to June 30, 1995, and an increasing interest rate environment on such time deposits during the first six months of 1995. The net interest margin on a fully taxable-equivalent basis, was 4.25% and 4.39% for the second quarter and first six months of 1995, respectively, compared to 4.60% and 4.59% for the second quarter and first six months of 1994, respectively.

     At June 30, 1995, approximately $19,881,000, or 23.8%, of the Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. This amount represents
45.8% of the Company's loans, excluding loans to individuals which are almost exclusively fixed rate in nature. Average rates paid for various types of deposits, particularly certificates of deposit, increased substantially from June 30, 1994, to June 30, 1995. For example, the average rate paid by the Company for certificates of deposit of $100,000 or more increased from 3.44% during the second quarter of 1994 to 5.78% during the second quarter of 1995. The average rate paid for certificates of deposit less than $100,000 increased to 5.46% during the second quarter of 1995 from 3.36% during the second quarter of 1994. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, rose from an average of 2.09% during the second quarter of 1994 to an average of 2.35% during the second quarter of 1995. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets in 180-day and one-year periods, a rising interest rate environment normally produces a lower net interest margin than a falling interest rate environment.

     The following table presents the average balance sheets of the Company for the quarters and six-month periods ended June 30, 1995 and 1994, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

                                                                           Quarter Ended June 30,
                                                  --------------------------------------------------------------------
                                                  1995                                 1994
                                                  -----------------------------------  -------------------------------
                                                              Interest                             Interest
                                                  Average     Income/      Yield/      Average     Income/      Yield/
                                                  Balance     Expense      Rate        Balance     Expense      Rate
                                                  --------    -------      -------     --------    --------     ------
                                                                           (Dollars in thousands)
ASSETS
Interest-earning assets:
  Federal funds sold                              $ 40,403    $  614        6.08%      $ 12,988    $  125       3.85%
  Securities (1)                                    30,691       417        5.43         59,180       666       4.50
  Loans, net of unearned income (2)                 83,264     1,941        9.32         73,098     1,701       9.31
                                                  --------    ------       -----       --------    ------       ----
      Total interest-earning assets                154,358     2,972        7.70        145,266     2,492       6.86
                                                  --------    ------       -----       --------    ------       ----

Noninterest-earning assets:
  Cash and due from banks                            6,721                                8,509
  Premises and equipment, net                        4,256                                4,469
  Accrued interest receivable
    and other assets                                 3,039                                4,302
  Allowance for possible loan losses                  (811)                                (790)
                                                  --------                             --------
      Total noninterest-earning assets              13,205                               16,490
                                                  --------                             --------
          Total assets                            $167,563                             $161,756
                                                  ========                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                                $ 52,873    $  310        2.35%      $ 60,948    $  318       2.09%
  Time deposits                                     71,265       987        5.54         56,782       480       3.38
                                                  --------    ------       -----       --------    ------       ----
    Total deposits                                 124,138     1,297        4.18        117,730       798       2.71
  Notes payable                                      1,284        34       10.59          1,142        23       8.06
                                                  --------    ------       -----       --------    ------       ----
      Total interest-bearing liabilities           125,422     1,331        4.24        118,872       821       2.76
                                                  --------    ------       -----       --------    ------       ----

Noninterest-bearing liabilities:
  Demand deposits                                   28,952                               30,961
  Accrued interest payable and
    other liabilities                                1,170                                  789
                                                  --------                             --------
      Total noninterest-bearing liabilities         30,122                               31,750
                                                  --------                             --------
        Total liabilities                          155,544                              150,622

Stockholders' equity                                12,019                               11,134
                                                  --------                             --------
          Total liabilities and stockholders'
           equity                                 $167,563                             $161,756
                                                  ========                             ========

Net interest income                                           $1,641                               $1,671
                                                              ======                               ======
Interest rate spread (3)                                                    3.46%                               4.10%
                                                                           =====                                ====
Net interest margin (4)                                                     4.25%                               4.60%
                                                                           =====                                ====

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

(4) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

                                                                           Six Months Ended June 30,
                                                  --------------------------------------------------------------------
                                                  1995                                 1994
                                                  -----------------------------------  -------------------------------
                                                              Interest                             Interest
                                                  Average     Income/      Yield/      Average     Income/      Yield/
                                                  Balance     Expense      Rate        Balance     Expense      Rate
                                                  --------    -------      -------     --------    --------     ------
                                                                           (Dollars in thousands)
ASSETS
Interest-earning assets:
  Federal funds sold                              $ 36,980    $1,107        5.99%      $ 12,619    $  219       3.47%
  Securities (1)                                    31,487       845        5.37         62,012     1,404       4.53
  Loans, net of unearned income (2)                 82,901     3,832        9.24         71,420     3,341       9.36
                                                  --------    ------       -----       --------    ------       ----
      Total interest-earning assets                151,368     5,784        7.64        146,051     4,964       6.80
                                                  --------    ------       -----       --------    ------       ----

Noninterest-earning assets:
  Cash and due from banks                            7,216                                8,550
  Premises and equipment, net                        4,225                                4,492
  Accrued interest receivable
    and other assets                                 3,024                                3,961
  Allowance for possible loan losses                  (809)                                (825)
                                                  --------                             --------
      Total noninterest-earning assets              13,656                               16,178
                                                  --------                             --------
          Total assets                            $165,024                             $162,229
                                                  ========                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                                $ 53,780    $  630        2.34%      $ 61,181    $  622       2.03%
  Time deposits                                     67,838     1,773        5.23         56,569       947       3.35
                                                  --------    ------       -----       --------    ------       ----
    Total deposits                                 121,618     2,403        3.95        117,750     1,569       2.66
  Notes payable                                      1,094        56       10.24          1,154        43       7.45
                                                  --------    ------       -----       --------    ------       ----
      Total interest-bearing liabilities           122,712     2,459        4.01        118,904     1,612       2.71
                                                  --------    ------       -----       --------    ------       ----

Noninterest-bearing liabilities:
  Demand deposits                                   29,166                               31,394
  Accrued interest payable and
    other liabilities                                1,494                                  869
                                                  --------                             --------
      Total noninterest-bearing liabilities         30,660                               32,263
                                                  --------                             --------
        Total liabilities                          153,372                              151,167

Stockholders' equity                                11,652                               11,062
                                                  --------                             --------
          Total liabilities and stockholders'
           equity                                 $165,024                             $162,229
                                                  ========                             ========

Net interest income                                           $3,325                               $3,352
                                                              ======                               ======
Interest rate spread (3)                                                    3.63%                               4.09%
                                                                           =====                                ====
Net interest margin (4)                                                     4.39%                               4.59%
                                                                           =====                                ====

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

(4) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

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

                                       Quarters Ended                           Six-Month Periods Ended
                                   June 30, 1995 vs. 1994                        June 30, 1995 vs 1994
                                ------------------------------                ------------------------------
                                 Increase (Decrease) Due To                    Increase (Decrease) Due To
                                         Changes In:                                   Changes In:
                                ------------------------------                ------------------------------
                                Volume      Rate         Total                Volume      Rate         Total
                                ------      ----         -----                ------      ----         -----
                                      (In thousands)                                (In thousands)
Interest-earning assets:
 Federal funds sold             $384        $ 105        $489                 $645        $ 243        $888
 Securities (1)                 (367)         118        (249)                (784)         225        (559)
 Loans, net of unearned
 income (2)                      233            7         240                  534          (43)        491
                                ----        -----        ----                 ----        -----        ----
        Total interest income    250          230         480                  395          425         820
                                ----        -----        ----                 ----        -----        ----

Interest-bearing liabilities:
 Deposits:
  Demand, savings and
    money market deposits        (45)          37          (8)                 (80)          88           8
  Time deposits                  144          363         507                  217          609         826
                                ----        -----        ----                 ----        -----        ----
     Total deposits               99          400         499                  137          697         834
 Notes payable                     3            8          11                   (2)          15          13
                                ----        -----        ----                 ----        -----        ----
       Total interest expense    102          408         510                  135          712         847
                                ----        -----        ----                 ----        -----        ----

Increase (decrease) in net
 interest income                $148        $(178)       $(30)                $260        $(287)       $(27)
                                ====        =====        ====                 ====        =====        ====

______________________________
(1) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.
(2) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.

Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of each Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provision for loan losses for the quarter and six-month period ended June 30, 1995, were $30,000 and $72,000, respectively, compared to $31,000 and $52,000, respectively, for the quarter and six-month period ended June 30, 1994. These represent a decrease of $1,000 and an increase of $20,000, respectively. The reduced provisions in all periods reflect the general stabilization of the economic conditions in the Company's primary service area. In addition, the overall quality of the Company's loan portfolio has improved, necessitating generally lower provisions.

Noninterest Income

     Noninterest income increased $32,000, or 9.1%, from $352,000 during the second quarter of 1994 to $384,000 during the second quarter of 1995. Noninterest income also increased $80,000, or 11.3%, from $705,000 for the first six months of 1994 to $785,000 for the first six months of 1995.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $291,000 during the second quarter of 1994 to $304,000 during the second quarter of 1995, a 4.5% increase, and increased $43,000, or 7.6%, from $569,000 for the first six months of 1994 to $612,000 for the first six months of 1995, primarily due to increases in service charges on commercial demand deposits.

     Trust fees from the operation of the trust department of First State, N.A., Odessa increased $11,000, or 26.8%, from $41,000 during the second quarter of 1994 to $52,000 during the same period in 1995 and increased $21,000, or 24.4%, from $86,000 for the first six months of 1994, to $107,000 for the first six months of 1995 as a result of a one-time $24,000 fee received for services performed as executor of an estate.

     Insurance premiums earned on automobiles financed through the Company's indirect installment loan program increased $5,000, or 71.4%, from $7,000 during the second quarter of 1994 to $12,000 during the second quarter of 1995, and increased from $13,000 for the first six months of 1994 to $33,000 for the first six months of 1995, an increase of $20,000, or 153.8%. The increases were due to an increase in the number of insurance policies written during 1995 at First State, N.A., Abilene and rebates that had to be made during the second quarter and first six months of 1994 by First State, N.A., Odessa.

     Other income is the sum of several small components of noninterest income including safe deposit box rental income, check printing income and other sources of miscellaneous income. Other income increased $3,000, or 23.1%, from $13,000 during the second quarter of 1994 to $16,000 during the second quarter of 1995, but decreased $4,000, or 10.8%, from $37,000 for the first six months of 1994 to $33,000 for the corresponding period in 1995 due to a decrease in miscellaneous income at First State, N.A., Abilene.

Noninterest Expenses

     Noninterest expenses increased $124,000, or 7.8%, from $1,594,000 during the second quarter of 1994 to $1,718,000 during the second quarter of 1995, but decreased $24,000, or 0.7%, from $3,282,000 during the first six months of 1994 to $3,258,000 during the first six months of 1995. Noninterest expenses for the quarter and six-month period ended June 30, 1995, were higher than normal due to the payment of an additional $205,000 in legal fees and settlement expenses on the final settlement of certain litigation. Such expenses had not been previously accrued.

     Salaries and employee benefits rose $3,000, or 0.4%, from $693,000 for the second quarter of 1994 to $696,000 for the corresponding period of 1995, but decreased $3,000, or

0.2%, from $1,413,000 for the six-month period ended June 30, 1994, to $1,410,000 for the corresponding period of 1995. Despite overall salary increases effective January 1, 1995, salaries and benefits have been stable due to the economies of scale achieved from the branching of First National and Winters State into First State,
N.A., Abilene during the fourth quarter of 1994.

     Equipment expense increased from $163,000 for the second quarter of 1994 to $181,000 for the corresponding period in 1995, representing an increase of $18,000, or 11.0%. These expenses also increased $64,000, or 22.2%, from $288,000 for the first six months of 1994 to $352,000 for the first six months of 1995. These increases are a result of the conversion of the Banks to an in-house data processing system between November 1993 and March 1994 and the lease and maintenance expense associated with the new system. Data processing was being provided to the Company and the Banks by an unaffiliated service bureau under contracts that expired during April and May 1994. In addition, Winters State performed its own data processing prior to conversion to the new system in February 1995. Data processing expense decreased $18,000, or 36.7%, from $49,000 for the second quarter of 1994 to $31,000 for the second quarter of 1995 and decreased $122,000, or 71.8%, from $170,000 for the first six months of 1994 to $48,000 for the corresponding period in 1995.

     Net occupancy expense decreased $21,000, or 11.7%, from $180,000 for the second quarter of 1994 to $159,000 for the same period in 1995, and decreased $21,000, or 6.0%, from $348,000 for the first six months of 1994 to $327,000 for the first six months of 1995. The decreases are due primarily to lower amounts of depreciation expense as a result of certain fixed assets whose estimated useful lives have expired.

     Legal fees increased $158,000, or 222.5%, from $71,000 during the second quarter of 1994 to $229,000 during the second quarter of 1995, and increased $99,000, or 54.7%, from $181,000 during the first six months of 1994 to $280,000 for the corresponding period of 1995. The increases were due to the litigation noted above.

     Federal Deposit Insurance Corporation (the "FDIC") insurance expense decreased from $86,000 during the second quarter of 1994 to $79,000 during the same period of 1995, and decreased $10,000, or 6.0%, from $168,000 for the first six months of 1994 to $158,000 for the corresponding period in 1995. The decreases were due primarily to the merger of Winters State into First State, N.A., Abilene. The Company had been paying a higher rate for FDIC insurance on the deposits of Winters State prior to the merger.
The merger lowered the rate for those deposits to the rate paid by First State, N.A., Abilene. Should FDIC insurance rates decrease as is currently anticipated, the Company could see substantial savings in this area during the latter part of 1995 and future years.

     Stationery, printing and supplies expense remained constant at $55,000 during the second quarter of 1995 when compared to the corresponding period of 1994, and decreased $3,000, or 2.5%, from $120,000 for the first six months of 1994 to $117,000 for the first six months of 1995, primarily due to the merger of First National and Winters State into First State, N.A., Abilene. Accounting fees decreased $6,000, or 18.8%, from $32,000 during the second quarter of 1994 to $26,000 during the second quarter of 1995, and decreased $6,000, or 9.4%, from $64,000 during the first half of 1994 to $58,000 during the same period of 1995. The Company has realized reductions in accounting fees as a result of the change in its independent public accountants, which was made during 1994.

     Net costs applicable to real estate and other repossessed assets consists of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. These expenses decreased from $0 in expense for the second quarter of 1994 to $5,000 in income for the corresponding period of 1995, but increased $6,000 from $15,000 in income during the first half of 1994 compared to $9,000 in income for the first six months of 1995 as a result of less gains on sales and income received on various repossessed assets. The amount of real estate and other repossessed assets has declined over the past few years.

     Other noninterest expense includes, among many other items, postage, advertising, insurance, directors' fees, dues and subscriptions, regulatory examinations, travel and entertainment and due from bank account charges. These expenses increased $2,000, or 0.8%, from $265,000 during the second quarter of 1994 to $267,000 during the second quarter of 1995, but decreased $28,000, or 5.1%, from $545,000 for the first six months of 1994 to $517,000 for the first half of 1995. Savings realized as a result of the merger of First National and Winters State into First State, N.A., Abilene was the primary reason for the year-to-date decrease.

Federal Income Taxes

     The Company effected a quasi-reorganization as of December 31, 1989. As a result of this transaction, the Company's net operating loss carryforwards existing at December 31, 1989, utilized subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The Company accrued $264,000 and $244,000 in federal income taxes in the first six months of 1995 and 1994, respectively, and all of these amounts except for $16,000 in 1995 and $4,000 in 1994 were transferred from federal income taxes payable to reduce the Company's deferred tax asset in 1995 and to increase additional paid-in capital in 1994. See "Quasi-reorganization" above.

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

Analysis of Financial Condition

Assets

     Total assets increased $9,842,000, or 6.2%, from $159,860,000 at December 31, 1994, to $169,702,000 at June 30, 1995, primarily due to the growth in deposits at the Banks during the first six months of 1995.

Cash and Cash Equivalents

     The amount of cash and cash equivalents increased $11,970,000, or 30.9%, from $38,764,000 at December 31, 1994, to $50,734,000 at
June 30, 1995, primarily due to a decrease in securities and the cash from such maturities being temporarily invested in federal funds sold at June 30, 1995.

Securities

     Securities decreased $5,327,000, or 16.0%, from $33,305,000 at
December 31, 1994, to $27,978,000 at June 30, 1995. The decrease in 1995 is due to the fact that the Banks had temporarily invested additional amounts in federal funds sold at June 30, 1995.

     The board of directors of each Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities and federal agency securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. At June 30, 1995, the Company's securities portfolio included $45,000 book value of unrated securities (local school district issues), representing 0.16% of the total securities portfolio. Securities totalling $10,535,000 are classified as available-for-sale and are carried at fair value at June 30, 1995. Securities totalling $17,443,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 1995, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $4,089,000, or 14.6% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                                        June 30, 1995             December 31, 1994
                                                     -------------------          --------------------
                                                      Amount         %             Amount          %
                                                     --------      -----          --------       -----
                                                                      (In thousands)
Carrying value:
  U.S. Treasury securities                           $24,176        86.4%         $31,441         94.4%
  Obligations of other U.S.
    Government agencies and corporations               3,314        11.8            1,331          4.0
  Obligations of states and
    political subdivisions                                45         0.2               90          0.3
  Other securities                                       443         1.6              443          1.3
                                                     -------       -----          -------        -----

Total carrying value of securities                   $27,978       100.0%         $33,305        100.0%
                                                     =======       =====          =======        =====

Total market value of securities                     $27,965                      $32,991
                                                     =======                      =======

     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at June 30, 1995. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion. The restatement of the yields on obligations of states and political subdivisions to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

                                                                               Estimated          Weighted
Type and Maturity Grouping                Principal          Carrying          Fair               Average
    at June 30, 1995                      Amount             Value             Value              Yield
--------------------------                ---------          --------          ---------          --------
                                                                (Dollars in thousands)
U.S. Treasury securities:
 Within one year                          $24,250            $24,176           $24,142             5.14%
                                          -------            -------           -------            -----
   Total U.S. Treasury securities          24,250             24,176            24,142             5.14
                                          -------            -------           -------            -----

Obligations of other U.S. Government
 agencies and corporations:
  Within one year                           1,125              1,137             1,140             8.24
  After one but within five years           2,161              2,177             2,193             8.05
                                          -------            -------           -------            -----
   Total obligations of other U.S.
    Government agencies and
    corporations                            3,286              3,314             3,333             8.12
                                          -------            -------           -------            -----

Obligations of states and political
 subdivisions:
  Within one year                              45                 45                47            14.39
                                          -------            -------           -------            -----
   Total obligations of states
    and political subdivisions                 45                 45                47            14.39

                                          -------            -------           -------            -----

Other securities:
 Within one year                                0                  0                 0             0.00
 After one but within five years              443                443               443             3.59
                                          -------            -------           -------            -----
   Total other securities                     443                443               443             3.59
                                          -------            -------           -------            -----

      Total securities                    $28,024            $27,978           $27,965             5.49%
                                          =======            =======           =======            =====


Loan Portfolio

     Total loans, net of unearned income, increased $2,088,000, or 2.6%, from $81,306,000 at December 31, 1994, to $83,394,000 at June
30, 1995. The increase during the first six months of 1995 was primarily a result of increases in the Banks' indirect installment loans.

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

     Due to diminished loan demand in most areas, during the second quarter of 1992, First State, N.A., Odessa instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. Under this program, a dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower secured by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. During the second quarter of 1993, First State, N.A., Abilene began a similar indirect installment loan program. At June 30, 1995, the Company had approximately $33,005,000, net of unearned income, of this type of loan outstanding.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                       June 30,     December 31,
                                         1995           1994
                                       --------     ------------
                                            (In thousands)
Loans to individuals                   $44,154      $43,113
Real estate loans                       22,163       22,760
Commercial and industrial loans         18,545       16,702
Other loans                              2,724        2,943
                                       -------      -------
    Total loans                         87,586       85,518
Less unearned income                     4,192        4,212
                                       -------      -------
    Loans, net of unearned
      income                           $83,394      $81,306
                                       =======      =======

     Loan concentrations are considered to exist when there are material amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at June 30, 1995, except for those described in the above table. The Banks had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 1995.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at June 30, 1995. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                         One to   Over     Total
                              One Year   Five     Five     Carrying
                              and Less   Years    Years    Value
                              --------   ------   -----    --------
                                          (In thousands)
Real estate loans             $ 1,842    $14,690  $5,631   $22,163
Commercial and industrial
 loans                          9,327      6,142   3,076    18,545
Other loans                     1,740        420     564     2,724
                              -------    -------  ------   -------
    Total loans               $12,909    $21,252  $9,271   $43,432
                              =======    =======  ======   =======

With fixed interest rates     $ 7,161    $12,084  $4,306   $23,551
With variable interest rates    5,748      9,168   4,965    19,881
                              -------    -------  ------   -------
    Total loans               $12,909    $21,252  $9,271   $43,432
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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $803,000, or 0.96% of loans, net of unearned income, at June 30, 1995, compared to $817,000, or 1.00% of loans, net of unearned income, at December
31, 1994.

     Credit and loan decisions are made by management and the board of directors of each Bank in conformity with loan policies established by the board of directors of the Company. It is the practice of the Company to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, when the loan is classified as a loss by regulatory examiners or for other reasons. The Company charged off $89,000 and $151,000 in loans during the second quarter and first six months of 1995, respectively. Recoveries during the second quarter and first six months of 1995 were $43,000 and $65,000, respectively.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and six-month periods ended June 30, 1995 and 1994.

                                         Quarter Ended           Six-Month Period Ended
                                            June 30,                     June 30,
                                       ------------------        ----------------------
                                       1995          1994        1995              1994
                                       ----          ----        ----              ----
                                                  (Dollars in thousands)
Analysis of allowance for
  possible loan losses:
Balance, beginning of period           $   819       $   794     $   817           $   896
  Provision for loan losses                 30            31          72                52
                                       -------       -------     -------           -------
                                           849           825         889               948
                                       -------       -------     -------           -------
Loans charged off:
  Loans to individuals                      72            27         123                59
  Real estate loans                         17             0          28                95
  Commercial and industrial loans            0            27           0                27
  Other loans                                0             0           0                21
                                       -------       -------     -------           -------
    Total charge-offs                       89            54         151               202
                                       -------       -------     -------           -------
Recoveries of loans previously
 charged off:
  Loans to individuals                      18             5          23                14
  Real estate loans                          0             0           0                 0
  Commercial and industrial loans           20             9          37                22
  Other loans                                5             3           5                 6
                                       -------       -------     -------           -------
    Total recoveries                        43            17          65                42
                                       -------       -------     -------           -------
     Net loans charged off                  46            37          86               160
                                       -------       -------     -------           -------
  Balance, end of period               $   803       $   788     $   803           $   788
                                       =======       =======     =======           =======
Average loans outstanding,
  net of unearned income               $83,264       $73,098     $82,901           $71,420
                                       =======       =======     =======           =======

Ratio of net loan charge-offs
  to average loans outstanding,
  net of unearned income (annualized)     0.22%         0.20%       0.21%              0.45%
Ratio of allowance for possible
  loan losses to total loans,
  net of unearned income, at
  end of period                           0.96          1.04        0.96               1.04

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

     The amount of the allowance is established by management based upon estimated risks inherent in the existing loan portfolio. Management reviews the loan portfolio on a continuing basis to evaluate potential problem loans. This review encompasses management's estimate of current economic conditions and the potential impact on various industries, prior loan loss experience and the financial condition of individual borrowers. Loans that have been specifically identified as problem or nonperforming loans are reviewed on at least a quarterly basis, and management critically evaluates the prospect of ultimate losses arising from such loans, based on the borrower's financial condition and the value of available collateral. When a risk can be specifically quantified for a loan, that amount is specifically allocated in the allowance. In addition, the Company allocates the allowance based upon the historical loan loss experience of the different types of loans. Despite such allocation, both allocated and unallocated portions of the allowance are available for charge-offs for all loans.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"). In accordance with FAS 114, any change in the present value of such loans will be recognized as an adjustment to the Company's allowance for possible loan losses.

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 1995, and December 31, 1994.

                                                     June 30, 1995              December 31, 1994
                                                --------------------------      --------------------------
                                                Amount       Percent of         Amount       Percent of
                                                of           Loans by           of           Loans by
                                                Allowance    Category           Allowance    Category
                                                Allocated    to Loans,          Allocated    to Loans,
                                                to           Net of Un-         to           Net of Un-
                                                Category     earned Income      Category     earned Income
                                                ---------    -------------      ---------    -------------
                                                                      (Dollars in thousands)
Loans to individuals                            $142          47.9%             $207          47.8%
Real estate loans                                191          26.6               165          28.0
Commercial and industrial loans                  109          22.2               122          20.5
Other loans                                       70           3.3                68           3.7
                                                ----         -----              ----         -----
  Total allocated                                512         100.0%              562         100.0%
                                                             =====                           =====
  Unallocated                                    291                             255
                                                ----                            ----
  Total allowance for possible
    loan losses                                 $803                            $817
                                                ====                            ====

Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Banks maintain an internally classified loan list that, along with the list of nonperforming assets discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At June 30, 1995, substandard loans totaled $1,698,000, of which $170,000 were loans designated as nonaccrual or 90 days past due. At June 30, 1995, doubtful loans totaled $8,000, all of which were 90 days past due. There were no loans classified as loss at June 30, 1995.

     In addition to the internally classified and nonperforming loans, each Bank also has a "watch list" of loans that further assists each Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful), but do have weakened elements as compared with those of a satisfactory credit. The Banks review these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at June 30, 1995, are current and paying in accordance with loan terms. At June 30, 1995, watch list loans totaled $1,955,000 (including $184,000 of loans guaranteed by U.S. governmental agencies). At such date, $89,000 of loans not classified and not on the watch list were designated as 90 days past due or restructured. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and real estate and other repossessed assets at June 30, 1995, and December 31, 1994.

                                  June 30,            December 31,
                                    1995                  1994
                                  --------            ------------
                                         (In thousands)
Nonaccrual loans                  $167                $ 48
Accruing loans contractually
  past due over 90 days             34                  26
Restructured loans                  65                  80
Real estate and other repossessed
  assets                           370                 631
                                  ----                ----
  Total nonperforming assets      $636                $785
                                  ====                ====

     The gross interest income that would have been recorded during the second quarter and first six months of 1995 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $5,000 and $9,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the second quarter and first six months of 1995.

     A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan on the watch list or in one of the classified loan categories. The Company does not believe it has any potential problem loans other than those reported in the above table.

Real Estate and Other Repossessed Assets

     Real estate and other repossessed assets consists of real property and other assets unrelated to banking premises or facilities. Income derived from this real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At June 30, 1995, and December 31, 1994, real estate and other repossessed assets had an aggregate book value of $370,000 and $631,000, respectively. Real estate and other repossessed assets decreased $261,000, or 41.4%, during the first six months of 1995, partially due to the reclassification from in-substance repossession at December 31, 1994, to nonperforming (nonaccrual) loans at June 30, 1995, of one loan in the amount of $125,000 as a result of the adoption by the Company on January 1, 1995, of FAS 114 and partially due to sales of several parcels of real estate. Of the June 30, 1995 balance, $79,000 represents ten
(10) repossessed automobiles, $44,000 represents unimproved lots in a residential subdivision and $36,000 represents real estate and a commercial building. None of the remaining individual parcels of real estate or other repossessed assets are carried at more than $26,000.

Premises and Equipment

     Premises and equipment decreased $92,000, or 2.1%, during the first six months of 1995, from $4,345,000 at December 31, 1994, to $4,253,000 at June 30, 1995. The decrease was due to depreciation recorded on the Company's premises and equipment during the first six months of 1995.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on loans and securities, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $61,000, or 6.5%, from $945,000 at December 31, 1994, to $884,000 at June 30, 1995. The decrease was a result of additional funds being invested temporarily at June 30, 1995, in federal funds sold on which interest is paid daily. Of the total balance at June 30, 1995, $562,000, or 63.6%, was interest accrued on loans and $322,000, or 36.4%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1994, were $560,000, or 59.3%, and $385,000, or 40.7%, respectively.

Other Assets

     The most significant component of other assets at June 30, 1995, is a net deferred tax asset of $2,243,000. The balance of other assets increased $1,511,000, or 109.4% to $2,892,000 at June 30, 1995, from $1,381,000 at December 31, 1994, as a result of a $1,600,000 decrease in the Company's valuation allowance on its deferred tax asset which was partially offset by a $248,000 decrease in the gross deferred tax asset due to the utilization of a portion of the Company's net operating loss carryforwards.

Deposits

     The Banks' lending and investing activities are funded almost entirely by core deposits, 52.4% of which are demand, savings and money market deposits at June 30, 1995. Total deposits increased $8,151,000, or 5.6%, from $146,184,000 at December 31, 1994, to
$154,335,000 at June 30, 1995. The increase is due to an increase in interest-bearing time deposits at the Banks, primarily as a result of a recent increase in the rates paid on such deposits. The Banks do not accept brokered deposits.

     The following table presents the average amounts of and the average rates paid on deposits of the Company for the quarters and six-month periods ended June 30, 1995 and 1994:


                                       Quarter Ended June 30,                 Six-Month Period Ended June 30,
                               -------------------------------------------    -------------------------------------------
                                      1995                     1994                  1995                    1994
                                      ----                     ----                  ----                    ----
                               Average    Average       Average    Average    Average    Average      Average     Average
                               Amount     Rate          Amount     Rate       Amount     Rate         Amount      Rate
                               -------    -------       -------    -------    -------    -------      -------     -------
                                                                   (Dollars in thousands)
Noninterest-bearing
 demand deposits               $ 28,952     --%         $ 30,961     --%      $ 29,166     --%        $ 31,394      --%
Interest-bearing demand,
 savings and money
 market deposits                 52,873   2.35            60,948   2.09         53,780   2.34           61,181    2.03
Time deposits of less
 than $100,000                   52,497   5.46            43,074   3.36         50,383   5.14           43,316    3.34
Time deposits of $100,000
 or more                         18,768   5.78            13,708   3.44         17,455   5.47           13,253    3.38
                               --------   ----          --------   ----       --------   ----         --------    ----
  Total deposits               $153,090   3.39%         $148,691   2.15%      $150,784   3.19%        $149,144    2.10%
                               ========   ====          ========   ====       ========   ====         ========    ====

     The maturity distribution of time deposits of $100,000 or more at June 30, 1995, is presented below.

                                              At June 30, 1995
                                              ----------------
                                               (In thousands)
       3 months or less                         $ 6,321
       Over 3 through 6 months                    3,265
       Over 6 through 12 months                   6,613
       Over 12 months                             3,767
                                                -------
          Total time deposits of $100,000
            or more                             $19,966
                                                =======

     The Banks experience limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At June 30, 1995, deposits of $100,000 or more represented approximately 11.8% of the Company's total assets, compared to 9.1% of total assets at December 31, 1994.

Notes Payable

     The Company's notes payable increased $394,000, or 42.4%, from $930,000 at December 31, 1994, to $1,324,000 at June 30, 1995. The
increase represents the additional debt
incurred ($323,000) and additional funds borrowed from the Amarillo Bank ($125,000) as a result of the final settlement of certain litigation, which were partially offset by the regular quarterly principal payments made by the Company on the Long-term Note (as defined below) on January
15 and April 15, 1995.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable increased $244,000, or 59.8%, from $408,000 at December 31, 1994, to $652,000 at June 30, 1995. The increase was a result of an increase in the amount of outstanding certificates of deposit and the rising interest rate environment on certificates of deposit, particularly during the last nine months.

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities decreased $1,068,000, or 84.4%, from $1,265,000 at December 31, 1994, to $197,000 at June 30, 1995, as a result of the final settlement of certain litigation during the second quarter of 1995. A total of $900,000 of the settlement amount had been accrued at December 31, 1994.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 103.0% at the 90-day interval, 96.4% at the 180-day interval and 87.4% at the 365-day interval at June 30, 1995. Currently, the Company is in a liability-sensitive position at the 180-day and 365-day intervals; however, the Company is in an asset-sensitive position at the 90-day interval. The reason the Company is in an asset-sensitive position in the very short-term is the fact that the

Company had a higher-than-normal amount of federal funds sold at June 30, 1995. During a rising interest rate environment, this position normally produces a higher net interest margin in the very short term, but a lower net interest margin after approximately 90 days. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at June 30, 1995.


                                                Cumulative Volumes Subject to         Volumes
                                                      Repricing Within                Subject to
                                              ---------------------------------       Repricing
                                              90 Days     180 Days     365 Days       After 1 Year       Total
                                              -------     --------     --------       ------------       -----
                                                                      (Dollars in thousands)
Interest-earning assets:
 Federal funds sold                           $44,500     $44,500      $ 44,500       $     0             $ 44,500
 Securities                                     8,988      14,396        25,358         2,620               27,978
 Loans, net of unearned income                 22,442      24,421        28,440        54,954               83,394
                                              -------     -------      --------       -------             --------
   Total interest-earning assets               75,930      83,317        98,298        57,574              155,872
                                              -------     -------      --------       -------             --------
Interest-bearing liabilities:
 Demand, savings and money market
   deposits                                    52,569      52,569        52,569             0               52,569
 Time deposits                                 20,142      32,916        58,852        14,613               73,465
 Notes payable                                    980         981         1,090           234                1,324
                                              -------     -------      --------       -------             --------
   Total interest-bearing liabilities          73,691      86,466       112,511        14,847              127,358
                                              -------     -------      --------       -------             --------
Rate-sensitivity gap(1)                       $ 2,239     $(3,149)     $(14,213)      $42,727             $ 28,514
                                              =======     =======      ========       =======             ========
Rate-sensitivity ratio(2)                       103.0%       96.4%         87.4%
                                                =====        ====          ====

______________________________
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.

(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters and six-month periods ended
June 30, 1995 and 1994.

                                                                          Six-Month Period
                                         Quarter Ended June 30,           Ended June 30,
                                         ----------------------           -----------------
                                         1995              1994           1995         1994
                                         ----              ----           ----         ----
Net income to:
  Average assets                           0.43%            0.65%           0.62%       0.59%
  Average interest-earning assets          0.47             0.72            0.68        0.65
  Average stockholders' equity             6.06             9.41            8.82        8.62
Dividend payout (1) to:
  Net income                              17.03             8.89           10.51        4.88
  Average stockholders' equity             1.03             0.84            0.93        0.42
Average stockholders' equity to:
  Average total assets                     7.17             6.88            7.06        6.82
  Average loans (2)                       14.43            15.23           14.06       15.49
  Average total deposits                   7.85             7.49            7.73        7.42
Average interest-earning assets to:
  Average total assets                    92.12            89.81           91.72       90.03
  Average total deposits                 100.83            97.70          100.39       97.93
  Average total liabilities               99.24            96.44           98.69       96.62
Ratio to total average deposits of:
  Average loans (2)                       54.39            49.16           54.98       47.89
  Average noninterest-bearing deposits    18.91            20.82           19.34       21.05
  Average interest-bearing deposits       81.09            79.18           80.66       78.95
Total interest expense to total
 interest income                          44.80            32.96           42.53       32.49

_________________________
(1)  Dividends on Common Stock only.

(2)  Before allowance for possible loan losses.

Liquidity

The Banks

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Banks to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $6,721,000 and $7,216,000 during the second quarter and first six months of 1995, respectively, and $8,509,000 and $8,550,000 during the second quarter and first six months of 1994, respectively. These amounts comprised 4.0% and 4.4% of average total assets during the second quarter and the first six months of 1995, respectively, and 5.3% of average total assets during both the second quarter and first six months of 1994. The average level of securities and federal funds sold was $71,094,000 and $68,467,000 during the second quarter and first six months of 1995, respectively, and $72,168,000 and $74,631,000 during the second quarter and first six months of 1994, respectively. An increasing amount of the Banks' available funds have been invested in loans, particularly loans to individuals, due to increased loan demand in the Company's market area.

     The Banks sold no securities during the quarters or six-month periods ended June 30, 1995 and 1994. At June 30, 1995, $25,358,000, or 90.6%, of the Company's securities portfolio matured within one year and $2,620,000, or 9.4%, matured after one but within five years. The Banks' commercial lending activities are concentrated in loans with maturities of less than five years and with adjustable interest rates, while their installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Banks' experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At June 30, 1995, approximately $28,440,000, or 34.1%, of the Company's total loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately, $27,042,000, or 62.3%, of the Company's commercial loans matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the second quarter and first six months of 1995, the Company's average deposits were $153,090,000 and $150,784,000, respectively, or 91.4% of average total assets, compared to $148,691,000 and $149,144,000, or 91.9% of average total assets, during the second quarter and first six months of 1994, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Banks. See "Analysis of Financial Condition - Deposits" above.

     The level of nonperforming assets has squeezed interest margins and has resulted in noninterest expenses from net operating costs and write-downs associated with nonperforming assets, although the level of such nonperforming assets has been decreasing over the past two years. In order to improve liquidity, the Banks have implemented various cost-cutting and revenue-generating measures and extended efforts to reduce nonperforming assets.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities.
Dividends paid by the Banks to Independent Financial during both the second quarter and first six months of 1995 were $200,000. Dividends paid by Independent Financial to the Company during the same time periods were $200,000 and $400,000, respectively.
Dividends paid by the Banks to Independent Financial during the second quarter and the first six months of 1994 were $100,000 and $200,000, respectively; in turn, Independent Financial paid dividends to the Company totaling $100,000 and $150,000 during the same time periods. At June 30 1995, there were approximately $930,000 in dividends available for payment to Independent Financial by the Banks without regulatory approval.

     The payment of current tax liabilities generated by the Banks and management and service fees constituted 29% and 6%, respectively, of the Company's cash flow during the second quarter of 1995. These percentages were 41% and 7%, respectively, for the first six months of 1995.

     Pursuant to a tax-sharing agreement, the Company's subsidiaries pay to the Company an amount equal to their individual tax liabilities on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Banks to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that certain Banks incur losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $206,000 and $519,000 were paid by the Banks to the Company during the second quarter and first six months of 1995, respectively, compared to a total of $157,000 and $317,000 during the second quarter and first six months of 1994, respectively.

     The Banks pay management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the subsidiaries' board meetings, audit and loan review services and related expenses. The Banks paid a total of $44,000 and $87,000 in management fees to the Company during the second quarter and first six months of 1995, respectively, compared to $39,000 and $69,000 paid by the Banks during the second quarter and first six months of 1994, respectively. The Company's fees must be reasonable in relation to the management services rendered, and each Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

     In November 1992, the Company settled the outstanding
$2,535,000 principal balance of its note payable to the Dallas Bank for a total of $2,243,000. To fund the pay-off of the note payable, the Company obtained a loan from the Amarillo Bank for the discounted settlement amount plus accrued interest due as of the settlement date.

     In March and April 1993, the Company used $1,487,000 from a $1,500,000 capital distribution made to it from First National to reduce the principal amount of the loan from the Amarillo Bank to $775,000. The Amarillo Bank renewed the long-term note (the "Long-term Note") for a period of three years (until April 15, 1996). The balance of the Long-Term Note at June 30, 1995, was $553,000. Payments of principal and interest, which are due quarterly on January 15, April 15, July 15 and October 15, are based on a seven-year amortization. The Company has a second note, which was used for the acquisition of Winters State (the "Acquisition Note"). The Acquisition Note, which had an original principal balance of $450,000, matured on August 30, 1994.
The Company paid the Amarillo Bank $150,000, and the maturity date was extended to August 30, 1997. The Acquisition Note had a balance of $300,000 at June 30, 1995. Principal payments of $100,000 are due annually, beginning August 30, 1995. Interest payments are due quarterly on February 28, May 30, August 30 and November 30. The Company had a third note payable to the Amarillo Bank (the "Short-term Note"), which had a principal balance of $125,000 at June 30, 1995, and represented the maximum amount of the Company's $125,000 revolving line of credit with the Amarillo Bank. The proceeds from the advance on the Short-term Note were used for the final settlement of certain litigation. See
"Note 7: Commitments and Contingent Liabilities." The Short-term Note was paid off on July 15, 1995, and the full amount of the revolving line of credit is currently available. These notes bear interest at the Amarillo Bank's floating base rate plus 1% (10.0% at June 30, 1995) and are secured by 100% of the stock of the First State, N.A., Abilene and First State, N.A., Odessa.

     The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person, to make certain investments, to purchase or sell assets and to pay cash dividends on the Common Stock if the indebtedness due to the Amarillo Bank is $1,000,000 or greater. The loan agreement also requires the Company and the Banks to meet certain financial ratios. The Company and the Banks were in compliance with all of these ratios at June 30, 1995, and have been in compliance with these ratios since the inception of the loan agreement.

Capital Resources

     At June 30, 1995, stockholders' equity totaled $13,194,000, or 7.8% of total assets, compared to $11,073,000, or 6.9% of total assets, at December 31, 1994.

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

     Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Banks' risk-based capital ratios and leverage ratios to the minimum regulatory requirements at June 30, 1995.

The Company                                       June 30, 1995
-----------                                  ----------------------
                                             (Dollars in thousands)
Tier 1 capital:
  Common stockholders' equity, excluding
   unrealized loss on available-for-sale
   securities                                        $ 12,499
  Preferred stockholders' equity (1)                      696
  Net deferred tax asset in excess of
   regulatory capital limits (2)                         (512)
                                                     --------
    Total Tier 1 capital                               12,683
                                                     --------
Tier 2 capital:
  Allowance for possible loan losses (3)                  803
                                                     --------
    Total Tier 2 capital                                  803
                                                     --------
      Total capital                                  $ 13,486
                                                     ========
Risk-weighted assets                                 $ 90,518
                                                     ========
Adjusted quarterly average assets                    $168,374
                                                     ========

                                                   Minimum             Actual
                                                   Regulatory          Ratios for
The Company                                        Requirement(4)      June 30, 1995
-----------                                        --------------      -------------
Tier 1 capital to risk-weighted assets ratio       4.00%               14.01%
Total capital to risk-weighted assets ratio        8.00                14.90
Leverage ratio                                     3.00                 7.53

The Banks
---------
Tier 1 capital to risk-weighted assets ratio       4.00%               11.79 - 15.68%
Total capital to risk-weighted assets ratio        8.00                12.58 - 16.67
Leverage ratio                                     3.00                 7.27 -  7.78

___________________________
(1) Limited to 25% of total Tier 1 capital, with the remainder, if any, qualifying as Tier 2 capital.

(2) The amount of the net deferred tax asset in excess of the lesser of (i) 10% Tier 1 capital or (ii) the amount of the tax benefit from utilization of net operating loss carry-forwards expected to be realized within one year.

(3)  Limited to 1.25% of risk-weighted assets.

(4)  For top rated banking organizations.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The new law also required each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Banks were all "well capitalized" at June 30, 1995.

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

     The Company began paying quarterly cash dividends of $0.03 per share on its Common Stock during the second quarter of 1994. Cash dividends were also paid during the third and fourth quarters of 1994 and the first and second quarters of 1995. The Company also paid a 33-1/3% stock dividend on May 31, 1995, to stockholders of record on May 10, 1995. Subsequent to June 30, 1995, the Company declared a $0.03 per share cash dividend payable to stockholders of record on August 15, 1995. The cash dividend is payable on August
31, 1995.

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

     On March 7, 1995, the Company agreed to settle the indemnification requests of the Inside Directors for $450,000 in cash and by delivery of three promissory notes in the aggregate principal amount of $350,000. These notes are payable in three equal installments over three years and bear interest at 6% per annum. As a result of the below-market interest rate, the notes were discounted to an aggregate of $323,000. In April and May 1995, the Company consummated this settlement with the Inside Directors by paying them an aggregate of $450,000 and delivering such promissory notes to them. In May and June 1995, the Company settled with the Outside Directors by paying them $252,000 in cash.

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

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          4.1 Restated Articles of Incorporation of the Company
              (Exhibit 3.1)*

          4.2 Bylaws of the Company (Exhibit 3.2)*

          27 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

__________________________
*Incorporated herein by reference to the exhibit shown parenthesis filed as an exhibit to the Annual Report of the Company on Form
10-k for the fiscal year ended December 31, 1994.

                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  August 14, 1995             Independent Bankshares, Inc.
                                   (Registrant)



                              By:    Randal N. Crosswhite

                                 Randal N. Crosswhite
                                 Senior Vice President and
                                 Chief Financial Officer