Form 10-Q
period 1995-09-30
INDEPENDENT BANKSHARES INC
filed 1995-11-14
CIK 318870

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 1995

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

                       YES   X    NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock at September 30, 1995.

         Class:  Common Stock, par value $0.25 per share
      Outstanding at September 30, 1995:  1,038,830 shares

                             PART I

                      FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                   CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                           (Unaudited)

                                             September 30,       December 31,
                                             1995                1994
                                             ------------        ------------
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks                    $ 10,895,000        $  7,564,000
  Federal Funds Sold                           13,750,000          31,200,000
                                             ------------        ------------
      Total Cash and Cash Equivalents          24,645,000          38,764,000
                                             ------------        ------------
Securities:
  Available-for-sale                           21,403,000          17,078,000
  Held-to-maturity--Market Value of
   $37,630,000 for September 30, 1995,
   and $15,913,000 for December 31, 1994       37,571,000          16,227,000
                                             ------------        ------------
      Total Securities                         58,974,000          33,305,000
                                             ------------        ------------
Loans:
  Total Loans                                  86,382,000          85,518,000
  Less:
    Unearned Income on Installment Loans        3,823,000           4,212,000
    Allowance for Possible Loan Losses            765,000             817,000
                                             ------------        ------------
      Net Loans                                81,794,000          80,489,000
                                             ------------        ------------
Premises and Equipment                          4,189,000           4,345,000
Real Estate and Other Repossessed Assets          446,000             631,000
Accrued Interest Receivable                     1,281,000             945,000
Other Assets                                    2,736,000           1,381,000
                                             ------------        ------------
          Total Assets                       $174,065,000        $159,860,000
                                             ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits        $ 29,205,000        $ 30,210,000
  Interest-bearing Demand Deposits             52,874,000          56,520,000
  Interest-bearing Time Deposits               76,335,000          59,454,000
                                             ------------        ------------
        Total Deposits                        158,414,000         146,184,000
Notes Payable                                   1,074,000             930,000
Accrued Interest Payable                          774,000             408,000
Other Liabilities                                 315,000           1,265,000
                                             ------------        ------------
        Total Liabilities                     160,577,000         148,787,000
                                             ------------        ------------
Stockholders' Equity:
Series C Preferred Stock                          166,000             167,000
Common Stock                                      260,000             195,000
Additional Paid-in Capital                      9,842,000           8,241,000
Retained Earnings                               3,195,000           2,570,000
Unrealized Gain (Loss) on Available-for-
 sale Securities                                   25,000            (100,000)
                                             ------------        ------------
        Total Stockholders' Equity             13,488,000          11,073,000
                                             ------------        ------------
          Total Liabilities and
           Stockholders' Equity              $174,065,000        $159,860,000
                                             ============        ============

   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
                  CONSOLIDATED INCOME STATEMENTS
 QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                            (Unaudited)

                                                                       Nine Months Ended
                                       Quarter Ended September 30,     September 30,
                                       ---------------------------     ------------------------
                                       1995          1994              1995          1994
                                       ----          ----              ----          ----
Interest Income:
  Interest and Fees on Loans           $1,963,000    $1,739,000        $5,795,000    $5,080,000
  Interest on Federal Funds Sold          412,000       149,000         1,519,000       368,000
  Interest on Securities                  674,000       618,000         1,517,000     2,020,000
                                       ----------    ----------        ----------    ----------
    Total Interest Income               3,049,000     2,506,000         8,831,000     7,468,000
                                       ----------    ----------        ----------    ----------
Interest Expense:
  Interest on Deposits                  1,372,000       852,000         3,775,000     2,421,000
  Interest on Notes Payable                29,000        23,000            85,000        66,000
                                       ----------    ----------        ----------    ----------
    Total Interest Expense              1,401,000       875,000         3,860,000     2,487,000
                                       ----------    ----------        ----------    ----------
Net Interest Income                     1,648,000     1,631,000         4,971,000     4,981,000
  Provision for Loan Losses                69,000        40,000           141,000        92,000
                                       ----------    ----------        ----------    ----------
Net Interest Income After Provision
 for Loan Losses                        1,579,000     1,591,000         4,830,000     4,889,000
                                       ----------    ----------        ----------    ----------
Noninterest Income:
  Service Charges                         269,000       333,000           881,000       902,000
  Trust Fees                               47,000        43,000           154,000       129,000
  Insurance Premiums                       12,000        35,000            45,000        48,000
  Other Income                             43,000       (11,000)           76,000        26,000
                                       ----------    ----------        ----------    ----------
    Total Noninterest Income              371,000       400,000         1,156,000     1,105,000
                                       ----------    ----------        ----------    ----------
Noninterest Expenses:
  Salaries and Employee Benefits          717,000       709,000         2,127,000      2,122,000
  Equipment Expense                       181,000       171,000           533,000        459,000
  Net Occupancy Expense                   165,000       177,000           492,000        525,000
  Legal Fees and Expense                   22,000       341,000           302,000        522,000
  Stationery, Printing and Supplies
   Expense                                 73,000        54,000           190,000        174,000
  FDIC Insurance Expense                   (7,000)       85,000           151,000        253,000
  Accounting Fees and Expense              26,000        33,000            84,000         97,000
  Data Processing Expense                  29,000        31,000            77,000        201,000
  Net Costs Applicable to Real Estate
   and Other Repossessed Assets            (3,000)       (2,000)          (12,000)       (17,000)
  Other Expenses                          268,000       273,000           785,000        818,000
                                       ----------    ----------        ----------    ----------
    Total Noninterest Expenses          1,471,000     1,872,000         4,729,000      5,154,000
                                       ----------    ----------        ----------    ----------
Income Before Federal Income Taxes        479,000       119,000         1,257,000        840,000
  Federal Income Taxes                    162,000        40,000           426,000        284,000
                                       ----------    ----------        ----------    ----------
Net Income                             $  317,000    $   79,000        $  831,000     $  556,000
                                       ==========    ==========        ==========     ==========
Preferred Stock Dividends              $   17,000    $   17,000        $   52,000     $   53,000
                                       ==========    ==========        ==========     ==========
Net Income Available to Common
 Stockholders                          $  300,000    $   62,000        $  779,000     $  503,000
                                       ==========    ==========        ==========     ==========
Primary Earnings per Common Share
 Available to Common Stockholders      $     0.29    $     0.06        $     0.75     $     0.48
                                       ==========    ==========        ==========     ==========
Fully Diluted Earnings Per Common
 Share Available to Common
 Stockholders                          $     0.23    $     0.06        $     0.62     $     0.41
                                       ==========    ==========        ==========     ==========

   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
       NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 and 1994
                            (Unaudited)

                                                  1995          1994
                                                  ----          ----
Cash Flows from Operating Activities:
  Net Income                                      $    831,000  $   556,000
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Deferred Federal Income Tax Expense                  401,000      267,000
  Depreciation and Amortization                        290,000      297,000
  Provision for Loan Losses                            141,000       92,000
  (Gain) Loss on Sales of Premises and Equipment        (3,000)       5,000
  Gain on Sales of Real Estate and Other
   Repossessed Assets                                  (39,000)      (2,000)
  Writedown of Real Estate and Other
   Repossessed Assets                                   24,000            0
  (Increase) Decrease in Accrued Interest Receivable  (336,000)     226,000
  (Increase) Decrease in Other Assets                  265,000     (134,000)
  Increase in Accrued Interest Payable                 366,000       51,000
  Increase (Decrease) in Other Liabilities            (626,000)     235,000
                                                  ------------  -----------
    Net Cash Provided by Operating Activities        1,314,000    1,593,000
                                                  ------------  -----------
Cash Flows from Investing Activities:
  Proceeds from Maturities of
   Available-for-sale Securities                    11,937,000   21,831,000
  Proceeds from Maturities of
   Held-to-maturity Securities                       5,653,000   18,930,000
  Purchases of Available-for-sale Securities       (16,000,000) (12,000,000)
  Purchases of Held-to-maturity Securities         (27,000,000) (10,751,000)
  Net Increase in Loans                             (2,423,000)  (8,574,000)
  Additions to Premises and Equipment                 (134,000)    (206,000)
  Proceeds from Sales of Premises and Equipment          3,000       14,000
  Proceeds from Sales of Real Estate and
   Other Repossessed Assets                            625,000      391,000
                                                  ------------  -----------
    Net Cash Provided by (Used in) Investing
     Activities                                    (27,339,000)   9,635,000
                                                  ------------  -----------
Cash Flows from Financing Activities:
  Increase (Decrease) in Deposits                   12,230,000   (6,989,000)
  Proceeds from Notes Payable                          275,000            0
  Repayment of Notes Payable                          (458,000)    (236,000)
  Net Proceeds from Issuance of Equity Securities            0        1,000
  Payment of Cash Dividends                           (138,000)     (99,000)
  Payment for Fractional Shares in Stock Dividend       (3,000)           0
                                                  ------------  -----------
    Net Cash Provided by (Used in) Financing
     Activities                                     11,906,000   (7,323,000)
                                                  ------------  -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                       (14,119,000)   3,905,000
Cash and Cash Equivalents at Beginning of Period    38,764,000   19,268,000
                                                  ------------  -----------
Cash and Cash Equivalents at End of Period        $ 24,645,000  $23,173,000
                                                  ============  ===========


Cash paid during the nine-month period for:
 Interest                                         $  3,494,000  $ 2,436,000
 Federal income taxes                                   15,000       10,000

Noncash investing activities:
 Additions to real estate and other repossessed
  assets through foreclosures during the
  nine-month period                               $    734,000  $   464,000

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

(2)  Quasi-reorganization

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas (the "Dallas Bank"), the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The tax effect of utilization of these net operating losses during the first nine months of 1995 and 1994 totaled $401,000 and $267,000, respectively.

(3)  Notes Payable

     At September 30, 1995, the Company had two notes payable to a financial institution in Amarillo, Texas (the "Amarillo Bank").
The Term note (the "Term Note") had an outstanding principal balance of $526,000 at September 30, 1995. The Term Note has a maturity of April 15, 1996, and equal principal payments, based on a seven-year amortization, plus accrued interest, are due quarterly on January 15, April 15, July 15 and October 15. The second note, which was used for the acquisition of The Winters State Bank ("Winters State") (the "Acquisition Note"), had an outstanding principal balance of $200,000 at September 30, 1995. The Acquisition Note, which had an original principal balance of $450,000, matured on August 30, 1994. The Company paid the Amarillo Bank $150,000 to reduce the outstanding principal balance to $300,000 and the maturity date was extended to August 30, 1997. Principal payments of $100,000 are due annually, beginning August 30, 1995. Interest payments are due quarterly on February 28, May 30, August 30 and November 30. The notes bear interest at the Amarillo Bank's floating base rate plus 1% (9.75% at September 30,
1995). The notes are secured by 100% of the stock of First State Bank, N.A., Abilene, Texas ("First State, N.A., Abilene") and

First State Bank, N.A., Odessa, Texas ("First State, N.A., Odessa"), (collectively, the "Banks"). The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,000,000 or greater.
The loan agreement also requires the Company and the Banks to meet certain financial ratios, all of which were met at September 30, 1995, and December 31, 1994.

     In addition, at September 30, 1995, the Company had notes payable to one current and two former directors of the Company aggregating $331,000. The notes are payable in three equal annual installments, plus accrued interest, beginning March 1, 1996. The notes represent a portion of the final settlement of certain litigation. See "Note 7: Commitments and Contingent Liabilities."

(4)  Federal Income Taxes

     In February 1992, the Financial Accounting Standards Board (the "FASB") issued Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), which required companies to adopt the liability method for computing income taxes no later than 1993. In applying the new method in 1993, the Company established a gross deferred tax asset of $3,190,000, a portion of which relates to federal tax net operating loss carryforwards and deductible temporary differences arising prior to the quasi-reorganization as of December 31, 1989. FAS 109 requires that consideration be given to establishing a valuation allowance against such deferred tax assets. The Company established a valuation allowance of $2,290,000, resulting in a net deferred tax asset of $900,000. As a result of the quasi-reorganization, $700,000 of the cumulative effect of the change in accounting method was credited directly to additional paid-in capital, and $200,000 was credited to income during 1993 as a cumulative effect of an accounting change. As a result of the acquisition of Winters State, the Company increased its gross deferred tax asset and the related valuation allowance by $972,000 during 1993. This gross deferred tax asset arose mainly due to net operating loss carryforwards and other future deductible temporary differences. During the first nine months of 1994, the Company reduced its gross deferred tax asset and the related valuation allowance by $267,000 due to the utilization of a portion of its net operating loss carryforwards. During the first three quarters of 1995, the Company reduced its gross deferred tax asset by $401,000 as a result of the utilization of a portion of its net operating loss carryforwards. In March and June of 1995, the Company also reduced the valuation allowance by $1,600,000 and transferred such amount to additional paid-in capital due to the Company's belief, based on the Company's recent earnings history, that it is more likely than not that sufficient pre-tax income will be generated in the foreseeable future to realize its net deferred tax asset.

(5)  Stockholders' Equity

     In the first nine months of 1995 and 1994, the Company paid $52,000 and $53,000, respectively, in cash dividends on the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"). Beginning in May 1994, the Company began paying a $0.03 per share quarterly cash dividend on the Company's Common Stock.

     In addition, the Company declared a 33-1/3% stock dividend payable on May 31, 1995, to stockholders of record on May 10, 1995. An additional 259,371 shares of Common Stock were issued as a result of the stock dividend. The stock dividend was accounted for by a $65,000 transfer from retained earnings to common stock, representing the above number of shares at a par value of $0.25 per share.

(6)  Earnings Per Share

     Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding preferred stock is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the earnings per share calculations. The Series C Preferred Stock issued in December 1990 was determined not to be a common stock equivalent and, therefore, is not used to calculate primary earnings per common share. In computing fully diluted earnings per common share for the quarters and nine-month periods ended September 30, 1995 and 1994, the conversion of the Series C Preferred Stock was assumed, as the effect is dilutive. The weighted average common shares outstanding used in computing primary earnings per common share for the quarters ended September 30, 1995 and 1994, was 1,048,000 and 1,042,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the quarters ended September 30, 1995 and 1994, was 1,352,000 and 1,348,000 shares, respectively. The weighted average common shares outstanding used in computing primary earnings per common share for the first nine months of 1995 and 1994, was 1,045,000 and 1,042,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the first nine months of 1995 and 1994, was 1,350,000 and 1,348,000 shares, respectively. All of the above weighted average shares outstanding have been adjusted for the 33-1/3% stock dividend effective May 31, 1995.

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

(8)  Pending Acquisition

     First State, N.A., Abilene has entered into an agreement to acquire Peoples National Bank, Winters, Texas in a cash transaction. An application for such acquisition was filed with the Office of the Comptroller of the Currency (the "OCC") on September 29, 1995, and the OCC approved the application on November 6,1995. Consummation of the acquisition is subject to certain other regulatory approvals. If all remaining approvals are received, the transaction would be consummated either on December 31, 1995, or during the first quarter of 1996. At September 30, 1995, Peoples National Bank had total assets of $6,687,000, total loans, net of unearned income, of $3,642,000, total deposits of $5,903,000 and stockholders' equity of $689,000. First State, N.A., Abilene currently operates an existing branch facility in Winters. By combining the two locations in Winters, the Company anticipates that it will be able to achieve economies of scale in various areas.

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

     First State, N.A., Abilene has entered into an agreement to acquire Peoples National Bank, Winters, Texas in a cash transaction. An application for such acquisition was filed with the Office of the Comptroller of the Currency (the "OCC") on September 29, 1995, and the OCC approved the application on November 6,1995. Consummation of the acquisition is subject to certain other regulatory approvals. If all remaining approvals are received, the transaction would be consummated either on December 31, 1995, or during the first quarter of 1996. At September 30, 1995, Peoples National Bank had total assets of $6,687,000, total loans, net of unearned income, of $3,642,000, total deposits of $5,903,000 and stockholders' equity of $689,000. First State, N.A., Abilene currently operates an existing branch facility in Winters. By combining the two locations in Winters, the Company anticipates that it will be able to achieve economies of scale in various areas.

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at September 30, 1995, and December 31, 1994, and results of operations for each of the quarters and nine-month periods ended September 30, 1995 and 1994. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Quasi-reorganization

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas (the "Dallas Bank"), the Company effected a quasi-reorganization as of December 31, 1989.
A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The tax effect of utilization of these net operating losses during the first nine months of 1995 and 1994 totaled $401,000 and $267,000, respectively.

Results of Operations

General

     Net income for the quarter ended September 30, 1995, amounted to $317,000 ($0.29 primary earnings per common share) compared to net income of $79,000 ($0.06 primary earnings per common share) for the quarter ended September 30, 1994. Net income for the nine-month period ended September 30, 1995, was $831,000 ($0.75 primary earnings per common share) compared to net income of $556,000 ($0.48 primary earnings per common share) for the nine-month period ended September 30, 1994. The results of operations for the nine-month period ended September 30, 1995, included legal and settlement expenses of $135,000 (net of tax expense of $70,000), or $0.13 primary earnings per common share, not previously accrued as a result of the final settlement of certain litigation. The results of operations for the quarter and nine-month period ended September 30, 1994, were also negatively impacted by $165,000 (net of tax expense of $85,000), or $0.16 primary earnings per common share, as a result of the initial accrual for the above noted litigation. See "Note 7: Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements.

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

     Net interest income amounted to $1,648,000 for the third quarter of 1995, an increase of $17,000, or 1.0%, from the third quarter of 1994. Net interest income for the third quarter of 1994 was $1,631,000. Net interest income for the first nine months of 1995 was $4,971,000, a decrease of $10,000, or 0.2%, from net interest income of $4,981,000 for the first nine months of 1994. The decrease for the first three quarters of 1995 was due to a decrease of $4,651,000 in noninterest-bearing and interest-bearing demand deposits and an increase of $16,881,000 in interest-bearing time deposits from December 31, 1994, to September 30, 1995, and a rising interest rate environment on such time deposits during the last quarter of 1994 and first quarter of 1995. The net interest margin on a fully taxable-equivalent basis, was 4.21% and 4.33% for the third quarter and first nine months of 1995, respectively, compared to 4.60% and 4.59% for the third quarter and first nine months of 1994, respectively.

     At September 30, 1995, approximately $19,894,000, or 24.1%, of the Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. This amount represents 45.9% of the Company's loans, excluding loans to individuals which are almost exclusively fixed rate in nature. Average rates paid for various types of deposits, particularly certificates of deposit, increased substantially from September 30, 1994, to September 30, 1995. For example, the average rate paid by the Company for certificates of deposit of $100,000 or more increased from 3.99% during the third quarter of 1994 to 5.75% during the third quarter of 1995. The average rate paid for certificates of deposit less than $100,000 increased to 5.65% during the third quarter of 1995 from 3.68% during the third quarter of 1994. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, rose from an average of 2.23% during the third quarter of 1994 to an average of 2.37% during the third quarter of 1995.
Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets, a rising interest rate environment normally produces a lower net interest margin than a falling interest rate environment.

     The following table presents the average balance sheets of the Company for the quarters and nine-month periods ended September 30, 1995 and 1994, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

                                                          Quarter Ended September 30,
                                          -----------------------------------------------------------
                                                      1995                          1994
                                          ---------------------------    ----------------------------
                                                      Interest                      Interest
                                          Average     Income/   Yield/   Average    Income/    Yield/
                                          Balance     Expense   Rate     Balance    Expense    Rate
                                          -------     --------  ------   -------    --------   ------
                                                             (Dollars in thousands)
ASSETS
Interest-earning assets:
  Federal funds sold                      $ 27,847    $  412    5.92%    $ 13,741   $  149     4.34%
  Securities (1)                            46,540       675    5.80       52,223      619     4.74
  Loans, net of unearned income (2)         82,405     1,963    9.53       75,825    1,739     9.17
                                          --------    ------    ----     --------   ------     ----
      Total interest-earning assets        156,792     3,050    7.78      141,789    2,507     7.07
                                          --------    ------    ----     --------   ------     ----
Noninterest-earning assets:
  Cash and due from banks                    6,658                          7,580
  Premises and equipment, net                4,227                          4,439
  Accrued interest receivable and other
   assets                                    4,485                          4,512
  Allowance for possible loan losses          (785)                          (775)
                                          --------                       --------
      Total noninterest-earning assets      14,585                         15,756
                                          --------                       --------
          Total assets                    $171,377                       $157,545
                                          ========                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money market
   deposits                               $ 52,897    $  313    2.37%    $ 59,121   $  330     2.23%
  Time deposits                             74,637     1,060    5.68       55,852      522     3.74
                                          --------    ------    ----     --------   ------     ----
    Total deposits                         127,534     1,373    4.31      114,973      852     2.96
  Notes payable                              1,168        28    9.59        1,010       23     9.11
                                          --------    ------    ----     --------   ------     ----
      Total interest-bearing liabilities   128,702     1,401    4.35      115,983      875     3.02
                                          --------    ------    ----     --------   ------     ----
Noninterest-bearing liabilities:
  Demand deposits                           28,264                         29,099
  Accrued interest payable and other
   liabilities                               1,026                          1,048
                                          --------                       --------
      Total noninterest-bearing
       liabilities                          29,290                         30,147
                                          --------                       --------
        Total liabilities                  157,992                        146,130

Stockholders' equity                        13,385                         11,415
                                          --------                       --------
          Total liabilities and
           stockholders' equity           $171,377                       $157,545
                                          ========                       ========
Net interest income                                   $1,649                        $1,632
                                                      ======                        ======
Interest rate spread (3)                                        3.43%                         4.05%

                                                                ====                          ====
Net interest margin (4)                                         4.21%                         4.60%
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

                                                 Nine-month Period Ended September 30,
                                     ---------------------------------------------------------------
                                                 1995                             1994
                                     -------------------------------   -----------------------------
                                                 Interest                         Interest
                                     Average     Income/      Yield/   Average    Income/     Yield/
                                     Balance     Expense      Rate     Balance    Expense     Rate
                                     -------     --------     ------   -------    --------    ------
                                                            (Dollars in thousands)
ASSETS
Interest-earning assets:
  Federal funds sold                 $ 33,936    $1,519        5.97%   $ 13,034   $  368      3.76%
  Securities (1)                       36,460     1,520        5.56      58,749    2,024      4.59
  Loans, net of unearned income (2)    82,737     5,795        9.34      72,888    5,080      9.29
                                     --------    ------       -----    --------   ------      ----
      Total interest-earning assets   153,133     8,834        7.69     144,671    7,472      6.89
                                     --------    ------       -----    --------   ------      ----
Noninterest-earning assets:
  Cash and due from banks               7,031                             8,231
  Premises and equipment, net           4,225                             4,475
  Accrued interest receivable and
   other assets                         3,554                             4,087
  Allowance for possible loan losses     (801)                             (808)

                                     --------                          --------
      Total noninterest-earning
       assets                          14,009                            15,985
                                     --------                          --------
          Total assets               $167,142                          $160,656
                                     ========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money market
   deposits                          $ 53,486    $  944       2.35%    $ 60,492   $  952      2.10%
  Time deposits                        70,104     2,831       5.38       56,331    1,469      3.48
                                     --------    ------      -----     --------   ------      ----
    Total deposits                    123,590     3,775       4.07      116,823    2,421      2.76
  Notes payable                         1,119        85      10.13        1,105       66      7.96
                                     --------    ------      -----     --------   ------      ----
      Total interest-bearing
       liabilities                    124,709     3,860       4.13      117,928    2,487      2.81
                                     --------    ------      -----     --------   ------      ----
Noninterest-bearing liabilities:
  Demand deposits                      28,866                            30,631
  Accrued interest payable and
   other liabilities                    1,337                               932
                                     --------                          --------
      Total noninterest-bearing
       liabilities                     30,203                            31,563
                                     --------                          --------
        Total liabilities             154,912                           149,491

Stockholders' equity                   12,230                            11,165
                                     --------                          --------
          Total liabilities and
           stockholders' equity      $167,142                          $160,656
                                     ========                          ========
Net interest income                              $4,974                           $4,985
                                                 ======                           ======
Interest rate spread (3)                                      3.56%                          4.08%
                                                             =====                           ====
Net interest margin (4)                                       4.33%                          4.59%
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

                                         Quarters Ended            Nine-month Periods Ended
                                    September 30, 1995 vs. 1994   September 30, 1995 vs. 1994
                                    ---------------------------   ---------------------------
                                    Increase (Decrease) Due To    Increase (Decrease) Due To
                                           Changes In:                   Changes In:
                                    ---------------------------   ---------------------------
                                    Volume    Rate     Total      Volume    Rate     Total
                                    ------    ----     -----      ------    ----     -----
                                                         (In thousands)
Interest-earning assets:
 Federal funds sold                 $194      $ 69     $263       $ 842     $ 309    $1,151
 Securities (1)                      (72)      128       56        (872)      368      (504)
 Loans, net of unearned income (2)   154        70      224         688        27       715
                                    ----      ----     ----       -----     -----    ------
        Total interest income        276       267      543         658       704     1,362
                                    ----      ----     ----       -----     -----    ------
Interest-bearing liabilities:
 Deposits:
  Demand, savings and
     money market deposits           (37)       20      (17)       (115)      107        (8)
  Time deposits                      212       326      538         421       941     1,362
                                    ----      ----     ----       -----     -----    ------
       Total deposits                175       346      521         306     1,048     1,354
 Notes payable                         4         1        5           1        18        19
                                    ----      ----     ----       -----     -----    ------
        Total interest expense       179       347      526         307     1,066     1,373
                                    ----      ----     ----       -----     -----    ------
Increase (decrease) in net interest
   income                           $ 97      $(80)    $ 17       $ 351     $(362)   $  (11)
                                    ====      ====     ====       =====     =====    ======

______________________________
(1) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.
(2) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.

Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of each Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provision for loan losses for the quarter and nine-month period ended September 30, 1995, were $69,000 and $141,000, respectively, compared to $40,000 and $92,000, respectively, for the quarter and nine-month period ended September 30, 1994. These represent increases of $29,000 and $49,000, respectively. The higher provisions in 1995 are a result of increased repossessions, and associated charge-offs, related to the Bank's indirect installment lending program. The economic conditions in the Company's primary service area are fairly stable. In addition, the overall quality of the Company's loan portfolio has improved.

Noninterest Income

     Noninterest income decreased $29,000, or 7.3%, from $400,000 during the third quarter of 1994 to $371,000 during the third quarter of 1995; however, noninterest income increased $51,000, or 4.6%, from $1,105,000 for the first nine months of 1994 to $1,156,000 for the first nine months of 1995.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income decreased from $333,000 during the third quarter of 1994 to $269,000 during the third quarter of 1995, a 19.2% decrease, and decreased $21,000, or 2.3%, from $902,000 for the first nine months of 1994 to $881,000 for the first nine months of 1995, primarily due to a reclassification of income on printed checks for the year-to-date period of 1995 from service charges to other income.

     Trust fees from the operation of the trust department of First State, N.A., Odessa increased $4,000, or 9.3%, from $43,000 during the third quarter of 1994 to $47,000 during the same period in 1995 and increased $25,000, or 19.4%, from $129,000 for the first nine months of 1994, to $154,000 for the first nine months of 1995 primarily as a result of a one-time $24,000 fee received for services performed as executor of an estate.

     Insurance premiums earned on automobiles financed through the Company's indirect installment loan program decreased $23,000, or 65.7%, from $35,000 during the third quarter of 1994 to $12,000 during the third quarter of 1995, and decreased from $48,000 for the first nine months of 1994 to $45,000 for the first nine months of 1995, a decrease of $3,000, or 6.3%. The decreases, particularly in the third quarter of 1995, were due to a decrease in the number of automobiles being financed during 1995, primarily at First State, N.A., Abilene.

     Other income is the sum of several small components of noninterest income including check printing income and other sources of miscellaneous income. Other income increased $54,000 during the third quarter of 1995 when compared to the third quarter of 1994, and increased $50,000, or 192.3%, from $26,000 for the first nine months of 1994 to $76,000 for the corresponding period in 1995. The increases, particularly in the third quarter of 1995, were primarily due to the reclassification during the third quarter of 1995 of income on printed checks from service charges to other income and a reclassification during the third quarter of 1994 of safe deposit rental income from other income to service charges to more correctly reflect such sources of income.

Noninterest Expenses

     Noninterest expenses decreased $401,000, or 21.4%, from $1,872,000 during the third quarter of 1994 to $1,471,000 during the third quarter of 1995, and decreased $425,000, or 8.2%, from $5,154,000 during the first nine months of 1994 to $4,729,000 during the first nine months of 1995. Noninterest expenses for the quarter and nine-month period ended September 30, 1995, were lower than normal due to the various reasons specified below.

     Salaries and employee benefits rose $8,000, or 1.1%, from $709,000 for the third quarter of 1994 to $717,000 for the corresponding period of 1995, and increased $5,000, or 0.2%, from

$2,122,000 for the nine-month period ended September 30, 1994, to $2,127,000 for the corresponding period of 1995. Despite overall salary increases effective January 1, 1995, salaries and benefits have been stable due to the economies of scale achieved from the branching of First National and Winters State into First State, N.A., Abilene during the fourth quarter of 1994.

     Equipment expense increased from $171,000 for the third quarter of 1994 to $181,000 for the corresponding period in 1995, representing an increase of $10,000, or 5.8%. These expenses also increased $74,000, or 16.1%, from $459,000 for the first nine months of 1994 to $533,000 for the first nine months of 1995.
These increases are a result of the conversion of the Banks to an in-house data processing system between November 1993 and March 1994 and the lease and maintenance expense associated with the new system. Data processing was being provided to the Company and the Banks by an unaffiliated service bureau under contracts that expired during April and May 1994. In addition, Winters State performed its own data processing prior to conversion to the new system in February 1995. Data processing expense decreased $2,000, or 6.5%, from $31,000 for the third quarter of 1994 to $29,000 for the third quarter of 1995 and decreased $124,000, or 61.7%, from $201,000 for the first nine months of 1994 to $77,000 for the corresponding period in 1995.

     Net occupancy expense decreased $12,000, or 6.8%, from $177,000 for the third quarter of 1994 to $165,000 for the same period in 1995, and decreased $33,000, or 6.3%, from $525,000 for the first nine months of 1994 to $492,000 for the first nine months of 1995. The decreases are due primarily to lower amounts of depreciation expense as a result of certain fixed assets whose estimated useful lives have expired.

     Legal fees and expense decreased $319,000, or 93.5%, from $341,000 during the third quarter of 1994 to $22,000 during the third quarter of 1995, and decreased $220,000, or 42.1%, from $522,000 during the first nine months of 1994 to $302,000 for the corresponding period of 1995. The decreases were due to litigation-related expenses incurred during the third quarter of 1994 which were partially offset by litigation-related expenses incurred during the first quarter of 1995. See "General" above.

     Federal Deposit Insurance Corporation (the "FDIC") insurance expense decreased from $85,000 during the third quarter of 1994 to a negative $7,000 during the same period of 1995, and decreased $102,000, or 40.3%, from $253,000 for the first nine months of 1994 to $151,000 for the corresponding period in 1995. The decreases were due to the reduction by the FDIC of deposit insurance rates for banks. The rate that the Banks pay was reduced from $0.23 per $100 of deposits to $0.04 per $100 of deposits. This reduction was effective June 1, 1995. As a result, the amount of deposit insurance refund for the month of June 1995 was greater than the Banks' combined deposit insurance expense for the third quarter of 1995 based on the new rates; therefore, a negative $7,000 expense was recorded for the third quarter of 1995.

     Stationery, printing and supplies expense increased $19,000 during the third quarter of 1995 when compared to the corresponding period of 1994, and increased $16,000, or 9.2%, from $174,000 for the first nine months of 1994 to $190,000 for the first nine months of 1995, primarily due to the increase in paper costs. Accounting fees and expense decreased $7,000, or 21.2%, from $33,000 during the third quarter of 1994 to $26,000 during the third quarter of

1995, and decreased $13,000, or 13.4%, from $97,000 during the first nine months of 1994 to $84,000 during the same period of 1995. The Company has realized reductions in accounting fees as a result of the change in its independent public accountants, which was made during 1994.

     Net costs applicable to real estate and other repossessed assets consists of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. These expenses decreased from a negative $2,000 in expense for the third quarter of 1994 to a negative $3,000 in expense for the corresponding period of 1995, but increased $5,000 from a negative $17,000 in expense during the first nine months of 1994 to a negative $12,000 in expense for the first nine months of 1995 as a result of less gains on sales and income received on various repossessed assets. The amount of real estate and other repossessed assets has continued to decline over the past few years.

     Other noninterest expense includes, among many other items, postage, advertising, insurance, directors' fees, dues and subscriptions, regulatory examinations, travel and entertainment and due from bank account charges. These expenses decreased $5,000, or 1.8%, from $273,000 during the third quarter of 1994 to $268,000 during the third quarter of 1995, and decreased $33,000, or 4.0%, from $818,000 for the first nine months of 1994 to $785,000 for the first nine months of 1995. Savings realized as a result of the merger of First National and Winters State into First State, N.A., Abilene was the primary reason for the decreases.

Federal Income Taxes

     The Company effected a quasi-reorganization as of December 31, 1989. As a result of this transaction, the Company's net operating loss carryforwards existing at December 31, 1989, utilized subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The Company accrued $426,000 and $284,000 in federal income taxes in the first nine months of 1995 and 1994, respectively, and all of these amounts except for $25,000 in 1995 and $17,000 in 1994 were transferred from federal income taxes payable to reduce the Company's deferred tax asset in 1995 and to increase additional paid-in capital in 1994. See "Quasi-reorganization" above.

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

Analysis of Financial Condition

Assets

     Total assets increased $14,205,000, or 8.9%, from $159,860,000 at December 31, 1994, to $174,065,000 at September 30, 1995,
primarily due to the growth in deposits at the Banks during the first nine months of 1995.

Cash and Cash Equivalents

     The amount of cash and cash equivalents decreased $14,119,000, or 36.4%, from $38,764,000 at December 31, 1994, to $24,645,000 at
September 30, 1995, due to a significant amount of funds that had been invested in federal funds sold being invested in securities during the third quarter of 1995.

Securities

     Securities increased $25,669,000, or 77.1%, from $33,305,000 at December 31, 1994, to $58,974,000 at September 30, 1995.  The
increase in 1995 is due to the fact that a significant amount of securities were purchased during the third quarter of 1995.

     The board of directors of each Bank reviews all securities transactions monthly and the securities portfolio periodically.
The Company's current investment policy provides for the purchase of U.S. Treasury securities and federal agency securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totalling $21,403,000 are classified as available-for-sale and are carried at fair value at September 30, 1995. Securities totalling $37,571,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At September 30, 1995, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $3,360,000, or 5.7% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                              September 30, 1995          December 31, 1994
                              ------------------          -----------------
                              Amount        %             Amount       %
                              ------        -             ------       -
                                            (In thousands)
Carrying value:
  U.S. Treasury securities    $39,221        66.5%        $31,441       94.4%
  Obligations of other U.S.
    Government agencies and
    corporations               19,310        32.7           1,331        4.0
  Obligations of states and
    political subdivisions          0          --              90        0.3
  Other securities                443         0.8             443        1.3
                              -------       -----         -------      -----
Total carrying value of
 securities                   $58,974       100.0%        $33,305      100.0%
                              =======       =====         =======      =====
Total market value of
 securities                   $59,033                     $32,991
                              =======                     =======

     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at September 30, 1995. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion.

                                                                     Estimated    Weighted
Type and Maturity Grouping            Principal         Carrying     Fair         Average
at September 30, 1995                 Amount            Value        Value        Yield
--------------------------            ---------         --------     ---------    --------
                                          (Dollars in thousands)
U.S. Treasury securities:
 Within one year                      $18,250           $18,254      $18,233      5.26%
  After one but within five years      21,000            20,967       21,016      5.91
                                      -------           -------      -------      ----
   Total U.S. Treasury securities      39,250            39,221       39,249      5.61
                                      -------           -------      -------      ----
Obligations of other U.S. Government
 agencies and corporations:
 Within one year                        1,125             1,127        1,130      8.24
 After one but within five years       18,154            18,183       18,211      6.67
                                      -------           -------      -------      ----
   Total obligations of other U.S.
    Government agencies and
    corporations                       19,279            19,310       19,341      6.78
                                      -------           -------      -------      ----
Other securities:
 Within one year                            0                 0            0      0.00
 After one but within five years          443               443          443      3.59
                                      -------           -------      -------      ----
   Total other securities                 443               443          443      3.59
                                      -------           -------      -------      ----
      Total securities                $58,972           $58,974      $59,033      5.97%
                                      =======           =======      =======      ====

Loan Portfolio

     Total loans, net of unearned income, increased $1,253,000, or 1.5%, from $81,306,000 at December 31, 1994, to $82,559,000 at
September 30, 1995. The increase during the first nine months of 1995 was primarily a result of increases in the Banks' commercial and industrial loans.

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

     Due to diminished loan demand in most areas, during the second quarter of 1992, First State, N.A., Odessa instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. Under this program, a dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower secured by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. During the second quarter of 1993, First State, N.A., Abilene began a similar indirect installment loan program. At September 30, 1995, the Company had approximately $32,013,000, net of unearned income, of this type of loan outstanding.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                     September 30,    December 31,
                                     1995             1994
                                     -------------    ------------
                                             (In thousands)
Loans to individuals                 $43,005          $43,113
Real estate loans                     22,482           22,760
Commercial and industrial loans       18,248           16,702
Other loans                            2,647            2,943
                                     -------          -------
    Total loans                       86,382           85,518
Less unearned income                   3,823            4,212
                                     -------          -------
    Loans, net of unearned income    $82,559          $81,306
                                     =======          =======

     Loan concentrations are considered to exist when there are material amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at September 30, 1995, except for those described in the above table. The Banks had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at September 30, 1995.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at September 30, 1995. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                             One to   Over     Total
                                  One Year   Five     Five     Carrying
                                  and Less   Years    Years    Value
                                  --------   ------   -----    --------
                                          (In thousands)
Real estate loans                 $ 2,021    $15,231  $5,230   $22,482
Commercial and industrial loans     9,610      6,620   2,018    18,248
Other loans                         1,513        552     582     2,647
                                  -------    -------  ------   -------
    Total loans                   $13,144    $22,403  $7,830   $43,377
                                  =======    =======  ======   =======
With fixed interest rates         $ 5,378    $15,053  $3,052   $23,483
With variable interest rates        7,766      7,350   4,778    19,894
                                  -------    -------  ------   -------
    Total loans                   $13,144    $22,403  $7,830   $43,377
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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $765,000, or 0.93% of loans, net of unearned income, at September 30, 1995, compared to $817,000, or 1.00% of loans, net of unearned income, at December 31, 1994.

     Credit and loan decisions are made by management and the board of directors of each Bank in conformity with loan policies established by the board of directors of the Company. It is the practice of the Company to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, when the loan is classified as a loss by regulatory examiners or for other reasons. The Company charged off $127,000 and $275,000 in loans during the third quarter and first nine months of 1995, respectively. Recoveries during the third quarter and first nine months of 1995 were $17,000 and $82,000, respectively.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and nine month periods ended September 30, 1995 and 1994.

                                                                  Nine-month
                                         Quarter Ended            Period Ended
                                         September 30,            September 30,
                                       ------------------       ------------------
                                       1995          1994       1995          1994
                                       ----          ----       ----          ----
                                             (Dollars in thousands)
Analysis of allowance for
  possible loan losses:
Balance, beginning of period           $   803       $   788    $   817       $   896
  Provision for loan losses                 69            40        141            92
                                       -------       -------    -------       -------
                                           872           828        958           988
                                       -------       -------    -------       -------
Loans charged off:
  Loans to individuals                      98            42        221           101
  Real estate loans                         19             0         47            95
  Commercial and industrial loans            7             3          7            30
  Other loans                                0            56          0            77
                                       -------       -------    -------       -------
    Total charge-offs                      124           101        275           303
                                       -------       -------    -------       -------
Recoveries of loans previously
 charged off:
  Loans to individuals                      10            22         33            36
  Real estate loans                          1             0          1             0
  Commercial and industrial loans            2            16         39            38
  Other loans                                4             4          9            10
                                       -------       -------    -------       -------
    Total recoveries                        17            42         82            84
                                       -------       -------    -------       -------
     Net loans charged off                 107            59        193           219
                                       -------       -------    -------       -------
  Balance, end of period               $   765       $   769    $   765       $   769
                                       =======       =======    =======       =======
Average loans outstanding,
  net of unearned income               $82,405       $75,825    $82,737       $72,888
                                       =======       =======    =======       =======
Ratio of net loan charge-offs
  to average loans outstanding,
  net of unearned income (annualized)     0.52%         0.31%      0.31%         0.40%
Ratio of allowance for possible
  loan losses to total loans,
  net of unearned income, at
  end of period                           0.93%         0.99%      0.93%         0.99%

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at September 30, 1995, and December 31, 1994.

                                                     September 30, 1995         December 31, 1994
                                                     ------------------------   ------------------------
                                                     Amount     Percent of      Amount     Percent of
                                                     of         Loans by        of         Loans by
                                                     Allowance  Category        Allowance  Category
                                                     Allocated  to Loans,       Allocated  to Loans,
                                                     to         Net of Un-      to         Net of Un-
                                                     Category   earned Income   Category   earned Income
                                                     ---------  -------------   ---------  -------------
                                                            (Dollars in thousands)
Loans to individuals                                 $148        47.5%          $207        47.8%
Real estate loans                                     194        27.2            165        28.0
Commercial and industrial loans                       116        22.1            122        20.5
Other loans                                            66         3.2             68         3.7
                                                     ----       -----           ----       -----
  Total allocated                                     524       100.0%           562       100.0%
                                                                =====                      =====
  Unallocated                                         241                        255
                                                     ----                       ----
  Total allowance for possible loan losses           $765                       $817
                                                     ====                       ====

Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Banks maintain an internally classified loan list that, along with the list of nonperforming assets discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At September 30, 1995, substandard loans totaled $1,866,000, of which $187,000 were loans
designated as nonaccrual or 90 days past due.   There were no loans
classified as doubtful or loss at September 30, 1995.

     In addition to the internally classified and nonperforming loans, each Bank also has a "watch list" of loans that further assists each Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful), but do have weakened elements as compared with those of a satisfactory credit. The Banks review these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at September 30, 1995, are current and paying in accordance with loan terms. At September 30, 1995, watch list loans totaled $2,055,000 (including $181,000 of loans guaranteed by U.S. governmental agencies). At such date, $82,000 of loans not classified and not on the watch list were designated as 90 days past due or restructured. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and real estate and other repossessed assets at September 30, 1995, and December 31, 1994.

                                       September 30,     December 31,
                                       1995              1994
                                       -------------     ------------
                                               (In thousands)
Nonaccrual loans                       $178              $ 48
Accruing loans contractually
  past due over 90 days                  22                26
Restructured loans                       69                80
Real estate and other repossessed
  assets                                446               631
                                       ----              ----
  Total nonperforming assets           $715              $785
                                       ====              ====

     The gross interest income that would have been recorded during the third quarter and first nine months of 1995 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $4,000 and $13,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the third quarter and first nine months of 1995.

     A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the loan categories set forth in the preceding table. The Company does not believe it has any potential problem loans other than those reported in the preceding table.

Real Estate and Other Repossessed Assets

     Real estate and other repossessed assets consists of real property and other assets unrelated to banking premises or facilities. Income derived from this real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At September 30, 1995, and December 31, 1994, real estate and other repossessed assets had an aggregate book value of $446,000 and $631,000, respectively. Real estate and other repossessed assets decreased $185,000, or 29.3%, during the first nine months of 1995, partially due to the reclassification from in-substance repossession at December 31, 1994, to nonperforming (nonaccrual) loans at September 30, 1995, of one loan in the amount of $125,000 as a result of the adoption by the Company on January 1, 1995, of FAS 114 and partially due to sales of several parcels of real estate. Of the September 30, 1995 balance, $245,000 represents twenty-three (23) repossessed automobiles, $43,000 represents unimproved lots in a residential subdivision, and $34,000 represents real estate and a commercial building. None of the remaining individual parcels of real estate or other repossessed assets are carried at more than $23,000.

Premises and Equipment

     Premises and equipment decreased $156,000, or 3.6%, during the first nine months of 1995, from $4,345,000 at December 31, 1994, to $4,189,000 at September 30, 1995. The decrease was due to depreciation recorded on the Company's premises and equipment during the first nine months of 1995.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on loans and securities, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $336,000, or 35.6%, from $945,000 at December 31, 1994, to $1,281,000 at September 30, 1995. The increase was a result of additional funds being invested in securities on which interest is collected semi-annually, at September 30, 1995, as opposed to federal funds sold on which interest is paid daily. Of the total balance at September 30, 1995, $749,000, or 58.5%, was interest accrued on securities and $532,000, or 41.5%, was interest accrued on loans. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1994, were $560,000, or 59.3%, and $385,000, or 40.7%, respectively.

Other Assets

     The most significant component of other assets at September 30, 1995, is a net deferred tax asset of $2,089,000. The balance of other assets increased $1,355,000, or 98.1% to $2,736,000 at September 30, 1995, from $1,381,000 at December 31, 1994, as a result of a $1,600,000 decrease in the Company's valuation allowance on its deferred tax asset which was partially offset by a $401,000 decrease in the gross deferred tax asset due to the utilization of a portion of the Company's net operating loss carryforwards.

Deposits

     The Banks' lending and investing activities are funded almost entirely by core deposits, 51.8% of which are demand, savings and money market deposits at September 30, 1995. Total deposits increased $12,230,000, or 8.4%, from $146,184,000 at December 31,
1994, to $158,414,000 at September 30, 1995. The increase is due to an increase in interest-bearing time deposits at the Banks, primarily as a result of an increase in the rates paid on such deposits. The Banks do not accept brokered deposits.

     The following table presents the average amounts of and the average rates paid on deposits of the Company for the quarters and nine-month periods ended September 30, 1995 and 1994:

                                       Quarter Ended September 30,                Nine-month Period Ended September 30,
                               --------------------------------------------   --------------------------------------------
                                      1995                     1994                  1995                      1994
                                      ----                     ----                  ----                      ----
                               Average     Average      Average     Average   Average     Average      Average     Average
                               Amount      Rate         Amount      Rate      Amount      Rate         Amount      Rate
                               -------     -------      -------     -------   -------     -------      -------     -------
                                                                  (Dollars in thousands)
Noninterest-bearing
 demand deposits               $ 28,264      --%        $ 29,099      --%     $ 28,866      --%        $ 30,628      --%
Interest-bearing demand,
 savings and money
 market deposits                 52,897    2.37           59,188    2.23        53,486    2.35           60,510    2.10
Time deposits of less
 than $100,000                   53,844    5.65           42,339    3.68        51,537    5.32           42,991    3.46
Time deposits of $100,000
 or more                         20,793    5.75           13,513    3.91        18,567    5.57           13,340    3.54
                               --------    ----         --------    ----      --------    ----
  Total deposits               $155,798    3.52%        $144,139    2.36%     $152,456    3.30%        $147,469    2.19%
                               ========    ====         ========    ====      ========    ====

     The maturity distribution of time deposits of $100,000 or more at September 30, 1995, is presented below.

                                          At September 30, 1995
                                          ---------------------
                                             (In thousands)
     3 months or less                           $ 6,081
     Over 3 through 6 months                      7,268
     Over 6 through 12 months                     4,352
     Over 12 months                               3,873
                                                -------
       Total time deposits of $100,000
        or more                                 $21,574
                                                =======


     The Banks experience limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At September 30, 1995, deposits of $100,000 or more represented approximately 12.4% of the Company's total assets, compared to 9.1% of total assets at December 31, 1994.

Notes Payable

     The Company's notes payable increased $144,000, or 15.5%, from $930,000 at December 31, 1994, to $1,074,000 at September 30, 1995.
The increase represents the additional
debt incurred as a result of the final settlement of certain litigation, which was partially offset by the regular quarterly principal payments made by the Company on the Term Note (as defined below) on January 15, April 15 and July 15, 1995, and a $100,000 principal payment made by the Company on the Acquisition Note
(as defined below) on August 30, 1995.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable increased $366,000, or 89.7%, from $408,000 at December 31, 1994, to
$774,000 at September 30, 1995. The increase was a result of an increase in the amount of outstanding certificates of deposit and the rising interest rate environment on certificates of deposit during the last year.

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities decreased $950,000, or 75.1%, from $1,265,000 at December 31, 1994, to $315,000 at September 30, 1995, as a result of the final settlement of certain litigation during the second quarter of 1995.
A total of $900,000 of the settlement amount had been accrued at December 31, 1994.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 64.5% at the 90-day interval, 59.5% at the 180-day interval and 53.1% at the 365-day interval at September 30, 1995. Currently, the Company is in a liability-sensitive position at the three intervals. During a rising interest rate environment, this position normally produces a lower net interest margin than in a falling interest rate environment. However, because the Company had

$52,874,000 of interest-bearing demand, savings and money market deposits at September 30, 1995, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease significantly in a rising interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio would have been 98.1% at the 365-day interval. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at September 30, 1995.

                                                                      Volumes
                                     Cumulative Volumes Subject to    Subject to
                                     Repricing Within                 Repricing
                                     90 Days   180 Days   365 Days    After 1 Year    Total
                                     -------   --------   --------    ------------    -----
                                                        (Dollars in thousands)
Interest-earning assets:
 Federal funds sold                  $ 13,750  $ 13,750   $ 13,750    $     0         $ 13,750
 Securities                             8,118    11,844     19,381     39,593           58,974
 Loans, net of unearned income         23,903    25,293     28,114     54,445           82,559
                                     --------  --------   --------    -------         --------
   Total interest-earning assets       45,771    50,887     61,245     94,038          155,283
                                     --------  --------   --------    -------         --------
Interest-bearing liabilities:
 Demand, savings and money market
   deposits                            52,874    52,874     52,874          0           52,874
 Time deposits                         17,361    31,950     61,570     14,765           76,335
 Notes payable                            727       728        840        234            1,074
                                     --------  --------   --------    -------         --------
   Total interest-bearing
    liabilities                        70,962    85,552    115,284     14,999          130,283
                                     --------  --------   --------    -------         --------
Rate-sensitivity gap(1)              $(25,191) $(34,665)  $(54,039)   $79,039         $ 25,000
                                     ========  ========   ========    =======         ========
Rate-sensitivity ratio(2)                64.5%     59.5%      53.1%
                                         ====      ====       ====

______________________________
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters and nine-month periods ended September 30, 1995 and 1994.

                                                         Quarter Ended             Nine-month Period
                                                         September 30,             Ended September 30,
                                                         -----------------         -------------------
                                                         1995         1994         1995           1994
                                                         ----         ----         ----           ----
Net income to:
  Average assets                                           0.74%       0.20%         0.66%         0.46%
  Average interest-earning assets                          0.81        0.23          0.72          0.51
  Average stockholders' equity                             9.47        2.77          9.06          6.64
Dividend payout (1) to:
  Net income                                               9.83       29.11         10.23          8.45
  Average stockholders' equity                             0.93        0.81          0.93          0.56
Average stockholders' equity to:
  Average total assets                                     7.81        7.25          7.32          6.95
  Average loans (2)                                       16.24       15.05         14.78         15.32
  Average total deposits                                   8.59        7.92          8.02          7.57
Average interest-earning assets to:
  Average total assets                                    91.49       90.00         91.62         90.05
  Average total deposits                                 100.64       98.42        100.44         98.11
  Average total liabilities                               99.24       97.03         98.85         96.78
Ratio to total average deposits of:
  Average loans (2)                                       52.89       52.63         54.27         49.43
  Average noninterest-bearing deposits                    18.14       20.20         18.93         20.77
  Average interest-bearing deposits                       81.86       79.80         81.07         79.23
Total interest expense to total interest income           45.95       34.92         43.71         33.30

_________________________
(1)  Dividends on Common Stock only.
(2)  Before allowance for possible loan losses.

Liquidity

The Banks

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Banks to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $6,658,000 and $7,031,000 during the third quarter and first nine months of 1995, respectively, and $7,580,000 and $8,231,000 during the third quarter and first nine months of 1994, respectively. These amounts comprised 3.9% and 4.2% of average total assets during the third quarter and the first nine months of 1995, respectively, and 4.8% and 5.1% of average total assets during the third quarter and first nine months of 1994, respectively. The average level of securities and federal funds sold was $74,387,000 and $70,396,000 during the third quarter and first nine months of 1995, respectively, and $65,964,000 and $71,783,000 during the third quarter and first nine months of 1994, respectively. An increasing amount of the Banks' available funds have been invested in loans, particularly loans to individuals, due to increased loan demand in the Company's market area.

     The Banks sold no securities during the quarters or nine-month periods ended September 30, 1995 and 1994. At September 30, 1995, $19,381,000, or 32.9%, of the Company's securities portfolio matured within one year and $39,593,000, or 67.1%, matured after one but within five years. The Banks' commercial lending activities are concentrated in loans with maturities of less than five years and with adjustable interest rates, while their installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Banks' experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At September 30, 1995, approximately $28,114,000, or 34.1%, of the Company's total loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately, $25,272,000, or 58.3% of the Company's commercial type loans matured within one year and/or had adjustable interest rates.
See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the third quarter and first nine months of 1995, the Company's average deposits were $155,798,000 and $152,456,000, respectively, or 90.9% and 91.2% of average total assets, respectively, compared to $144,072,000 and $147,454,000, or 91.4% and 91.8% of average total assets during the third quarter and first nine months of 1994, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Banks. See "Analysis of Financial Condition - Deposits" above.

     The level of nonperforming assets has squeezed interest margins and has resulted in noninterest expenses from net operating costs and write-downs associated with nonperforming assets, although the level of such nonperforming assets has been decreasing over the past two years. In order to improve liquidity, the Banks have implemented various cost-cutting and revenue-generating measures and have extended efforts to reduce nonperforming assets.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Banks to Independent Financial during the third quarter and first nine months of 1995 were $300,000 and $500,000, respectively. Dividends paid by Independent Financial to the Company during the same time periods were $305,000 and $705,000, respectively.
Dividends paid by the Banks to Independent Financial during the third quarter and the first nine months of 1994 were $250,000 and $450,000, respectively; in turn, Independent Financial paid dividends to the Company totaling $300,000 and $450,000 during the same time periods. At September 30, 1995, there were approximately $1,022,000 in dividends available for payment to Independent Financial by the Banks without regulatory approval.

     The payment of current tax liabilities generated by the Banks and management and service fees constituted 36% and 8%, respectively, of the Company's cash flow during the third quarter of 1995. These percentages were 39% and 7%, respectively, for the first nine months of 1995.

     Pursuant to a tax-sharing agreement, the Company's subsidiaries pay to the Company an amount equal to their individual tax liabilities on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Banks to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that certain Banks incur losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $210,000 and $729,000 were paid by the Banks to the Company during the third quarter and first nine months of 1995, respectively, compared to a total of $188,000 and $505,000 during the third quarter and first nine months of 1994, respectively.

     The Banks pay management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the subsidiaries' board meetings, audit and loan review services and related expenses. The Banks paid a total of $47,000 and $134,000 in management fees to the Company during the third quarter and first nine months of 1995, respectively, compared to $44,000 and $113,000 paid by the Banks during the third quarter and first nine months of 1994, respectively. The Company's fees must be reasonable in relation to the management services rendered, and each Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

     The Company has a promissory note with the Amarillo Bank (the "Term Note") that matures April 15, 1996. The balance of the Term Note at September 30, 1995, was $526,000. Payments of principal and interest, which are due quarterly on January 15, April 15, July 15 and October 15, are based on a seven-year amortization. The Company has a second note with the Amarillo Bank, which was used for the acquisition of Winters State (the "Acquisition Note"). The Acquisition Note, which had an original principal balance of $450,000, matured on August 30, 1994. The Company paid the Amarillo Bank $150,000, and the maturity date was extended to August 30, 1997. The Acquisition Note had a balance of $200,000 at September 30, 1995. Principal payments of $100,000 are due annually, beginning August 30, 1995. Interest payments are due quarterly on February 28, May 30, August 30 and November 30. These notes bear interest at the Amarillo Bank's floating base rate plus 1% (9.75% at September 30, 1995) and are secured by 100% of the stock of First State, N.A., Abilene and First State, N.A., Odessa.

     The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person, to make certain investments, to purchase or sell assets and to pay cash dividends on the Common Stock if the indebtedness due to the Amarillo Bank is $1,000,000 or greater. The loan agreement also requires the Company and the Banks to meet certain financial ratios. The Company and the Banks were in compliance with all of these ratios at September 30, 1995, and have been in compliance with these ratios since the inception of the loan agreement.

Capital Resources

     At September 30, 1995, stockholders' equity totaled $13,488,000, or 7.7% of total assets, compared to $11,073,000, or 6.9% of total assets, at December 31, 1994.

     Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2) of at least 8%, of risk-weighted assets. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interests in unconsolidated subsidiaries, reduced by goodwill and net deferred tax assets in excess of regulatory capital limits. Tier 2 capital may be comprised of certain other preferred stock, qualifying debt instruments and all or a part of the allowance for possible loan losses.

     Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Banks' risk-based capital ratios and leverage ratios to the minimum regulatory requirements at September 30, 1995.

  The Company                                                September 30, 1995

  -----------                                                ------------------
                                                               (In thousands)
  Tier 1 capital:
    Common stockholders' equity, excluding unrealized
     gain on available-for-sale securities                   $ 12,768
    Preferred stockholders' equity (1)                            696
    Net deferred tax asset in excess of regulatory
     capital limits (2)                                          (359)
                                                             --------
      Total Tier 1 capital                                     13,105
                                                             --------
  Tier 2 capital:
    Allowance for possible loan losses (3)                        765
                                                             --------
      Total Tier 2 capital                                        765
                                                             --------
        Total capital                                        $ 13,870
                                                             ========
  Risk-weighted assets                                       $ 87,585
                                                             ========
  Adjusted quarterly average assets                          $172,162
                                                             ========

                                                          Minimum         Actual
                                                          Regulatory      Ratios for
The Company                                               Requirement(4)  September 30, 1995
-----------                                               --------------  ------------------
Tier 1 capital to risk-weighted assets ratio              4.00%           14.96%
Total capital to risk-weighted assets ratio               8.00            15.84
Leverage ratio                                            3.00             7.61

The Banks
---------
Tier 1 capital to risk-weighted assets ratio              4.00%           12.10 - 16.45%
Total capital to risk-weighted assets ratio               8.00            12.90 - 17.40
Leverage ratio                                            3.00             7.23 -  7.65

___________________________
(1) Limited to 25% of total Tier 1 capital, with the remainder, if any, qualifying as Tier 2 capital.
(2) The amount of the net deferred tax asset in excess of the lesser of (i) 10% of Tier 1 capital or (ii) the amount of the tax benefit from utilization of net operating loss carryforwards expected to be realized within one year.
(3)  Limited to 1.25% of risk-weighted assets.
(4)  For top rated banking organizations.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The new law also required each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Banks were all "well capitalized" at September 30, 1995.

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

     The Company began paying quarterly cash dividends of $0.03 per share on its Common Stock during the second quarter of 1994. Cash dividends were also paid during the third and fourth quarters of 1994 and the first three quarters of 1995. The Company also paid a 33-1/3% stock dividend on May 31, 1995, to stockholders of record on May 10, 1995. Subsequent to September 30, 1995, the Company declared a $0.03 per share cash dividend payable to stockholders of record on November 15, 1995. The cash dividend is payable on November 30, 1995.

     First State, N.A., Abilene has entered into an agreement to acquire Peoples National Bank, Winters, Texas in a cash transaction that First State, N.A., Abilene plans to fund from internal sources.
An application for such acquisition was filed with the Office of the Comptroller of the Currency on September 29, 1995, and the OCC approved the application on November 6, 1995. Consummation of the acquisition is subject to certain other regulatory approvals. If all remaining approvals are received, the transaction would be consummated either on December 31, 1995, or during the first quarter of 1996. At September
30, 1995, Peoples National Bank had total assets of $6,687,000, total loans, net of unearned income, of $3,642,000, total deposits of $5,903,000 and stockholders' equity of $689,000. First State, N.A., Abilene currently operates an existing branch facility in Winters. By combining the two locations in Winters, the Company anticipates that it will be able to achieve economies of scale in various areas.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          4.1  Restated Articles of Incorporation of the Company
(Exhibit 3.1)*

          4.2  Bylaws of the Company (Exhibit 3.2)*

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None


______________________
* Incorporated herein by reference to the exhibit shown in parenthesis filed as an exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 1994.

                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  November 14, 1995 Independent Bankshares, Inc.
                         (Registrant)



                         By:    Randal N. Crosswhite
                            Randal N. Crosswhite
                            Senior Vice President and
                            Chief Financial Officer