Form 10-K405
period 1995-12-31
INDEPENDENT BANKSHARES INC
filed 1996-03-29
CIK 318870

=================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                    ______________________________

                               FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended:  December 31, 1995

                                  or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ______________ to ______________

                    Commission File Number: 0-10196

                     INDEPENDENT BANKSHARES, INC.
        (Exact Name of Registrant as Specified in its Charter)

           Texas                               75-1717279
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification No.)

           547 Chestnut Street
             Abilene, Texas                       79602
(Address of Principal Executive Offices)        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (915) 677-5550

      Securities Registered Pursuant to Section 12(b) of the Act:
                Common Stock, par value $0.25 per share

      Securities Registered Pursuant to Section 12(g) of the Act:
                                 None
                    ______________________________

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.                     Yes  [X]     No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                [X]

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the market value of such stock on December 31, 1995, was $7,426,000. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant. At March 18, 1996, 1,050,292 shares of the Registrant's common stock, $0.25 par value per share, were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

(1)   Annual Report to Shareholders for the fiscal year ended
      December 31, 1995, furnished to the Commission pursuant to Rule 14a-3(b) - Part II and Part IV.

(2) Definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Annual
      Meeting of Shareholders to be held April 30, 1996 - Part III.

=================================================================

                                PART I

ITEM 1.    BUSINESS

General

      Independent Bankshares, Inc., a Texas corporation (the "Company"), is a multi-bank holding company that, at December 31, 1995, owned 100% of Independent Financial Corp. ("Independent Financial"), which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas ("First State, N.A., Abilene") and First State Bank, National Association, Odessa, Texas ("First State, N.A., Odessa"). First State, N.A., Abilene and First State, N.A., Odessa are collectively referred to as the "Banks."

      Effective November 1, 1994, two of the Company's then existing subsidiary banks, The First National Bank in Stamford, Stamford, Texas ("First National"), and The Winters State Bank, Winters, Texas ("Winters State"), were merged with and into First State, N.A. Abilene. As a result of the merger, the offices of First National and Winters State became branches of First State, N.A. Abilene. Additionally, First State, N.A., Abilene has two separate branch office locations in Abilene, Texas. First State, N.A. Odessa has two branches in Odessa, Texas.

      The Company's primary activities are to assist the Banks in the management and coordination of their financial resources and to provide capital, business development, long range planning and public relations for the Banks. Each of the Banks operates under the day-to-day management of its own officers and board of directors and formulates its own policies with respect to banking matters.

      At December 31, 1995, the Company had, on a consolidated basis, total assets of $180,344,000, total deposits of $164,704,000, total loans, net of unearned income, of $81,927,000 and total stockholders' equity of $13,818,000.

The Banks

      The Company conducts substantially all of its business through the Banks, both of which are located in the West Texas area. Each of the Banks is an established franchise with a significant presence in their respective service areas. First State, N.A., Abilene was chartered in 1982 and was the third largest commercial bank headquartered in Abilene, Texas, in terms of total assets at December 31, 1995. First State, N.A., Odessa was chartered in 1983 and was the fourth largest commercial bank headquartered in Odessa, Texas, in terms of total assets at December 31, 1995. The deposits of the Banks are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent provided by law.

      The following table sets forth certain selected information with respect to the Banks at December 31, 1995:


                              Total          Total          Total          Stockholder's
Name of Bank                  Assets         Deposits       Loans(1)       Equity
- ------------                  ------         --------       --------       -------------
First State, N.A., Abilene    $119,255,000   $110,120,000   $48,571,000    $8,370,000

First State, N.A., Odessa       59,475,000     54,817,000    33,356,000     4,443,000

_________________________


(1)   Net of unearned income.


Although each Bank operates under the management of its own directors and officers, the Banks participate as a group in providing various financial services and extensions of credit, which increases the ability of each Bank to provide such services to customers who might otherwise be required to seek banking services from larger banks. The principal services provided by the Banks are as follows:

<page

      Commercial Services. The Banks provide a full range of banking services for their commercial customers. Commercial lending activities include short-term and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing and interim real estate lending. Other services include cash management programs and federal tax depository and night depository services.

      Consumer Services. The Banks also provide a wide range of consumer banking services, including checking, savings and money market accounts, savings programs and installment and personal loans. The Banks make automobile and other installment loans directly to customers, as well as indirectly through automobile dealers. The Banks make home improvement and real estate loans and provide safe deposit services. As a result of sharing arrangements with the Pulse automated teller machine system network, the Banks provide 24-hour routine banking services through automated teller machines ("ATMs"). The Pulse network provides ATM accessibility throughout the United States.

      Trust Services. First State, N.A., Odessa provides trust and agency services to individuals, partnerships and corporations from both its offices in Odessa and First State, N.A., Abilene's offices in Abilene. The trust division also provides investment management, administration and advisory services for agency and trust accounts, and acts as trustee for pension and profit sharing plans.

Acquisition of Subsidiary Banks

      Winters State. In 1990, the Banks foreclosed on shares of Winters State stock that secured a loan and acquired a 28.2% interest in Winters State. During the third quarter of 1993, the Company acquired this interest from the Banks and purchased $450,000 of stock in an offering made by Winters State. As a result of these transactions, the Company acquired control and increased its ownership of Winters State from 28.2% to 94.3%. The Company's equity in the net book value of Winters State was $1,077,000 at August 31, 1993, the date of acquisition. The acquisition was accounted for under the purchase method of accounting and the assets and liabilities of Winters State were recorded at their estimated fair value. Subsequent to the date of acquisition, the Company purchased the remaining minority interests in Winters State, and Winters State became a branch of First State, N.A., Abilene.

      Peoples National. First State, N.A., Abilene completed the acquisition of Peoples National Bank, Winters, Texas ("Peoples National") effective January 1, 1996, and Peoples National became part of the Winters branch of First State, N.A., Abilene. At December 31, 1995, Peoples National had total assets of $5,505,000, total loans, net of unearned income, of $2,767,000, total deposits of $4,958,000 and stockholders' equity of $525,000. These amounts are not included in the Consolidated Balance Sheet for the Company at December 31, 1995.

      San Angelo Branch. On March 4, 1996, First State, N.A., Abilene entered into an agreement to assume the deposits and certain other liabilities and to purchase the loans and certain other assets of the San Angelo branch of Coastal Banc ssb ("Coastal Banc") in a cash transaction. At December 31, 1995, this branch of Coastal Banc had approximately $16,097,000 in total deposits and $136,000 in total loans. Consummation of the purchase and assumption is subject to certain regulatory approvals and other conditions. If approved, the transaction would probably be consummated during the third quarter of 1996, at which time this branch would become a branch of First State, N.A., Abilene.

Other Subsidiaries

      At the present time, the Company does not have any subsidiaries other than Independent Financial and the Banks.

Supervision and Regulation

      References in this report to applicable statutes, regulations and policies are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes, regulations and policies.

The Company

      General

      The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Federal law subjects bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies.

      Scope of Permissible Activities

      "Closely Related" to Banking. The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its banking subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies and providing certain securities brokerage services. In approving acquisitions by the Company of entities engaged in banking-related activities, the Federal Reserve Board would consider a number of factors, including the expected benefits to the public, such as greater convenience and increased competition or gains in efficiency, which would be weighed against the risk of potential negative effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board may also differentiate between activities commenced de novo and activities commenced through the acquisition of a going concern. The Company has no current plans to form or acquire any non-banking subsidiaries.

      Securities Activities. The Federal Reserve Board has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds, commercial paper, consumer-receivable-related securities and one-to-four family mortgage-backed securities), provided that the subsidiaries would not be "principally engaged" in such activities for purposes of
Section 20 of the Glass-Steagall Act. In very limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities. Bills have been introduced in both the U.S. Senate and House of Representatives that could, if enacted, remove many of the restraints imposed by the Glass-Steagall Act.

      Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe or unsound banking practices.
For example, the Federal Reserve Board's Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it would constitute an unsafe or unsound practice or would violate any law or regulation. Additionally, a holding company may not impair the financial soundness of a subsidiary bank by causing it to make funds available to nonbanking subsidiaries or their customers when such a transaction would not be prudent. The Federal Reserve Board may exercise several administrative remedies including cease-and-desist powers over parent holding companies and nonbanking subsidiaries when the actions of such companies would constitute a serious threat to the safety, soundness or stability of a subsidiary bank.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantee against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other appropriate action as determined by the ordering agency.

      FIRREA increased the amount of civil money penalties that the Federal Reserve Board may assess for certain activities conducted on a knowing and reckless basis, if those activities cause a substantial loss to a depository institution. The penalties may reach as much as $1,000,000 per day. FIRREA also expanded the scope of individuals and entities or "institution-affiliated parties" against which such penalties may be assessed. In addition, FIRREA contains a "cross-guarantee" provision that makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred, or reasonably anticipated to be incurred, in connection with the failure of an affiliated insured depository institution. The FDIC must present its claim within two years of incurring such loss and may require either immediate or installment payments.

      Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a holding company or its affiliates.

      Annual Reporting; Examination

      The Company is required to file quarterly and annual reports with the Federal Reserve Bank of Dallas (the "Federal Reserve Bank") and such additional information as the Federal Reserve Bank may require pursuant to the BHCA. The Federal Reserve Bank may examine a bank holding company or any of its subsidiaries and charge the examined institution for the cost of such an examination. The Company is also subject to reporting and disclosure requirements under state and federal securities laws.

      Capital Adequacy Requirements

      Standards. The Federal Reserve Board monitors the capital adequacy of bank holding companies. The Federal Reserve Board has adopted a system using a combination of risk-based guidelines and leverage ratios to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, each category of assets is assigned a different risk weight, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define the capital components. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common stockholders' equity and qualifying perpetual noncumulative preferred stock and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain other preferred stock, as well as qualifying debt instruments and all or part of the allowance for possible loan losses.

      The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0% (of which at least 4.0% is required to be in the form of "Tier 1" capital elements). At December 31, 1995, the Company's ratios of "Tier 1" and total capital to risk-weighted assets were 15.23% and 16.08%, respectively. At such date, both ratios exceeded regulatory minimums.

      In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC have adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted quarterly average total assets. The leverage ratio adopted by the federal banking agencies requires a minimum 3.0% "Tier 1" capital to adjusted quarterly average total assets ratio for top regulatory-rated banking organizations. All other institutions are expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1995, was 7.65% and exceeded the regulatory minimum.

      Consequences of Capital Deficiencies. A bank holding company that fails to meet the applicable capital standards will be at a disadvantage. For example, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in institution by the Federal Reserve Board of appropriate supervisory or enforcement actions.

      Imposition of Liability for Undercapitalized Subsidiaries

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective at various times through January 1994. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by applicable regulators unless each company "having control of" the undercapitalized institution "guarantees" the subsidiary's compliance with the capital restoration plan until it becomes "adequately capitalized." The Company has control of the Banks for purposes of this statute.

      Under FDICIA, the aggregate liability of all companies controlling a particular institution is generally limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants greater powers to regulatory authorities in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan.
For example, a bank holding company controlling such an institution may be required to obtain prior Federal Reserve Board approval of proposed dividends or could be required to consent to a merger or to divest the troubled institution or other affiliates.

      Acquisitions by Bank Holding Companies

      Federal Reserve Board Approval. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve Board, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

      Interstate Acquisitions. Currently, the Federal Reserve Board will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisition. The Texas Banking Code permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas. However, Congress has enacted and the President has signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which permits, commencing one year after enactment, bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, except that states may establish the minimum age of their local banks subject to interstate acquisition by out-of-state bank holding companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

      Mergers of Banks and Thrifts. FDICIA eased restrictions on cross-industry mergers. Members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund are generally allowed to merge, assume each other's deposits, and transfer assets in exchange for an assumption of deposit liabilities. A formula applies to treat insurance assessments relating to acquired deposits as if they were still insured through the acquired institution's insurance fund. The transaction must be approved by the appropriate federal banking regulator. In considering such approval, the regulators take into account applicable capital requirements, certain interstate banking restrictions and other factors.

      Acquisitions of Troubled Institutions. The Competitive Equality Banking Act of 1987 ("CEBA") amended the Federal Deposit Insurance Act and certain other statutes to provide federal regulatory agencies with expanded authority to deal with troubled institutions. Among other things, CEBA expanded the ability of out-of-state holding companies to acquire certain financial institutions that are in danger of closing and permits the FDIC, in certain circumstances, to establish a "bridge bank" to assume the deposits or liabilities of one or more closed banks or to perform certain other functions.

The Banks

      General

      The Banks are national banking associations organized under the National Bank Act of 1864, as amended (the "National Bank Act"), and are subject to regulatory supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller"). Pursuant to such regulation, the Banks are subject to special restrictions, supervisory requirements and potential enforcement actions.

      Permissible Activities for National Banks

      National Bank Powers. The National Bank Act delineates the rights, privileges and powers of national banks and defines the activities in which national banks may engage. National banks are authorized to engage in the following: make, arrange, purchase or sell loans or extensions of credit secured by liens on interests in real estate; purchase, hold and convey real estate under certain conditions; offer certain trust services to the public; deal in investment securities in certain circumstances; and, more broadly, engage in the "business of banking" and activities that are "incidental" to banking. Specifically, the following are a few of the activities deemed incidental to the business of banking: the borrowing and lending of money; receiving deposits, including deposits of public funds; holding or selling stock or other property acquired in connection with security on a loan; discounting and negotiating evidences of debt; acting as guarantor, if the bank has a "substantial interest in the performance of the transaction"; issuing letters of credit to or on behalf of its customers; operating a safe deposit business; providing check guarantee plans; issuing credit cards; operating a loan production office; selling loans under repurchase agreements; selling money orders at offices other than bank branches; providing consulting services to banks; and verifying and collecting checks.

      In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of such depository institutions. Many of the statutory restrictions limit the participation of national banks in the securities and insurance product markets. These restrictions do not now affect the Banks, because the Banks are not presently involved in the types of transactions covered by the restrictions.

      Branching

      National banks may establish a branch anywhere in Texas provided that the branch is approved in advance by the Comptroller, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. Federal law places limitations on the ability of national banks, such as the Banks, to branch across state lines.

      Restrictions on Transactions With Affiliates

      Certain provisions of FDICIA applicable to the Banks enhance safeguards against insider abuse by recodifying current law restricting transactions among related parties. One set of restrictions is found in Section 23A of the Federal Reserve Act, which affects loans to and investments in "affiliates" of the Banks. The term "affiliates" include the Company and any of its subsidiaries. Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for such loans. In addition, Section 23A limits the amount of advances to third parties that are collateralized by the securities or obligations of the Company or its subsidiaries.

      Another set of restrictions is found in Section 23B of the Federal Reserve Act. Among other things, Section 23B requires that certain transactions between each Bank and its affiliates must be on terms substantially the same, or at least as favorable to the subject Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between a Bank and its affiliates must be on terms and under circumstances, including credit underwriting standards and procedures, that in good faith would be offered to or would apply to nonaffiliated companies. Each Bank is also subject to certain prohibitions against advertising that suggests that the Bank is responsible for the obligations of its affiliates.

      The restrictions on loans to insiders contained in the Federal Reserve Act and Regulation O now apply to all insured institutions and their subsidiaries and holding companies. The aggregate amount of an institution's loans to insiders is limited to the amount of its unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. Each Bank may pay, on behalf of any executive officer or director, an amount exceeding funds on deposit in that individual's personal account only if there is a written, preauthorized, interest-bearing extension of credit specifying a method of repayment and a written preauthorized transfer of funds from another account of the executive officer or director at that Bank. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

      Interest Rate Limits and Lending Regulations

      The Banks are subject to various state and federal statutes relating to the extension of credit and the making of loans. The maximum legal rate of interest that the Banks may charge on a loan depends on a variety of factors such as the type of borrower, purpose of the loan, amount of the loan and date the loan is made. There are several different state and federal statutes that set maximum legal rates of interest for various lending situations. If a loan qualifies under more than one statute, the lending institutions may charge the highest rate for which the loan is eligible.

      Loans made by banks located in Texas are subject to numerous other federal and state laws and regulations, including truth-in-lending statutes, the Texas Consumer Credit Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. These laws provide remedies to the borrower and penalties to the lender for failure of the lender to comply with such laws. The scope and requirements of these laws and regulations have expanded in recent years, and claims by borrowers under these laws and regulations may increase.

      Restrictions on Subsidiary Bank Dividends

      Dividends payable by the Banks to Independent Financial are restricted under the National Bank Act. The Banks' ability to pay dividends is further restricted by the requirement that they maintain adequate levels of capital in accordance with capital adequacy guidelines promulgated from time to time by the Comptroller. See "ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Dividend Policy." Moreover, the prompt corrective provisions of FDICIA and implementing regulations prohibit a bank from paying a dividend if, following the payment, the bank would be in any of the three capital categories for undercapitalized institutions. See "Capital Adequacy Requirements" below.

      Examinations

      The Comptroller periodically examines and evaluates national banks. Based upon such evaluations, the Comptroller may revalue certain assets of an institution and require that it establish specific reserves to compensate for the difference between the regulatory-determined value and the book value of such assets. The Comptroller is authorized to assess the institution an annual fee based upon deposits for, among other things, the costs of conducting the examinations.

      Capital Adequacy Requirements

      FDICIA, among other things, substantially revised existing statutory capital standards, restricted certain powers of state banks, gave regulators the authority to limit officer and director compensation and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized," as defined by regulations adopted by the Federal Reserve Board, the FDIC and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to the greater of 2% of total tangible assets or 65% of the minimum leverage ratio to be prescribed by regulation. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. At December 31, 1995, each of the Banks was well capitalized.

      Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

      Corrective Measures for Capital Deficiencies

      FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to capital-deficient institutions with the overall goal to reduce losses to the depository insurance fund. In addition to requiring the submission of a capital restoration plan (as discussed above), FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

      As an institution's capital decreases, the FDIC's powers and scrutiny become greater. A significantly under-capitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. Under proposed regulations, an institution will be considered critically undercapitalized if its tangible equity to assets ratio falls below 2%. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

      Real Estate Lending Evaluations and Appraisal Requirements

      FDICIA required the federal banking regulators to adopt uniform standards for evaluations by the regulators of loans collateralized by real estate or made to finance improvements to real estate. In formulating the standards, the banking agencies were required to take into consideration the risk posed to the insurance funds by real estate loans, the need for safe and sound operation of insured depository institutions and the availability of credit. FDICIA also prohibits the regulators from adversely evaluating a real estate loan or investment solely on the grounds that the investment involves commercial, residential or industrial property, unless the safety and soundness of an institution may be affected.

      The federal agencies adopted a number of regulatory standards with regard to real estate lending. These standards require banking institutions to establish and maintain written internal real estate lending policies. These policies must not only be consistent with safe and sound banking practices, but must also be appropriate to the size of the institution and the nature and scope of its operations. The policies must establish loan portfolio diversification standards, prudent underwriting standards, including clear and measurable loan-to-value limits (although such limits should not exceed specific supervisory limits), loan administration procedures and comprehensive documentation, approval and reporting requirements to ensure compliance with these policies. Additionally, the institution's policies must be reviewed and approved by that institution's Board of Directors on at least an annual basis and such policies must be continually monitored by the institutions to ensure compatibility with current market conditions. In addition, banks are required to secure appraisals for real estate-collateralized loans with a transaction value of $250,000 or more.

      Deposit Insurance Assessments

      FDICIA required the FDIC to establish a risk-based deposit insurance premium schedule. The risk-based assessment system is used to calculate a depository institution's semi-annual deposit insurance assessment based upon the designated reserve ratio for the deposit insurance fund and the probability and extent to which the deposit insurance fund will incur a loss with respect to this institution. In addition, the FDIC can impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank and BIF member banks.

      On September 15, 1992, the FDIC issued a rule revising its assessment regulations from the existing flat-rate system for deposit insurance assessments (or "premiums") to a new, risk-based assessment system. This system became effective for the assessment period beginning January 1, 1993. Under this system, each depository institution will be placed in one of nine assessment categories based on certain capital and supervisory measures. Institutions assigned to higher-risk categories -- that is, institutions that pose a greater risk of loss to their respective deposit insurance funds -- pay assessments at higher rates than would institutions that pose a lower risk. The Banks were assessed a weighted average premium of $0.1073 per $100 of deposits for the year ended December 31, 1995.

      Community Reinvestment Act

      The Community Reinvestment Act of 1977 ("CRA") and the regulations issued by the Comptroller to implement that law are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The bank regulatory agencies in 1995 adopted final regulations implementing the CRA. These regulations affect extensive changes to the existing procedures for determining compliance with the CRA and the full effect of these new regulations cannot be determined at this time.

      Instability of Regulatory Structure

      Other legislative and regulatory proposals regarding changes in banking, and regulations of banks, thrifts and other financial institutions, are being considered by the executive branch of the federal government, Congress and various state governments, including Texas. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict accurately whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Company or the Banks.

      Expanding Enforcement Authority

      One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and other holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The regulatory agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

      Effect on Economic Environment

      The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, control of borrowings at the "discount window," changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot predict the nature of future monetary policies and the effect of such policies on the business and earnings of the Company and the Banks.

Employees

      At March 18, 1996, the Company and the Banks had 97 full-time equivalent employees. Employees are provided with employee benefits, such as an employee stock ownership/401(k) plan and life, health and long-term disability insurance plans. The Company considers the relationship of the Banks with their employees to be excellent.

Competition

      The activities in which the Company and the Banks engage are highly competitive. Each activity engaged in and the geographic market served involves competition with other banks and savings and loan associations as well as with nonbanking financial institutions and nonfinancial enterprises. In Texas, savings and loan associations and banks are allowed to establish statewide branch offices. The Banks actively compete with other banks in their efforts to obtain deposits and make loans, in the scope and type of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking. In addition to competing with other commercial banks within and without their primary service areas, the Banks compete with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds. The Banks also compete with suppliers of equipment in providing equipment financing.


ITEM 2.    PROPERTIES

      At December 31, 1995, the Company occupied approximately 600 square feet of space for its corporate offices at 547 Chestnut Street, Abilene, Texas. The Central Branch of First State, N.A., Abilene occupies approximately 8,000 square feet at this same facility. The following table sets forth, at December 31, 1995, certain information with respect to the banking premises owned or leased by the Company and the Banks. The Company considers such premises adequate for its needs and the needs of the Banks.


                         Approximate
Location                 Square Footage      Ownership and Occupancy
- --------                 --------------      -----------------------
Abilene, Texas            8,600              Owned by First State, N.A.,
                                             Abilene and occupied by the
                                             Central Branch of First State,
                                             N.A., Abilene and the Company

Abilene, Texas            3,500              Owned and occupied by the Wylie
                                             Branch of First State, N.A.,
                                             Abilene

Stamford, Texas          14,000              Owned and occupied by the
                                             Stamford Branch of First State,
                                             N.A., Abilene

Winters, Texas            9,500              Owned and occupied by the
                                             Winters Branch of First State,
                                             N.A., Abilene

Odessa, Texas            62,400(1)           Owned, occupied and leased by
                                             the Main Bank of First State,
                                             N.A., Odessa

Odessa, Texas             2,400              Leased and occupied by the
                                             Winwood Branch of First State,
                                             N.A., Odessa
_________________________


(1) First State, N.A., Odessa occupies approximately 20,400 square feet, leases 32,900 square feet and is attempting to lease the remaining 9,100 square feet.


      The Banks own or lease certain additional tracts of land for parking, drive-in facilities and for future expansion or construction of new premises. Aggregate annual rentals of the Company and the Banks for all leased premises during the year ended December 31, 1995, were $46,000. This amount represents rentals paid for the lease of land by the Wylie Branch of First State, N.A., Abilene and of banking premises by the Winwood Branch of First State, N.A., Odessa.


ITEM 3.    LEGAL PROCEEDINGS

      1. In Jon F. Bergstrom, et. al. v. First United Trust Company, et. al. and Morton J Adels, et. al. v. The First State Bank of Abilene, et. al., Civil Action No. H-87-2757 (Consolidated with Civil Action No. H-88-764) brought in the United States District Court for the Southern District of Texas (Houston Division,), the plaintiffs asserted various causes of action which sought to impose liability on the Company and certain of the former officers and directors of First State Bank, N.A., Abilene as a result of the purchase of the stock of the failed bank, First State Bank of Saginaw. Each of the 25 plaintiffs sought actual damages in the amount of $55,000. The plaintiffs additionally claimed violations of the Racketeer Influenced and Corrupt Organizations Act (18 U.S.C. Section 1961 et. seq.) which imposes treble damages. The court in this case granted the Company's motion for summary judgment and on March 10, 1995, rendered a final judgment in favor of the defendants.

      2. Security State Bank, Big Spring, Texas, filed a lawsuit (Security State Bank, Big Spring, Texas v. First State Bank, N.A. d/b/a First State Bank of Wylie, N.A, Independent Bankshares, Inc. and Bryan Stephenson, Individually - Cause No. 42475-A) on April 2, 1991, in the 157th Judicial District Court of Taylor County, Texas, against First State, N.A., Abilene, the Company and its President, Bryan W. Stephenson, as a result of collection efforts regarding a loan that was participated to the plaintiff. First State, N.A., Abilene, released certain guarantors of the loan upon partial payment of their guaranties based, in part, upon information as to the value of the primary collateral, namely, the stock of First Comanche Bankshares, a bank holding company. Shortly after the foreclosure on First Comanche Bankshares stock, the Texas Department of Banking closed the bank subsidiary of First Comanche Bankshares. Security State Bank, Big Spring, as a participant in the loan, asserts that First State, N.A., Abilene negligently and/or fraudulently handled the loan participation. Security State Bank, Big Spring, has also asserted causes of action for tortious interference, breach of fiduciary duty, negligent misrepresentation and breach of contract. The plaintiff's interest in the loan participation was approximately $287,140 in principal amount. The Company is vigorously contesting all of the aforementioned claims and/or causes of action related to this litigation and considers the lawsuit to be without merit.

      3. First State, N.A., Abilene f/k/a First State Bank of Wylie, N.A. as successor in interest of The First State Bank of Abilene, a former bank subsidiary of the Company ("FSB Abilene") filed a lawsuit on April 22, 1992, against O. B. Stephens, Jr. (First State Bank, N.A. f/k/a First State Bank of Wylie, N.A. v. O.
B. Stephens, Jr., Cause No. 42849-A) in State District Court in Taylor County, Texas, on a promissory note in the approximate principal amount of $355,960, made by Mr. Stephens. First State, N.A., Abilene sought actual damages of $310,425 plus interest and attorneys' fees from Mr. Stephens. Although First State, N.A., Abilene is the current holder of the note, another bank owns a 45.5% participation interest in the loan and the underlying note.

      In connection with this lawsuit, Mr. Stephens has filed a general and specific denial and has asserted certain affirmative defenses and counterclaims including misrepresentation, fraud and bad faith. The plaintiff claims, among other things, that FSB-Abilene agreed to offset the amount owing under the promissory note with amounts allegedly due plaintiff under an offset agreement.
Mr. Stephens seeks actual damages in an amount not less than $1,000,000, punitive damages in amount not less than three times actual damages, prejudgment and post judgment interest and attorneys fees and costs.

      First State, N.A., Abilene is vigorously contesting the affirmative defenses and counterclaims asserted by Mr. Stephens and considers Mr. Stephens' affirmative defenses and counterclaims to be without merit. First State, N.A., Abilene has filed a motion for Partial Summary Judgment with regard to the various affirmative defenses and counterclaims made by Mr. Stephens. This case was originally set for trial in February 1996, but has been continued by the court upon a motion by Mr. Stephens.

      4. In 1985, a former subsidiary bank of the Company foreclosed on the stock of Texas Bank & Trust Company, Sweetwater, Texas ("TB&T-Sweetwater"), which became a repossessed asset of the former subsidiary. TB&T-Sweetwater subsequently failed, resulting in a legal action being brought in federal court against the thirteen TB&T-Sweetwater directors by the FDIC. In September 1993, nine former directors of TB&T-Sweetwater (the "Outside Directors") settled with the FDIC for an aggregate of $60,000. All the former directors of TB&T-Sweetwater requested that the Company reimburse them for their expenses and settlement costs incurred by them in their defense of the FDIC litigation. This request was based on their interpretation of certain indemnification provisions contained in the Company's Articles of Incorporation.

      In January 1994, the Company filed a declaratory judgment action in state district court to petition the court to rule on certain matters that would have precluded indemnification. Certain of the directors filed counterclaims against the Company asserting their right to be indemnified. A hearing occurred in July 1994, and the court issued an order in September 1994, denying the Company's petition and upholding the individuals' counterclaims.

      In December 1994, a settlement was entered into between the FDIC, one Outside Director and the three management directors of TB&T-Sweetwater who were also management directors of the Company (the "Inside Directors"), with the Inside Directors paying the FDIC a total of $450,000. As a result of the two settlements and indemnification requests, the Outside Directors claimed indemnification in the amount of approximately $467,000 and the Inside Directors claimed indemnification in the amount of approximately $900,000. In 1994, the Company accrued $900,000 for the potential reimbursement of the $1,367,000 in claims.

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

      The Company is involved in various other litigation proceedings incidental to the ordinary course of business. In the opinion of management, however, the ultimate liability, if any, resulting from such other litigation would not be material in relation to the Company's financial condition.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.


                                PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Market Information

      Since September 12, 1995, the Company's Common Stock has traded on the American Stock Exchange (the "AMEX") under the symbol "IBK." Prior to September 12, 1995, the Common Stock was quoted on Nasdaq's Small-Cap Market system under the symbol "IBKS." The following table sets forth the high and low sales prices from January 1, 1994, through March 18, 1996, for the Common Stock as reported by the AMEX and by Nasdaq Small-Cap Market, as the case may be, and the amount of dividends per share, adjusted for the 33-1/3% stock dividend paid to stockholders in May 1995. All quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                                            Cash
                                                            Dividends
                                        High      Low       Per Share
                                        -----     ---       ---------
     1994
     ----
     First Quarter                      $ 6-3/4   $ 6       $     0
     Second Quarter                       7-1/8     6-1/8    0.0225
     Third Quarter                        7-1/8     6-3/8    0.0225
     Fourth Quarter                       6-3/4     5-3/4    0.0225

     1995

     ----
     First Quarter                        6         5-1/4    0.0225
     Second Quarter                       7-1/2     5-1/4    0.03
     Third Quarter                       11-1/4     7-1/4    0.03
     Fourth Quarter                      10-7/8    10-1/4    0.03

     1996
     ----
     First Quarter (through
      March 18, 1996)                   10-1/2      9-3/4    0.03


Shareholders

      According to the records of the Company's transfer agent, there were approximately 1,268 holders of record of the Common
Stock at December 31, 1995.

Dividend Policy

      The Company. Until 1994, the Company had not paid any cash dividends on its Common Stock since 1985. In May 1994, the Company reinstituted the payment of a $.03 per share cash dividend and has paid such cash dividend through February 1996. The Company's ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital in accordance with regulatory guidelines promulgated by the Federal Reserve Board.
See "ITEM 1.  BUSINESS - Supervision and Regulation - The Company
- - Capital Adequacy Requirements."

      The Company's loan agreement with the Amarillo Bank provides that the Company must obtain the prior written consent of the Amarillo Bank prior to paying cash dividends on the Common Stock if the indebtedness to the Amarillo Bank is $1,000,000 or more. Any future financing agreement may contain restrictions on dividends.

      Holders of the Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") are entitled to receive, if, as and when declared by the Company's Board of Directors, out of funds legally available therefor, in preference to the holders of Common Stock and any other stock ranking junior to the Series C Preferred Stock in respect of dividends, quarterly cumulative cash dividends at the annual rate of $4.20 per share. The aggregate annual dividend payment on the 16,436 shares of the Series C Preferred Stock outstanding at December 31, 1995, is approximately $69,000. If earnings and cash flow from ordinary operations of the Company are not sufficient to enable it to pay the full amount of the dividend on the Series C Preferred Stock, the Company may cumulate all or a portion of the annual dividend. The Company can cause the mandatory conversion of the Series C Preferred Stock into Common Stock beginning in December 1997. In March 1995, 100 shares of Series C Preferred Stock were converted to 1,838 shares of Common Stock, adjusted for the 33 1/3% stock dividend paid in May 1995, and in October 1995, 132 shares of Series C Preferred Stock were converted into 2,425 shares of Common Stock. The Series C Preferred Stock is the Company's only outstanding preferred issue.

      The Company may not, among other things, declare or pay any cash dividend in respect of the Common Stock or any stock junior to the Series C Preferred Stock with respect to dividends or liquidation rights unless, on the date of payment, all accumulated dividends in respect of the Series C Preferred Stock are paid or set aside. Furthermore, the Company may not declare or pay any dividends in respect of the Common Stock or purchase, redeem or otherwise acquire shares of Common Stock if, on the record date for such payment, or on the date of such purchase, redemption or acquisition, such action would cause stockholders' equity (including mandatorily redeemable preferred stock) of the Company, as reported in the most recent quarterly or annual financial statements filed by the Company with the Securities and Exchange Commission, to be less than an amount equal to the sum of (i) 140% of the number of then outstanding shares of Series C Preferred Stock multiplied by its liquidation value and (ii) 140% of the number of then outstanding shares of any stock ranking senior as to dividends to the Series C Preferred Stock multiplied by the liquidation value of such senior stock. Dividend payments on any other stock junior to the Series
C Preferred Stock with respect to dividends or liquidation rights are similarly limited.

      The Federal Reserve Board has a policy prohibiting bank holding companies from paying dividends on common stock except out of current earnings. The Federal Reserve Board has asserted that this policy, originally only applicable to common stock, also limits dividends on preferred stocks. As expanded, the Federal Reserve Board policy would limit dividends on the Series C Preferred Stock to an amount equal to current earnings. To date, the Company's earnings have been sufficient to cover dividends on the Common Stock and the Series C Preferred Stock.

      The Board of Directors presently intends to continue the payment of a small cash dividend on the Common Stock. The amount and timing of any future dividend payments, however, will be determined by the Board of Directors and will depend upon a number of factors, including the extent of funds legally available therefor, dividend requirements of the Series C Preferred Stock, and the earnings, business prospects, acquisition opportunities, cash needs, financial condition, regulatory and capital requirements of the Company and the Banks and provisions of existing and future loan agreements.

      The Banks. The funds used by the Company to meet its operational expenses and debt service obligations, to maintain the necessary level of capital for itself and the Banks and to pay cash dividends on the Common Stock and the Series C Preferred Stock will be derived primarily from dividends, management fees and tax liabilities paid to the Company by the Banks. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity." The ability of the Banks to pay dividends is restricted by (i) the requirement that the Banks maintain an adequate level of capital in accordance with regulatory guidelines and (ii) statute.

      The FDIC requires insured banks, such as the Banks, to maintain certain minimum capital ratios. The FDIC is permitted to require higher ratios if it believes that the financial condition and operations of a particular bank mandates such a higher ratio. The Comptroller has substantially similar requirements. See "ITEM
1. BUSINESS - Supervision and Regulation - The Banks - Capital Adequacy Requirements" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Resources."

      The National Bank Act provides that, prior to declaring a dividend, a bank must transfer to its surplus account an amount equal to or greater than 10% of the net profits earned by the bank since its last dividend was declared, unless such transfer would increase the surplus of the bank to an amount greater than the bank's stated capital. Moreover, the approval of the Comptroller is required for any dividend to a bank holding company by a national bank if the total of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of its net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, the prompt corrective provisions of FDICIA and implementing regulations prohibit a bank from paying a dividend if, following the payment, the bank would be in any of the three capital categories for undercapitalized institutions. See "ITEM 1. BUSINESS - Supervision and Regulation
- - The Banks - Capital Adequacy Requirements."

      In 1995, First State, N.A., Odessa was restricted in the payment of dividends without prior regulatory approval through September, 1995. First State, N.A., Odessa was restricted during this period because of the statute that prohibits dividends by banks with negative retained earnings.

      Dividends paid by the Banks to Independent Financial and by Independent Financial to the Company totaled $700,000 and $905,000, respectively, during 1995. At December 31, 1995, there were approximately $1,208,000 in dividends available for payment to Independent Financial by the Banks without regulatory approval.

ITEM 6.    SELECTED FINANCIAL DATA

      The information required by this item is incorporated herein by reference from page 31 of the Company's 1995 Annual Report to Shareholders under the caption "Selected Consolidated Financial
Information."


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated herein by reference from pages 33 through 55, inclusive, of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference from pages 9 through 30, inclusive, of the Company's 1995 Annual Report to Shareholders under the captions "Report of Coopers & Lybrand, L.L.P., Independent Auditors," "Consolidated Balance Sheets," "Consolidated Income Statements," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Quarterly Data (Unaudited)."


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                               PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required for by this item is incorporated herein by reference from pages 6 through 9, inclusive, of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held April 30, 1996 (the "Definitive Proxy Statement"), under the respective captions "Item 1. Election of Directors" and "Executive Officers."


ITEM 11.   EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference from pages 9 and 10 of the Company's Definitive Proxy Statement under the caption "Executive Compensation."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      The information required by this item is incorporated herein by reference from pages 2 through 5, inclusive, of the Company's Definitive Proxy Statement under the caption "Voting
Securities and Principal Shareholders."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference from pages 10 and 11 of the Company's
Definitive Proxy Statement under the caption "Executive
Compensation - Transactions with Management."

                                PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

     (a)  Documents Filed as Part of Report.

          1.   Financial Statements

               The following Consolidated Financial Statements of the Company included in PART II of this report are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1995, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b):


                                                  Page
                                                  Reference of
Item                                              Annual Report

Report of Coopers & Lybrand, L.L.P.,
Independent Auditors                                    9

Consolidated Balance Sheets as of
December 31, 1995 and 1994                             10

Consolidated Income Statements for
the three years ended December 31, 1995               11-12

Consolidated Statements of Changes in
Stockholders' Equity for the three
years ended December 31, 1995                          13

Consolidated Statements of Cash
Flows for the three years ended December 31, 1995      14

Notes to Consolidated Financial
Statements                                            15-30

          2.   Financial Statement Schedules

               Report of Ernst & Young, L.L.P., predecessor accountant

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Company's Consolidated Financial Statements or notes thereto.

                             [Letterhead]

Board of Directors and Shareholders
Independent Bankshares, Inc.

We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of Independent Bankshares, Inc. (the Company) for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Independent Bankshares, Inc. for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for income taxes and changed its method of accounting for certain investments in debt and equity securities.

                                   /s/ Ernest & Young LLP

January 31, 1994

          3.   Exhibits

               The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parenthesis. See the Index of Exhibits included with the exhibits filed as part of this report.

          No.       Description

          3.1       Restated Articles of Incorporation of
                    Independent Bankshares, Inc. (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

          3.2 Bylaws of Independent Bankshares, Inc., as amended (Exhibit 3.2 to the Company's Annual
                    Report on Form 10-K for the year ended December
                    31, 1994)

          10.1      Form of Nonqualified Option Agreement (Exhibit
                    10.2 to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1992)

          10.2 Loan Agreement (Renewal) dated as of April 15, 1993, by and among Independent Bankshares, Inc. and The First National Bank of Amarillo and related Term Note dated April 15, 1993, and Security Agreement dated September 8, 1993 (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1993); Revolving Credit Note dated April 15, 1995 (filed herewith)

          10.3 Master Equipment Lease Agreement, dated December 24, 1992, between Independent Bankshares, Inc. and NCR Credit Corporation, Amendment to Master Equipment Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement Certificate (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

          10.4 Asset Purchase and Account Assumption Agreement dated March 4, 1996, between the Company and Coastal Banc ssb (filed herewith)

          13.1 Annual Report to Shareholders for the year ended December 31, 1995 (filed herewith)

          21.1      Subsidiaries of Independent Bankshares, Inc.
                    (Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

          23.1 Consent of Coopers & Lybrand, L.L.P. (filed herewith)

          23.2      Consent of Ernst & Young, L.L.P. (filed
                    herewith)

          27.1      Financial Data Schedule (filed herewith)

      (b)           Current Reports on Form 8-K.

                    The Company did not file any Current Reports on Form 8-K in the fourth quarter of 1995 or in the first quarter of 1996.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INDEPENDENT BANKSHARES, INC.



                                By:     /s/ Bryan W. Stephenson
                                        Bryan W. Stephenson,
                                        President and Chief Executive
                                        Officer

Date:      March 28, 1996



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title               Date

/s/ Bryan W. Stephenson            President,          March 28, 1996
    Bryan W. Stephenson            Chief Executive
                                   Officer and
                                   Director

/s/ Randal N. Crosswhite           Senior Vice         March 28, 1996
    Randal N. Crosswhite           President,
                                   Chief Financial
                                   Officer,
                                   Corporate
                                   Secretary and
                                   Director

________________________           Director            March 28, 1996
    Lee Caldwell

/s/ Mrs. Wm. R. (Amber) Cree       Director            March 28, 1996
    Mrs. Wm. R. (Amber) Cree

/s/ Louis S. Gee                   Director            March 28, 1996
    Louis S. Gee

/s/ Marshal M. Kellar              Director            March 28, 1996
    Marshal M. Kellar

/s/ Tommy McAlister                Director            March 28, 1996
    Tommy McAlister

/s/ Scott L. Taliaferro            Director            March 28, 1996
    Scott L. Taliaferro

/s/ James D. Webster, M.D.         Director            March 28, 1996
    James D. Webster, M.D.

/s/ C. G. Whitten                  Director            March 28, 1996
    C. G. Whitten

/s/ John A. Wright                 Director            March 28, 1996
    John A. Wright

                           INDEX TO EXHIBITS
Exhibit
Number         Description

3.1            Restated Articles of Incorporation of
               Independent Bankshares, Inc. (Exhibit
               3.1 to the Company's Annual Report on
               Form 10-K for the year ended December
               31, 1994)

3.2            Bylaws of Independent Bankshares,
               Inc., as amended (Exhibit 3.2 to the
               Company's Annual Report on Form 10-K
               for the year ended December 31, 1994)

10.1           Form of Nonqualified Option Agreement
               (Exhibit 10.2 to the Company's Annual
               Report on Form 10-K for the year ended
               December 31, 1992)

10.2           Loan Agreement (Renewal) dated as of
               April 15, 1993, by and among
               Independent Bankshares, Inc. and The
               First National Bank of Amarillo and
               related Term Note dated April 15,
               1993, and Security Agreement dated
               September 8, 1993 (Exhibit 10.4 to the
               Company's Annual Report on Form 10-K
               for the year ended December 31, 1993);
               Revolving Credit Note dated April 15,
               1995 (filed herewith)

10.3           Master Equipment Lease Agreement,
               dated December 24, 1992, between
               Independent Bankshares, Inc. and NCR
               Credit Corporation, Amendment to
               Master Equipment Lease Agreement dated
               concurrently therewith, and related
               form of Schedule and Commencement
               Certificate (Exhibit 10.7 to the
               Company's Annual Report on Form 10-K
               for the year ended December 31, 1993)

10.4           Asset Purchase and Account Assumption
               Agreement dated March 4, 1996 between
               the Company and Coastal Banc ssb
               (filed herewith)

13.1           Annual Report to Shareholders for the
               year ended December 31, 1995 (filed
               herewith)

21.1           Subsidiaries of Independent
               Bankshares, Inc. (Exhibit 21.1 to the
               Company's Annual Report on Form 10-K
               for the year ended December 31, 1994)

23.1           Consent of Coopers & Lybrand, L.L.P.
               (filed herewith)

23.2           Consent of Ernst & Young, L.L.P.
               (filed herewith)

27.1           Financial Data Schedule (filed
               herewith)