Form 10-Q
period 1996-03-31
INDEPENDENT BANKSHARES INC
filed 1996-05-15
CIK 318870

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1996

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

                         YES  [ X ]   NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock at March 31, 1996.

         Class:  Common Stock, par value $0.25 per share
        Outstanding at March 31, 1996:  1,050,292 shares

                             PART I

                      FINANCIAL INFORMATION

Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                   CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1996 AND DECEMBER 31, 1995
                           (Unaudited)


                                                            March 31,      December 31,
                                                            1996           1995
                                                            ---------      ------------
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks                                   $ 10,371,000   $  8,559,000
  Federal Funds Sold                                          18,100,000     26,200,000
                                                            ------------   ------------
      Total Cash and Cash Equivalents                         28,471,000     34,759,000
                                                            ------------   ------------
Securities:
  Available-for-sale                                          23,703,000     16,746,000
  Held-to-maturity--Market Value of $43,702,000 for
    March 31, 1996, and $39,384,000 for December 31, 1995     44,034,000     39,161,000
                                                            ------------   ------------
      Total Securities                                        67,737,000     55,907,000
                                                            ------------   ------------
Loans:
  Total Loans                                                 85,779,000     85,281,000
  Less:
    Unearned Income on Installment Loans                       3,091,000      3,354,000
    Allowance for Possible Loan Losses                           894,000        759,000
                                                            ------------   ------------
      Net Loans                                               81,794,000     81,168,000
                                                            ------------   ------------
Premises and Equipment                                         4,247,000      4,155,000
Real Estate and Other Repossessed Assets                         398,000        337,000
Accrued Interest Receivable                                    1,452,000      1,494,000
Other Assets                                                   2,710,000      2,524,000
                                                            ------------   ------------
          Total Assets                                      $186,809,000   $180,344,000
                                                            ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits                       $ 29,931,000   $ 33,267,000
  Interest-bearing Demand Deposits                            56,136,000     52,430,000
  Interest-bearing Time Deposits                              85,003,000     79,007,000
                                                            ------------   ------------
        Total Deposits                                       171,070,000    164,704,000
Notes Payable                                                    707,000        849,000
Accrued Interest Payable                                         838,000        882,000
Other Liabilities                                                163,000         91,000
                                                            ------------   ------------
        Total Liabilities                                    172,778,000    166,526,000
                                                            ------------   ------------
Stockholders' Equity:
Series C Preferred Stock                                         164,000        164,000
Common Stock                                                     263,000        263,000
Additional Paid-in Capital                                     9,875,000      9,875,000
Retained Earnings                                              3,760,000      3,448,000
Unrealized Gain (Loss) on Available-for-sale Securities          (31,000)        68,000
                                                            ------------   ------------
        Total Stockholders' Equity                            14,031,000     13,818,000
                                                            ------------   ------------
          Total Liabilities and Stockholders' Equity        $186,809,000   $180,344,000
                                                            ============   ============

     See Accompanying Notes to Consolidated Financial Statements.


                  INDEPENDENT BANKSHARES, INC.
                 CONSOLIDATED INCOME STATEMENTS
             QUARTERS ENDED MARCH 31, 1996 AND 1995
                           (Unaudited)


                                                                           Quarter Ended March 31,
                                                                           -----------------------
                                                                           1996                1995
                                                                           ----                ----
Interest Income:
  Interest and Fees on Loans                                               $1,960,000          $1,891,000
  Interest on Securities                                                      971,000             427,000
  Interest on Federal Funds Sold                                              292,000             493,000
                                                                           ----------          ----------
    Total Interest Income                                                   3,223,000           2,811,000
                                                                           ----------          ----------
Interest Expense:
  Interest on Deposits                                                      1,463,000           1,106,000
  Interest on Notes Payable                                                    22,000              22,000
                                                                           ----------          ----------
    Total Interest Expense                                                  1,485,000           1,128,000
                                                                           ----------          ----------
      Net Interest Income                                                   1,738,000           1,683,000
  Provision for Loan Losses                                                    50,000              42,000
                                                                           ----------          ----------
      Net Interest Income After Provision for Loan Losses                   1,688,000           1,641,000
                                                                           ----------          ----------
Noninterest Income:
  Service Charges                                                             292,000             288,000
  Trust Fees                                                                   53,000              55,000
  Other Income                                                                 18,000              58,000
                                                                           ----------          ----------
    Total Noninterest Income                                                  363,000             401,000
                                                                           ----------          ----------
Noninterest Expenses:
  Salaries and Employee Benefits                                              758,000             714,000
  Net Occupancy Expense                                                       168,000             168,000
  Equipment Expense                                                           160,000             171,000
  Stationery, Printing and Supplies Expense                                    63,000              62,000
  Professional Fees                                                            58,000              83,000
  Net Cost (Revenue) Applicable to Real Estate
    and Other Repossessed Assets                                                5,000              (4,000)
  Other Expenses                                                              292,000             346,000
                                                                           ----------          ----------
    Total Noninterest Expenses                                              1,504,000           1,540,000
                                                                           ----------          ----------
      Income Before Federal Income Taxes                                      547,000             502,000
  Federal Income Taxes                                                        186,000             170,000
                                                                           ----------          ----------
        Net Income                                                         $  361,000          $  332,000
                                                                           ==========          ==========
Preferred Stock Dividends                                                  $   17,000          $   18,000
                                                                           ==========          ==========
Net Income Available to Common Stockholders                                $  344,000          $  314,000
                                                                           ==========          ==========
Primary Earnings per Common Share Available to Common Stockholders         $     0.33          $     0.30
                                                                           ==========          ==========
Fully Diluted Earnings Per Common Share Available to Common Stockholders   $     0.27          $     0.25
                                                                           ==========          ==========


       See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             QUARTERS ENDED MARCH 31, 1996 AND 1995
                           (UNAUDITED)


                                                                      1996           1995
                                                                      ----           ----
Cash Flows from Operating Activities:
    Net Income                                                        $   361,000    $   332,000
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Deferred Federal Income Tax Expense                                    77,000        160,000
    Depreciation and Amortization                                         100,000        101,000
    Provision for Loan Losses                                              50,000         42,000
    Loss on Sales of Available-for-sale Securities                         11,000              0
    Gain on Sales of Premises and Equipment                                     0         (3,000)
    Gain on Sales of Real Estate and Other Repossessed Assets             (11,000)       (14,000)
    Writedown of Real Estate and Other Repossessed Assets                  12,000         12,000
    Decrease in Accrued Interest Receivable                                42,000        115,000
    Increase in Other Assets                                             (186,000)      (377,000)
    Increase (Decrease) in Accrued Interest Payable                       (44,000)       127,000
    Increase (Decrease) in Other Liabilities                               72,000        (23,000)
                                                                      -----------    -----------
        Net Cash Provided by Operating Activities                         484,000        472,000
                                                                      -----------    -----------
Cash Flows from Investing Activities:
    Proceeds from Maturities of Available-for-sale Securities              23,000      2,968,000
    Proceeds from Maturities of Held-to-maturity Securities            10,115,000        542,000
    Proceeds from Sales of Available-for-sale Securities                   30,000              0
    Purchases of Available-for-sale Securities                         (7,163,000)             0
    Purchases of Held-to-maturity Securities                          (14,989,000)    (2,000,000)
    Net Increase in Loans                                              (2,212,000)    (2,701,000)
    Additions to Premises and Equipment                                  (188,000)       (31,000)
    Proceeds from Sales of Premises and Equipment                               0          3,000
    Proceeds from Sales of Real Estate and Other Repossessed Assets       175,000        145,000
    Cash and Cash Equivalents Held by Peoples National Bank
      on January 1, 1996 (Date of Acquisition)                          1,265,000              0
                                                                      -----------    -----------
        Net Cash Used in Investing Activities                         (12,944,000)    (1,074,000)
                                                                      -----------    -----------
Cash Flows from Financing Activities:
    Increase in Deposits                                                6,366,000      3,876,000
    Repayment of Notes Payable                                           (145,000)       (29,000)
    Payment of Cash Dividends                                             (49,000)       (41,000)
                                                                      -----------    -----------
        Net Cash Provided by Financing Activities                       6,172,000      3,806,000
                                                                      -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                   (6,288,000)     3,204,000
Cash and Cash Equivalents at Beginning of Period                       34,759,000     38,764,000
                                                                      -----------    -----------
Cash and Cash Equivalents at End of Period                            $28,471,000    $41,968,000
                                                                      ===========    ===========
Cash paid during the quarter for:
    Interest                                                          $ 1,529,000    $ 1,001,000
    Federal income taxes                                                   35,000          5,000

Noncash investing activities:
    Additions to real estate and other repossessed assets
      during the quarter through foreclosures                         $   270,000    $   201,000
    Sales of real estate and other repossessed
      assets financed with loans                                           32,000         58,000
    Transfer of real estate and other repossessed assets to loans               0        125,000
    Increase (decrease) in unrealized gain/loss on
      available-for-sale securities, net of tax                           (99,000)        69,000


       See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

     For information with regard to significant accounting policies, reference is made to Notes to Consolidated Financial
Statements included in the Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended.

     The accompanying financial statements reflect all adjustments necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal recurring nature.

(2)  Quasi-reorganization

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas, the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The reduction in the Company's deferred tax asset during the first three months of 1996 and 1995 totaled $77,000 and $160,000, respectively.

(3)  Notes Payable

     The Company has a note payable to a financial institution in Amarillo, Texas (the "Amarillo Bank"). This note (the "Long-term Note") had an outstanding principal balance of $471,000 at March 31, 1996. The Long-term Note had a maturity of April 15, 1996. On April 15, 1996, the Company paid the Amarillo Bank $100,000 to reduce the outstanding principal balance to $371,000 and the maturity date was extended to April 15, 1999. Equal principal payments of $31,000, plus accrued interest, are now due quarterly on January 15, April 15, July 15 and October 15. The Long-term Note bears interest at the Amarillo Bank's floating base rate plus 1% (9.25% at March 31, 1996) and is collateralized by 100% of the stock of First State Bank, N.A., Abilene, Texas ("First State, N.A., Abilene") and First State Bank, N.A., Odessa, Texas ("First State, N.A., Odessa") (collectively, the "Banks"). The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,000,000 or greater. The loan agreement also requires the Company and the Banks to meet certain financial ratios, all of which were met at March 31, 1996, and December 31, 1995.

     In addition, at March 31, 1996, the Company had notes payable to one current and two former directors of the Company aggregating $221,000. These notes had an original face amount of $350,000 but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first annual installment of $117,000 was made on March 1, 1996. The notes represent a portion of the final settlement of certain litigation.

(4)  Federal Income Taxes

     In February 1992, the FASB issued Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), which required companies to adopt the liability method for computing income taxes no later than 1993. In applying the new method in 1993, the Company established a gross deferred tax asset of $3,190,000, a portion of which relates to federal tax net operating loss carryforwards and deductible temporary differences arising prior to the company's quasi-reorganization as of December 31, 1989. FAS 109 requires that consideration be given to establishing a valuation allowance against such deferred tax assets. The Company established a valuation allowance of $2,290,000, resulting in a net deferred tax asset of $900,000. As a result of the acquisition of Winters State Bank, Winters, Texas ("Winters State"), the Company increased its gross deferred tax asset and the related valuation allowance by approximately $972,000 during 1993. This gross deferred tax asset arose mainly due to net operating loss carryforwards and other future deductible temporary differences. The Company reduced the valuation allowance during 1995 by $1,600,000 and transferred such amount to additional paid-in-capital due to the Company's belief, based on the Company's recent earnings history, that it is more likely than not that sufficient pre-tax income will be generated in the foreseeable future to realize its net deferred tax asset. Additionally, the Company reduced its gross deferred tax asset and related valuation allowance by $708,000 as a result of the write-off of a portion of the deferred tax asset related to the Winters State net operating loss carryforwards that will not be utilized.

(5)  Earnings Per Share

     Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding preferred stock is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the earnings per share calculations. The Series C Preferred Stock issued in December 1990 was determined not to be a common stock equivalent and, therefore, is not used to calculate primary earnings per common share. In computing fully diluted earnings per common share for the quarters ended March 31, 1996 and 1995, the conversion of the Series C Preferred Stock was assumed, as the effect is dilutive. The weighted average common shares outstanding used in computing primary earnings per common share for the quarters ended March 31, 1996 and 1995, was 1,055,000 and 1,042,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the quarters ended March 31, 1996 and 1995, was 1,357,000 and 1,348,000 shares, respectively.

(6)  Acquisition of Subsidiary Bank

     First State, N.A., Abilene completed the acquisition of Peoples National Bank, Winters, Texas ("Peoples National") effective January 1, 1996. At that date, Peoples National had total assets of $5,505,000, total loans, net of unearned income of $2,767,000, total deposits of $4,958,000 and stockholders' equity of $525,000. This acquisition was accounted for using the purchase method of accounting. A total of $260,000 of goodwill was recorded as a result of this acquisition. Peoples National was merged with and into First State, N.A., Abilene.

(7)  Pending Acquisition

     First State, N.A., Abilene has entered into an agreement, and filed an application for approval, to purchase the loans and certain other assets and assume the deposits and certain other liabilities of the San Angelo, Texas branch of Coastal Banc ssb. Consummation of this purchase and assumption transaction is subject to, among other things, various regulatory approvals. If approved, the transaction will probably be consummated during the second quarter of 1996, at which time the Coastal Banc - San Angelo branch will become a branch of First State, N.A., Abilene. At December 31, 1995, Coastal Banc - San Angelo had approximately $16,000,000 in total deposits and approximately $100,000 in total loans.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to Independent Bankshares, Inc. (the "Company") and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, the interest rate environment, governmental regulation and supervision, nonperforming asset levels, loan concentrations, changes in industry practices, one time events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The Company

     The Company is a multi-bank holding company that, at March 31, 1996, owned 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas ("First State, N.A., Abilene") and First State Bank, National Association, Odessa, Texas ("First State, N.A., Odessa") (collectively, the "Banks"). First State, N.A., Abilene has two full-service banking locations in Abilene, one in Stamford, Texas, and one in Winters, Texas, and First State, N.A., Odessa has two full-service banking locations in Odessa. First State, N.A., Abilene, acquired its two branches in Stamford and Winters when two of the Company's former subsidiary banks, The First National Bank in Stamford, Stamford, Texas ("First National"), and The Winters State Bank, Winters, Texas ("Winters State"), were merged into First State, N.A. Abilene, effective November 1, 1994.

     First State, N.A., Abilene acquired Peoples National Bank, Winters, Texas ("Peoples National") effective January 1, 1996. The existing location of Peoples National was subsequently closed and merged with and into First State, N.A., Abilene's existing branch facility in Winters.

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at March 31, 1996, and December 31, 1995, and results of operations for each of the quarters ended March 31, 1996 and 1995. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Quasi-reorganization

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas, the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The tax effect of utilization of these net operating losses during the first three months of 1996 and 1995 totaled $77,000 and $160,000, respectively.

Results of Operations

General

     Net income for the quarter ended March 31, 1996, amounted to $361,000 ($0.33 primary earnings per common share) compared to net income of $332,000 ($0.30 primary earnings per common share) for the quarter ended March 31, 1995.

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

     Net interest income amounted to $1,738,000 for the first quarter of 1996, an increase of $55,000, or 3.3%, from the first quarter of 1995. Net interest income for the first quarter of 1995 was $1,683,000. The increase in 1996 was due to an increase in average earning assets, which was offset by a reduction in the Company's net interest margin as a result of increasing interest rates being paid on certificates of deposit. The net interest margin on a fully taxable-equivalent basis, was 4.11% for the first quarter of 1996, compared to 4.54% for the first quarter of 1995.

     At March 31, 1996, approximately $19,578,000, or 23.7%, of the Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. Average rates paid for various types of deposits, particularly certificates of deposit, increased from March 31, 1995, to March 31, 1996. For example, the average rate paid by the Company for certificates of deposit of $100,000 or more increased to 5.18% during the first quarter of 1996 from 5.08% during the first quarter of 1995. The average rate paid for certificates of deposit less than $100,000 also increased from 4.80% in the first quarter of 1995 to 5.65% in the first quarter of 1996. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, fell slightly from an average of 2.36% during the first quarter of 1995 to an average of 2.32% during the first quarter of 1996. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets in the very short term, a rising interest rate environment would normally produce a lower net interest margin than a falling interest rate environment. As noted under "Analysis of Financial Condition - Interest Rate Sensitivity" below, because the Company's interest-bearing demand, savings and money market deposits are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease significantly in a rising interest rate environment.

     The following table presents the average balance sheets of the Company for the quarters ended March 31, 1996 and 1995, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

                                                                           Quarter Ended March 31,
                                                                           -----------------------
                                                                      1996                          1995
                                                                      ----                          ----
                                                                      Interest                      Interest
                                                       Average        Income/   Yield/    Average   Income/   Yield/
                                                       Balance        Expense   Rate      Balance   Expense   Rate
                                                       -------        --------  ------    -------   --------  ------
                                                                             (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned income (1)                    $ 83,511       $1,960     9.39%    $ 82,540  $1,891    9.16%
  Securities (2)                                         64,010          971     6.07       32,281     428    5.30
  Federal funds sold                                     21,527          292     5.43       33,537     493    5.88
                                                       --------       ------    -----     --------  ------    ----
      Total interest-earning assets                     169,048        3,223     7.63      148,358   2,812    7.58
                                                       --------       ------    -----     --------  ------    ----
Noninterest-earning assets:
  Cash and due from banks                                 7,594                              7,713
  Premises and equipment                                  4,313                              4,194
  Accrued interest receivable
    and other assets                                      4,891                              3,009
  Allowance for possible loan losses                       (875)                              (806)
                                                       --------                           --------
      Total noninterest-earning assets                   15,923                             14,110
                                                       --------                           --------
          Total assets                                 $184,971                           $162,468
                                                       ========                           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                                     $ 55,021       $  319     2.32%    $ 54,689  $  323    2.36%
  Time deposits                                          83,288        1,144     5.49       64,412     783    4.86
                                                       --------       ------    -----     --------  ------    ----
    Total interest-bearing deposits                     138,309        1,463     4.23      119,101   1,106    3.71
  Notes payable                                             785           22    11.21          905      22    9.72
                                                       --------       ------    -----     --------  ------    ----
      Total interest-bearing liabilities                139,094        1,485     4.27      120,006   1,128    3.76
                                                       --------       ------    -----     --------  ------    ----
Noninterest-bearing liabilities:
  Demand deposits                                        30,577                             29,381
  Accrued interest payable and
    other liabilities                                     1,215                              1,796
                                                       --------                           --------
      Total noninterest-bearing liabilities              31,792                             31,177
                                                       --------                           --------
        Total liabilities                               170,886                            151,183

Stockholders' equity                                     14,085                             11,285
                                                       --------                           --------
          Total liabilities and
            stockholders' equity                       $184,971                           $162,468

                                                       ========                           ========
Net interest income                                                   $1,738                        $1,684
                                                                      ======                        ======
Interest rate spread (3)                                                         3.36%                        3.82%
                                                                                =====                         ====
Net interest margin (4)                                                          4.11%                        4.54%
                                                                                =====                         ====
______________________________


(1) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(2) Nontaxable interest income on securities for 1995 was adjusted to a taxable yield assuming a tax rate of 34%.
(3) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.


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


                                                  March 31, 1996 vs 1995
                                                  ----------------------
                                                  Increase (Decrease) Due To
                                                  Changes In:
                                                  --------------------------
                                                  Volume    Rate      Total
                                                  ------    ----      -----
                                                         (In thousands)
Interest-earning assets:
   Loans, net of unearned income (1)              $ 22      $ 47      $ 69
   Securities (2)                                  473        70       543
   Federal funds sold                             (165)      (36)     (201)
                                                  ----      ----      ----
        Total interest income                      330        81       411
                                                  ----      ----      ----
Interest-bearing liabilities:
   Deposits:
     Demand, savings and money market deposits       2        (6)       (4)
     Time deposits                                 250       111       361
                                                  ----      ----      ----
       Total interest-bearing deposits             252       105       357
   Notes payable                                    (3)        3         0
                                                  ----      ----      ----
        Total interest expense                     249       108       357
                                                  ----      ----      ----
Increase (decrease) in net interest income        $ 81      $(27)     $ 54
                                                  ====      ====      ====
______________________________


(1) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(2) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.



Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of each Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provision for loan losses for the quarter ended March 31, 1996, was $50,000, compared to $42,000 for the quarter ended March 31, 1995. This represents an increase of $8,000, or 19.0%. The reduced provisions in both quarters reflect the general stabilization of the economic conditions in the Company's primary service area. In addition, the overall quality of the Company's loan portfolio has improved, necessitating generally lower provisions.

Noninterest Income

     Noninterest income decreased $38,000, or 9.5%, from $401,000 during the first quarter of 1995 to $363,000 during the first quarter of 1996.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $288,000 in the first three months of 1995 to $292,000 during the first three months of 1996, a 1.4% increase.

     Trust fees from the operation of the trust department of First State, N.A., Odessa decreased $2,000, or 3.6%, from $55,000 during the first three months of 1995 to $53,000 during the same period in 1996 as a result of a one-time fee that was charged by the trust department for functioning as the executor of an estate during 1995, which was partially offset by increased fees collected due to an increased amount of assets under management.

     Other income is the sum of several small components of noninterest income including insurance premiums earned on automobiles financed through the Company's indirect installment loan program and other sources of miscellaneous income. Other income decreased $40,000, or 69.0%, from $58,000 during the first quarter of 1995 to $18,000 during the first quarter of 1996 primarily due to a $17,000 decrease in insurance premium income as a result of decreasing loan activity in that area and an $11,000 loss on sale of available-for-sale securities during 1996.

Noninterest Expenses

     Noninterest expenses decreased $36,000, or 2.3%, from $1,540,000 during the first quarter of 1995 to $1,504,000 during the first quarter of 1996. The decrease from 1995 to 1996 was due to a $77,000 decrease in Federal Deposit Insurance Corporation ("FDIC") insurance premiums primarily as a result of a reduction by the FDIC of deposit insurance rates for banks.

     Salaries and employee benefits increased $44,000, or 6.2%, from $714,000 for the first quarter of 1995 to $758,000 for the corresponding period of 1996. The increase was a result of the acquisition of Peoples National effective January 1, 1996, and overall salary increases effective January 1, 1996.

     Net occupancy expense was $168,000 for the first three months of 1996, which was the same amount of expense that was recorded for the first three months of 1995.

     Equipment expense decreased from $171,000 for the first quarter of 1995 to $160,000 for the corresponding period in 1996, representing a decrease of $11,000, or 6.4%. This decrease is a result of a significant amount of furniture, fixtures and equipment at First State, N.A., Odessa that became fully depreciated during the latter part of 1995 and first quarter of 1996, thereby decreasing depreciation expense associated with such assets.

     Stationery, printing and supplies expense increased $1,000, or 1.6%, from $62,000 for the first three months of 1995 to $63,000 for the first three months of 1996, primarily due to the acquisition of Peoples National effective January 1, 1996.

     Professional fees, which include legal and accounting fees, decreased $25,000, or 30.1%, from $83,000 during the first quarter
of 1995 to $58,000 during the same period of 1996.   The decrease
was due to legal expenses incurred by the Company in the first quarter of 1995 regarding a lawsuit that was settled during the second quarter of 1995. The suit involved a request for indemnity and reimbursement of settlement costs and attorneys fees by a group of former directors of a commercial bank that had been a repossessed asset of a former subsidiary of the Company during the mid-1980s. The former directors had incurred their expenses in defense of litigation brought against them by the FDIC as a result of the failure of the subject bank.

     Net cost (revenue) applicable to real estate and other repossessed assets consists of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net cost of $5,000 during the first quarter of 1996 compared to $4,000 in net revenue during the first quarter of 1995 as a result of the gains on sales and income received on various repossessed assets. The amount of real estate and other repossessed assets has declined over the past few years.

     Other noninterest expense includes, among many other items, postage, advertising, insurance, directors' fees, dues and subscriptions, regulatory examinations, travel and entertainment, due from bank account charges and FDIC insurance expense. These expenses decreased $54,000, or 15.6%, from $346,000 for the first quarter of 1995 to $292,000 for the first quarter of 1996. A reduction in FDIC insurance expense as noted above was the primary reason for the decrease. This decrease was offset by a slight increase in other expenses as a result of the acquisition of Peoples National effective January 1, 1996.

Federal Income Taxes

     The Company effected a quasi-reorganization as of December 31, 1989. As a result of this transaction, the Company's net operating loss carryforwards existing at December 31, 1989, utilized subsequent to the quasi-reorganization date will not be credited to future income. For periods prior to January 1, 1995, the tax effect of the utilization of the Company's net operating loss carryforwards were credited directly to additional paid-in capital. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The Company accrued $186,000 and $170,000 in federal income taxes in the first quarter of 1996 and 1995, respectively. See "Quasi-reorganization" above.

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

Analysis of Financial Condition

Assets

     Total assets increased $6,465,000, or 3.6%, from $180,344,000 at December 31, 1995, to $186,809,000 at March 31, 1996, primarily due to the acquisition of Peoples National, which had total assets of $5,505,000 at January 1, 1996, the date of acquisition.

Cash and Cash Equivalents

     The amount of cash and cash equivalents decreased $6,288,000, or 18.1%, from $34,759,000 at December 31, 1995, to $28,471,000 at
March 31, 1996, due to a decrease in federal funds sold, and a corresponding increase in securities at March 31, 1996.

Securities

     Securities increased $11,830,000, or 21.2%, from $55,907,000 at December 31, 1995, to $67,737,000 at March 31, 1996.  The
increase in 1996 is primarily due to the reason noted above.

     The board of directors of each Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities and federal agency securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totalling $23,703,000 are classified as available-for-sale and are carried at fair value at March 31, 1996. Securities totalling $44,034,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions. During the first quarter of 1996, the Company sold investments in certain mutual funds obtained in the acquisition of Peoples National because they did not meet the Company's investment criteria. A loss of $11,000 was recorded on the sale of such investments.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At March 31, 1996, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $10,282,000, or 15.2% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.


                                             March 31, 1996           December 31, 1995
                                             --------------           -----------------
                                             Amount         %         Amount         %
                                             ------         -         ------         -
                                                          (In thousands)
Carrying value:
  U.S. Treasury securities                   $33,028         48.8%    $32,297         57.8%
  Obligations of other U.S. Government
    agencies and corporations                 28,086         41.5      23,021         41.2
  Mortgage-backed securities                   6,180          9.1         146          0.2
  Other securities                               443          0.6         443          0.8
                                             -------        -----     -------        -----
Total carrying value of securities           $67,737        100.0%    $55,907        100.0%
                                             =======        =====     =======        =====
Total market value of securities             $67,405                  $56,132
                                             =======                  =======


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at March 31, 1996. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion.


                                                                                Estimated      Weighted
Type and Maturity Grouping                        Principal      Carrying       Fair           Average
at March 31, 1996                                 Amount         Value          Value          Yield
- --------------------------                        ---------      --------       ---------      --------
                                                                      (Dollars in thousands)
U.S. Treasury securities:
   Within one year                                $14,000        $14,063        $14,073        5.97%
   After one but within five years                 19,100         18,965         18,988        5.74
                                                  -------        -------        -------        ----
     Total U.S. Treasury securities                33,100         33,028         33,061        5.84
                                                  -------        -------        -------        ----
Obligations of other U.S. Government
  agencies and corporations:
   After one but within five years                 28,000         28,086         27,842        6.23
                                                  -------        -------        -------        ----
     Total obligations of U.S. Government
       agencies and corporations                   28,000         28,086         27,842        6.23
                                                  -------        -------        -------        ----
Mortgage-backed securities                          5,996          6,180          6,059        6.07
                                                  -------        -------        -------        ----
Other securities:
   After one but within five years                      5              5              5        5.50
   After ten years                                    438            438            438        3.56
                                                  -------        -------        -------        ----
     Total other securities                           443            443            443        3.59
                                                  -------        -------        -------        ----
     Total securities                             $67,539        $67,737        $67,405        6.01%
                                                  =======        =======        =======        ====


Loan Portfolio

     Total loans, net of unearned income, increased $761,000, or 0.9%, from $81,927,000 at December 31, 1995, to $82,688,000 at
March 31, 1996. The increase during the first quarter of 1996 was a result of the purchase of Peoples National effective January 1, 1996.

     The Banks primarily make installment loans to individuals and commercial loans to small to medium-sized businesses and professionals. The Banks offer a variety of commercial lending products including revolving lines of credit, letters of credit, real estate loans, working capital loans and loans to finance accounts receivable, inventory and equipment. Typically, the Banks' commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the borrower and are collateralized by real estate, accounts receivable, inventory or other business assets.

     Due to diminished loan demand in most areas during the early 1990's, the Banks instituted an installment loan program whereby they began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. Under this program, a dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At March 31, 1996, the Company had approximately $29,824,000, net of unearned income, of this type of loan outstanding.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

<caption

                                   March 31,      December 31,
                                   1996           1995
                                   ---------      ------------
                                        (In thousands)
Loans to individuals               $40,610        $39,868
Real estate loans                   24,680         23,265
Commercial and industrial loans     17,344         19,510
Other loans                          3,145          2,638
                                   -------        -------
    Total loans                     85,779         85,281
Less unearned income                 3,091          3,354
                                   -------        -------
    Loans, net of unearned
      income                       $82,688        $81,927
                                   =======        =======


     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at March 31, 1996, except for those described in the above table. The Banks had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at March 31, 1996.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at March 31, 1996. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.


                                             One to    Over      Total
                                   One Year  Five      Five      Carrying
                                   and Less  Years     Years     Value
                                   --------  ------    -----     --------
                                             (In thousands)
Real estate loans                  $ 2,418   $16,092   $ 6,170   $24,680
Commercial and industrial loans      5,942     6,430     4,972    17,344
Other loans                          1,662       690       793     3,145
                                   -------   -------   -------   -------
    Total loans                    $10,022   $23,212   $11,935   $45,169
                                   =======   =======   =======   =======
With fixed interest rates          $ 4,030   $13,178   $ 8,383   $25,591
With variable interest rates         5,992    10,034     3,552    19,578
                                   -------   -------   -------   -------
    Total loans                    $10,022   $23,212   $11,935   $45,169
                                   =======   =======   =======   =======


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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $894,000, or 1.08% of loans, net of unearned income, at March 31, 1996, compared to $759,000, or 0.93% of loans, net of unearned income, at December 31, 1995.

     Credit and loan decisions are made by management and the board of directors of each Bank in conformity with loan policies established by the board of directors of the Company. It is the practice of the Company to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, when the loan is classified as a loss by regulatory examiners or for other reasons. The Company charged off $86,000 in loans during the first quarter of 1996. Recoveries during the first quarter of 1996 were $22,000.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters ended March 31, 1996 and 1995.



                                                            March 31,
                                                            ---------
                                                            1996      1995
                                                            ----      ----
                                                            (Dollars in thousands)
Analysis of allowance for possible loan losses:
Balance, at January 1                                       $   759   $   817
  Acquisition of subsidiary bank                                149         0
  Provision for loan losses                                      50        42
                                                            -------   -------
                                                                958       859
                                                            -------   -------
  Loans charged off:
    Loans to individuals                                         46        51
    Real estate loans                                             0        11
    Commercial and industrial loans                              40         0
    Other loans                                                   0         0
                                                            -------   -------
      Total charge-offs                                          86        62
                                                            -------   -------
  Recoveries of loans previously charged off:
    Loans to individuals                                          8         5
    Real estate loans                                             0         0
    Commercial and industrial loans                              14        12
    Other loans                                                   0         5
                                                            -------   -------
      Total recoveries                                           22        22
                                                            -------   -------
        Net loans charged off                                    64        40
                                                            -------   -------
  Balance, at March 31                                      $   894   $   819
                                                            =======   =======
Average loans outstanding, net of unearned income           $83,511   $82,540
                                                            =======   =======
Ratio of net loan charge-offs to average loans outstanding,
  net of unearned income (annualized)                          0.31%     0.19%
Ratio of allowance for possible loan losses to total loans,
  net of unearned income, at March 31                          1.08      0.97



     Foreclosures on defaulted loans have resulted in the Company acquiring real estate and other repossessed assets; however, the amount of real estate and other repossessed assets being carried on the Company's books is decreasing. Accordingly, the Company incurs other expenses, specifically net costs applicable to real estate and other repossessed assets, in maintaining, insuring and selling such assets. The Company attempts to convert nonperforming loans into interest-earning assets, although usually at a lower dollar amount than the face value of such loans, either through liquidation of the collateral securing the loan or through intensified collection efforts.

     As the economies of the Banks' market areas have recovered and stabilized, there has been a reduction in total loan losses and in the amount of the provision necessary to maintain an adequate balance in the allowance. This reflects not only the loan loss trend, but management's assessment of the continued reduction of credit risks associated with the loan portfolio.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at March 31, 1996, and December 31, 1995.


                                   March 31, 1996           December 31, 1995
                                   --------------           -----------------
                                   Amount    Percent of     Amount    Percent of
                                   of        Loans by       of        Loans by
                                   Allowance Category       Allowance Category
                                   Allocated to Loans,      Allocated to Loans,
                                   to        Net of Un-     to        Net of Un-
                                   Category  earned Income  Category  earned Income
                                   --------  -------------  --------  -------------
                                                  (Dollars in thousands)
Loans to individuals               $296       45.4%         $136       44.6%
Real estate loans                   171       29.8           197       28.4
Commercial and industrial loans     115       21.0            96       23.8
Other loans                          66        3.8            59        3.2
                                   ----      -----          ----      -----
                                    648      100.0%          488      100.0%
                                             =====                    =====
Unallocated                         246                      271
                                   ----                     ----
    Total allowance for possible
      loan losses                  $894                     $759
                                   ====                     ====


Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Banks maintain an internally classified loan list that, along with the list of nonperforming assets discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At March 31, 1996, substandard loans totaled $1,672,000, of which $294,000 were loans designated as nonaccrual, 90 days past due or restructured, and doubtful loans totalled $3,000, all of which were designated as nonaccrual. There were no loans classified as loss at March 31, 1996.

     In addition to the internally classified and nonperforming loans, each Bank also has a "watch list" of loans that further assists each Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. The Banks review these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at March 31, 1996, are current and paying in accordance with loan terms. At March 31, 1996, watch list loans totaled $893,000 (including $177,000 of loans guaranteed by U.S. governmental agencies). At such date, no watch list loans were designated as nonaccrual or 90 days past due. See "Nonperforming Assets" below.

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

     Nonperforming loans are fully or substantially collateralized by assets, with any excess of loan balances over collateral values allocated in the allowance. Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any. See "Real Estate and Other Repossessed Assets" below.

     The following table lists nonaccrual, past due and restructured loans and real estate and other repossessed assets at March 31, 1996, and December 31, 1995.


                                        March 31,      December 31,
                                        1996           1995
                                        ---------      ------------
                                             (In thousands)
Nonaccrual loans                        $251           $204
Accruing loans contractually
  past due over 90 days                   25             23
Restructured loans                        84             65
Real estate and other repossessed
  assets                                 398            337
                                        ----           ----
     Total nonperforming assets         $758           $629
                                        ====           ====


     The gross interest income that would have been recorded during the first quarter of 1996 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $6,000. No interest income was actually recorded (received) on loans that were on nonaccrual during the first quarter of 1996.

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

Real Estate and Other Repossessed Assets

     Real estate and other repossessed assets consists of real property and other assets unrelated to banking premises or facilities. Income derived from this real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At March 31, 1996, and December 31, 1995, real estate and other repossessed assets had an aggregate book value of $398,000 and $337,000, respectively. Real estate and other repossessed assets increased $61,000, or 18.1%, during the first three months of 1996, due to the acquisition of Peoples National effective January 1, 1996. Of the March 31, 1996 balance, $163,000 represents thirteen (13) repossessed automobiles, $101,000 represents various commercial properties and $134,000 represents various residential properties. None of the individual parcels of real estate are carried at more than $36,000.

Premises and Equipment

     Premises and equipment increased $92,000, or 2.2%, during the first quarter of 1996, from $4,155,000 at December 31, 1995, to $4,247,000 at March 31, 1996. The increase was due to the acquisition of Peoples National which was partially offset by depreciation recorded on the Company's premises and equipment during the first quarter of 1996.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on loans and securities, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $42,000, or 2.8%, from $1,494,000 at December 31, 1995, to $1,452,000 at March 31, 1996. The decrease was a result of a significant amount of interest paid on the Company's securities on March 31, 1996. Of the total balance at March 31, 1996, $892,000, or 61.4%, was interest accrued on securities and $560,000, or 38.6%, was interest accrued on loans. The amounts of accrued interest receivable and percentages attributable to securities and loans at December 31, 1995, were $920,000, or 61.6%, and $574,000, or 38.4%, respectively.

Other Assets

     The most significant component of other assets at March 31, 1996, is a net deferred tax asset of $1,876,000. The balance of other assets increased $186,000, or 7.4%, to $2,710,000 at March 31, 1996, from $2,524,000 at December 31, 1995, as a result of the recording of $260,000 in goodwill associated with the acquisition of Peoples National, which was partially offset by a $61,000 decrease in the gross deferred tax asset due to the utilization of a portion of the Company's net operating loss carryforwards.

Deposits

     The Banks' lending and investing activities are funded almost entirely by core deposits, 50.3% of which are demand, savings and money market deposits at March 31, 1996. Total deposits increased $6,366,000, or 3.9%, from $164,704,000 at December 31, 1995, to
$171,070,000 at March 31, 1996. The increase is due to an increase in interest-bearing time deposits at the Banks, primarily as a result of an increase in the rates paid on such deposits and the acquisition of Peoples National, which had total deposits of $4,958,000 at January 1, 1996. The Banks do not accept brokered deposits.

     The following table presents the average amounts of and the average rates paid on deposits of the Company for the quarters ended March 31, 1996 and 1995.


                                                  Quarter Ended March 31,
                                                  -----------------------
                                             1996                1995
                                             ----                ----
                                             Average   Average   Average   Average
                                             Amount    Rate      Amount    Rate
                                             -------   -------   -------   -------
                                                       (Dollars in thousands)
Noninterest-bearing demand deposits          $ 30,577    --%     $ 29,381    --%
Interest-bearing demand, savings
  and money market deposits                    55,021  2.32        54,689  2.36
Time deposits of less than $100,000            55,975  5.65        48,270  4.80
Time deposits of $100,000 or more              27,313  5.18        16,142  5.08
                                             --------  ----      --------  ----
    Total deposits                           $168,886  3.47%     $148,482  2.98%
                                             ========  ====      ========  ====


     The maturity distribution of time deposits of $100,000 or more at March 31, 1996, is presented below.


                                                  At March 31, 1996
                                                  -----------------
                                                  (In thousands)
          3 months or less                        $10,875
          Over 3 through 6 months                   6,334
          Over 6 through 12 months                  8,309
          Over 12 months                            1,848
                                                  -------
          Total time deposits of $100,000
              or more                             $27,366
                                                  =======


     The Banks experience limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At March 31, 1996, deposits of $100,000 or more represented approximately 14.6% of the Company's total assets, compared to 13.2% of total assets at December 31, 1995.

Notes Payable

     The Company's notes payable decreased $142,000, or 16.7%, from $849,000 at December 31, 1995, to $707,000 at March 31, 1996. The
decrease represents the regular quarterly principal payment made by the Company on the Long-term Note (as defined below under "Liquidity - Notes Payable") on January 15, 1996, and the first of three annual installments on notes payable to one current and two former directors. See "Note 3: Notes Payable" to the Company's Consolidated Financial Statements.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $44,000, or 5.0%, from $882,000 at December 31, 1995, to $838,000 at March 31, 1996. The decrease was a result of a slight decrease in the interest rate environment during the first three months of 1996.

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $72,000, or 79.1%, from $91,000 at December 31, 1995, to $163,000 at March 31, 1996, primarily because of an increase in federal income tax liability of the Company due to the fact that, for alternative minimum tax purposes, all of the Company's net operating loss carryforwards had been utilized at December 31, 1995. As a result, the Company began paying federal income taxes at the effective rate of approximately 20% during the first quarter of 1996, as opposed to an effective rate of approximately 2% which the Company had been paying since 1989. The Company still has net operating loss carryforwards available for regular federal income tax purposes.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 48.6% at the 90-day interval, 46.9% at the 180-day interval and 44.6% at the 365-day interval at March 31, 1996. Currently, the Company is in a liability-sensitive position at the three intervals. During a falling interest rate environment, as was the case during most of the first quarter of 1996, this position normally produces a higher net interest margin than in a rising interest rate environment. However, because the Company had $56,136,000 of interest-bearing demand, savings and money market deposits at March 31, 1996, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily increase in a falling interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio would have been 77.2% at March 31, 1996. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

         The following table shows the interest rate sensitivity position of the Company at March 31, 1996.


                                                                           Volumes
                                        Cumulative Volumes Subject to      Subject to
                                        Repricing Within                   Repricing
                                        90 Days   180 Days  365 Days       After 1 Year   Total
                                        -------   --------  --------       ------------   -----
                                                            (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                   $ 18,100  $ 18,100  $ 18,100       $      0       $ 18,100
   Securities                              1,999     5,980    14,063         53,674         67,737
   Loans, net of unearned income          21,875    23,583    27,050         55,638         82,688
                                        --------  --------  --------       --------       --------
     Total interest-earning assets        41,974    47,663    59,213        109,312        168,525
                                        --------  --------  --------       --------       --------
Interest-bearing liabilities:
   Demand, savings and money market
     deposits                             56,136    56,136    56,136              0         56,136
   Time deposits                          29,739    45,092    76,264          8,739         85,003
   Notes payable                             472       473       474            233            707
                                        --------  --------  --------       --------       --------
     Total interest-bearing liabilities   86,347   101,701   132,874          8,972        141,846
                                        --------  --------  --------       --------       --------
Rate-sensitivity gap(1)                 $(44,373) $(54,038) $(73,661)      $100,340       $ 26,679
                                        ========  ========  ========       ========       ========
Rate-sensitivity ratio(2)                   48.6%     46.9%     44.6%
                                            ====      ====      ====
______________________________


(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.


Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters ended March 31, 1996 and 1995.


                                                       Quarter Ended March 31,
                                                       -----------------------
                                                       1996           1995
                                                       ----           ----
Net income to:
    Average assets                                       0.78%         0.82%
    Average interest-earning assets                      0.85          0.90
    Average stockholders' equity                        10.25         11.77
Dividend payout (1) to:
    Net income                                           8.73          7.04
    Average stockholders' equity                         0.89          0.83
Average stockholders' equity to:
    Average total assets                                 7.61          6.95
    Average loans (2)                                   16.87         13.67
    Average total deposits                               8.34          7.60
Average interest-earning assets to:
    Average total assets                                91.39         91.32
    Average total deposits                             100.10         99.92
    Average total liabilities                           98.92         98.13
Ratio to total average deposits of:
    Average loans (2)                                   49.45         55.59
    Average noninterest-bearing deposits                18.11         19.79
    Average interest-bearing deposits                   81.89         80.21
Total interest expense to total interest income         46.08         40.13
_________________________



(1)  Dividends on Common Stock only.
(2)  Before allowance for possible loan losses.


Liquidity

The Banks

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Banks to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $7,594,000 during the first quarter of 1996 and $7,713,000 during the first quarter of 1995. These amounts comprised 4.1% and 4.7% of average total assets during the first three months of 1996 and 1995, respectively. The average level of securities and federal funds sold was $85,537,000 during the first quarter of 1996 and $65,818,000 during the first quarter of 1995. Recently, a larger amount of the Banks' increasingly available funds has been invested in securities, due to static loan demand in the Company's market area.

     The Banks sold $30,000 of securities during the quarter ended March 31, 1996. There were no sales of securities during the quarter ended March 31, 1995. At March 31, 1996, $14,063,000, or 20.8%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $47,056,000, or 69.5%, excluding mortgage-backed securities, matured after one but within five years. The Banks' commercial lending activities are concentrated in loans with maturities of less than five years and with adjustable interest rates, while their installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Banks' experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At March 31, 1996, approximately $27,050,000, or 32.7%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $23,608,000, or 52.3%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the first quarter of 1996, the Company's average deposits were $168,886,000, or 91.3% of average total assets, compared to $148,482,000, or 91.4% of average total assets, during the first quarter of 1995. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Banks. See "Analysis of Financial Condition - Deposits" above.

     The level of nonperforming assets has squeezed interest margins and has resulted in noninterest expenses from net operating costs and write-downs associated with nonperforming assets, although the level of such nonperforming assets has been decreasing over the past several years. In order to improve liquidity, the Banks have implemented various cost-cutting and revenue-generating measures and extended efforts to reduce nonperforming assets.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Banks to Independent Financial during the first quarter of 1996 totaled $225,000. No dividends were paid by the Banks to Independent Financial during the first quarter of 1995. Dividends paid by Independent Financial to the Company during the first quarter of 1996 were $225,000. Independent Financial paid dividends to the Company totaling $200,000 during the same time period of 1995. At March 31, 1996, there were approximately $1,039,000 in dividends available for payment to Independent Financial by the Banks without regulatory approval.

     The payment of current tax liabilities generated by the Banks and management and service fees constituted 45% and 9%, respectively, of the Company's cash flow during the first quarter of 1996. Pursuant to a tax-sharing agreement, the Company's subsidiaries pay to the Company an amount equal to their individual tax liabilities on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Banks to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that certain Banks incur losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $220,000 were paid by the Banks to the Company during the first three months of 1996, compared to a total of $313,000 during the first three months of 1995, $81,000 of which represented the final settlement of tax liabilities between the Company and the Banks for the year ended December 31, 1993.

     The Banks pay management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the subsidiaries' board meetings, audit and loan review services and related expenses. The Banks paid a total of $43,000 in management fees to the Company in each of the first quarter of 1996 and 1995. The Company's fees must be reasonable in relation to the management services rendered, and each Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

     From January 1, 1989 through December 31, 1995, the Company collected federal income taxes from the Banks based on an effective tax rate of approximately 34% and paid taxes to the federal government at the rate of approximately 2% as a result of the utilization of the Company's net operating loss carryforwards for both regular tax and alternative minimum tax purposes. As of December 31, 1995, the Company's net operating loss carryforwards for alternative tax purposes had been fully utilized. As a result, the Company began paying federal income taxes at the effective tax rate of approximately 20% during the first quarter of 1996. The Company still has net operating carryforwards available for regular federal income tax purposes.

     The Company has a note payable to a financial institution in Amarillo, Texas (the "Amarillo Bank"). This note (the "Long-term Note") had an outstanding principal balance of $471,000 at March 31, 1996. The Long-term Note has a maturity of April 15, 1996. On April 15, 1996, the Company paid the Amarillo Bank $100,000 to reduce the outstanding principal balance to $371,000 and the maturity date was extended to April 15, 1999. Equal principal payments of $31,000, plus accrued interest, are due quarterly on January 15, April 15, July 15 and October 15. The Long-term Note bears interest at the Amarillo Bank's floating base rate plus 1% (9.25% at March 31, 1996) and is secured by 100% of the stock of the Banks. The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,000,000 or greater. The loan agreement also requires the Company and the Banks to meet certain financial ratios, all of which have been met since the inception of the loan agreement.

     In addition, at March 31, 1996, the Company had notes payable to one current and two former directors of the Company aggregating $221,000. These notes had an original face amount of $350,000, but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first annual installment of $117,000 was made on March 1, 1996. The notes represent a portion of the final settlement of certain litigation.

Capital Resources

     At March 31, 1996, stockholders' equity totaled $14,031,000, or 7.5% of total assets, compared to $13,818,000, or 7.7% of total assets, at December 31, 1995.

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

     Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Banks' risk-based capital ratios and leverage ratios to the minimum regulatory requirements at March 31, 1996.


   The Company                                                        March 31, 1996
   -----------                                                        --------------
                                                                      (Dollars in thousands)
   Tier 1 capital:
       Common stockholders' equity, excluding unrealized loss on
         available-for-sale securities                                $ 13,341
       Preferred stockholders' equity (1)                                  690
       Goodwill                                                           (256)
       Net deferred tax asset in excess of regulatory capital
        limits (2)                                                         (92)
                                                                      --------
          Total Tier 1 capital                                          13,683
                                                                      --------
   Tier 2 capital:
       Allowance for possible loan losses (3)                              894
                                                                      --------
          Total Tier 2 capital                                             894
                                                                      --------
              Total capital                                           $ 14,577
                                                                      ========
   Risk-weighted assets                                               $ 90,389
                                                                      ========
   Adjusted quarterly average assets                                  $185,846
                                                                      ========



                                                       Minimum        Actual
                                                       Regulatory     Ratios for
The Company                                            Requirement(4) March 31, 1996
- -----------                                            -------------- --------------

Tier 1 capital to risk-weighted assets ratio           4.00%          15.14%
Total capital to risk-weighted assets ratio            8.00           16.13
Leverage ratio                                         3.00            7.36

The Banks
- ---------
Tier 1 capital to risk-weighted assets ratio           4.00%          12.66 - 15.33%
Total capital to risk-weighted assets ratio            8.00           13.51 - 16.44
Leverage ratio                                         3.00            6.78 -  7.45
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


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The new law also required each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Banks were all "well capitalized" at March 31, 1996.

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

     The Company began paying quarterly cash dividends of $0.03 per share on its Common Stock during the second quarter of 1994. The Company also paid a 33-1/3% stock dividend payable to stockholders on May 31, 1995. At its meeting held on April 17, 1996, the Company's Board of Directors increased the Company's quarterly Common Stock cash dividend to $0.05 per share effective for the cash dividend payable on May 31, 1996, to holders of the Common Stock on May 15, 1996.

Acquisition of Subsidiary Bank

     First State, N.A., Abilene completed the acquisition of Peoples National effective January 1, 1996. At that date, Peoples National had total assets of $5,505,000, total loans, net of unearned income of $2,767,000, total deposits of $4,958,000 and stockholders' equity of $525,000. Peoples National was merged with and into First State, N.A., Abilene.

Pending Acquisition

     First State, N.A., Abilene has entered into an agreement, and filed an application for approval, to purchase the loans and certain other assets and assume the deposits and certain other liabilities of the San Angelo, Texas branch of Coastal Banc ssb. Consummation of this purchase and assumption transaction is subject to, among other things, various regulatory approvals. If approved, the transaction will probably be consummated during the second quarter of 1996, at which time the Coastal Banc - San Angelo branch will become a branch of First State, N.A., Abilene. At December 31, 1995, Coastal Banc - San Angelo had approximately $16,000,000 in total deposits and approximately $100,000 in total loans.

                             PART II

                        OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in various litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such litigation would not be material in relation to the Company's financial position or results of operations.

Item 2. Changes in Securities.

     None

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)     Exhibits

             27.1 Financial Data Schedule

     (b)     Reports on Form 8-K

             None

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1996           Independent Bankshares, Inc.
                              (Registrant)



                              By:  /s/ Randal N. Crosswhite
                              Randal N. Crosswhite
                              Senior Vice President and
                              Chief Financial Officer