Form 10-Q
period 1996-06-30
INDEPENDENT BANKSHARES INC
filed 1996-08-14
CIK 318870

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  June 30, 1996

                                    OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

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

                            YES   X    NO
                                 ___        ___

           Indicate the number of shares outstanding of each of the issuer's classes of common stock at June 30, 1996.

              Class:  Common Stock, par value $0.25 per share
              Outstanding at June 30, 1996:  1,103,910 shares

                                  PART I

                           FINANCIAL INFORMATION


Item 1. Financial Statements.

                       INDEPENDENT BANKSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1996 AND DECEMBER 31, 1995
                                (Unaudited)

                                           June 30,    December 31,
ASSETS                                       1996          1995

                                           -------     ------------
Cash and Cash Equivalents:
  Cash and Due from Banks                 $  7,204,000 $  8,559,000
  Federal Funds Sold                        19,600,000   26,200,000
                                          ------------ ------------
      Total Cash and Cash Equivalents       26,804,000   34,759,000
                                          ------------ ------------

Securities:
  Available-for-sale                        32,992,000   16,746,000
  Held-to-maturity--Market Value of
  $46,916,000 at June 30, 1996, and
  $39,384,000 at December 31, 1995          47,704,000   39,161,000
                                          ------------ ------------
      Total Securities                      80,696,000   55,907,000
                                          ------------ ------------

Loans:
  Total Loans                               87,333,000   85,281,000
  Less:
    Unearned Income on Installment Loans     2,769,000    3,354,000
    Allowance for Possible Loan Losses         796,000      759,000
                                          ------------ ------------
      Net Loans                             83,768,000   81,168,000

Premises and Equipment                       4,544,000    4,155,000
Real Estate and Other Repossessed Assets       295,000      337,000
Accrued Interest Receivable                  1,806,000    1,494,000
Goodwill                                       991,000
0
Other Assets                                 2,397,000    2,524,000
                                          ------------ ------------

          Total Assets                    $201,301,000 $180,344,000
                                          ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits     $ 30,419,000 $ 33,267,000
  Interest-bearing Demand Deposits          57,531,000   52,430,000
  Interest-bearing Time Deposits            97,631,000   79,007,000
                                          ------------ ------------
        Total Deposits                     185,581,000  164,704,000
Notes Payable                                  608,000      849,000
Accrued Interest Payable                       798,000      882,000
Other Liabilities                              119,000       91,000
                                          ------------ ------------
        Total Liabilities                  187,106,000  166,526,000
                                          ------------ ------------

Stockholders' Equity:
Series C Preferred Stock                       135,000      164,000
Common Stock                                   276,000      263,000
Additional Paid-in Capital                   9,890,000    9,875,000
Retained Earnings                            4,005,000    3,448,000
Unrealized Gain (Loss) on
 Available-for-sale Securities                (111,000)      68,000
                                          ------------ ------------
        Total Stockholders' Equity          14,195,000   13,818,000
                                          ------------ ------------

        Total Liabilities and
        Stockholders' Equity              $201,301,000 $180,344,000
                                          ============ ============










       See Accompanying Notes to Consolidated Financial Statements.

                       INDEPENDENT BANKSHARES, INC.
                      CONSOLIDATED INCOME STATEMENTS
        QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                (Unaudited)


                                                                          Six Month Period
                                          Quarter Ended June 30,           Ended June 30,
                                           1996           1995           1996           1995
                                          ----------------------         -------------------
Interest Income:
  Interest and Fees on Loans            $1,926,000     $1,941,000     $3,886,000     $3,832,000
  Interest on Securities                 1,123,000        416,000      2,094,000        843,000
  Interest on Federal Funds Sold           235,000        614,000        527,000      1,107,000
                                        ----------     ----------     ----------     ----------

    Total Interest Income                3,284,000      2,971,000      6,507,000      5,782,000
                                        ----------     ----------     ----------     ----------

Interest Expense:
  Interest on Deposits                   1,529,000      1,297,000      2,992,000      2,403,000
  Interest on Notes Payable                 15,000         34,000         37,000         56,000
                                        ----------     ----------     ----------     ----------

    Total Interest Expense               1,544,000      1,331,000      3,029,000      2,459,000
                                        ----------     ----------     ----------     ----------

      Net Interest Income                1,740,000      1,640,000      3,478,000      3,323,000
  Provision for Loan Losses                 71,000         30,000        121,000         72,000
                                        ----------     ----------     ----------     ----------

      Net Interest Income After
     Provision for Loan Losses           1,669,000      1,610,000      3,357,000      3,251,000
                                        ----------     ----------     ----------     ----------

Noninterest Income:
  Service Charges                          302,000        304,000        594,000        612,000
  Trust Fees                                43,000         52,000         96,000        107,000
  Other Income                              34,000         28,000         52,000         66,000
                                        ----------     ----------     ----------     ----------

    Total Noninterest Income               379,000        384,000        742,000        785,000
                                        ----------     ----------     ----------     ----------

Noninterest Expenses:
  Salaries and Employee Benefits           759,000        696,000      1,517,000      1,410,000
  Net Occupancy Expense                    177,000        159,000        345,000        327,000
  Equipment Expense                        161,000        181,000        321,000        352,000
  Professional Fees                         82,000        255,000        140,000        338,000
  Stationery, Printing and Supplies Expense 77,000         55,000        140,000        117,000
  Net Costs (Revenues) Applicable to
    Real Estate and Other
    Repossessed Assets                      (3,000)        (5,000)         2,000         (9,000)
  Other Expenses                           316,000        377,000        608,000        723,000
                                        ----------     ----------     ----------     ----------

    Total Noninterest Expenses           1,569,000      1,718,000      3,073,000      3,258,000
                                        ----------     ----------     ----------     ----------

      Income Before Federal Income Taxes   479,000        276,000      1,026,000        778,000
  Federal Income Taxes                     163,000         94,000        349,000        264,000
                                        ----------     ----------     ----------     ----------

        Net Income                      $  316,000     $  182,000     $  677,000     $  514,000
                                        ==========     ==========     ==========     ==========

Preferred Stock Dividends               $   17,000     $   17,000     $   34,000     $   35,000
                                        ==========     ==========     ==========     ==========

Net Income Available to
  Common Stockholders                   $  299,000     $  165,000     $  643,000     $  479,000
                                        ==========     ==========     ==========     ==========

Primary Earnings per Common
  Share Available
  to Common Stockholders                $     0.27     $     0.16     $     0.60     $     0.46
                                        ==========     ==========     ==========     ==========

Fully Diluted Earnings Per Common Share
  Available to Common Stockholders      $     0.23     $     0.14     $     0.50     $     0.38
                                        ==========     ==========     ==========     ==========









       See Accompanying Notes to Consolidated Financial Statements.

                       INDEPENDENT BANKSHARES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                (UNAUDITED)


                                                               1996             1995
                                                               ----             ----
Cash Flows from Operating Activities:
    Net Income                                             $   677,000         $   514,000
                                                           -----------         -----------
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Deferred Federal Income Tax Expense                        144,000             248,000
    Depreciation and Amortization                              195,000             188,000
    Provision for Loan Losses                                  121,000              72,000
    Loss on Sale of Available-for-sale Securities               12,000                   0
    Gain on Sale of Held-to-maturity Securities                 (2,000)                  0
    Gain on Sales of Premises and Equipment                          0              (3,000)
    Gain on Sales of Real Estate and Other
      Repossessed Assets                                       (16,000)            (25,000)
    Writedown of Real Estate and Other
       Repossessed Assets                                       15,000              18,000
    (Increase) Decrease in Accrued Interest
       Receivable                                             (312,000)             61,000
    Increase in Goodwill                                      (991,000)                  0
    Decrease in Other Assets                                   127,000              89,000
    Increase (Decrease) in Accrued Interest Payable            (84,000)            244,000
    Increase (Decrease) in Other Liabilities                    28,000            (741,000)
                                                           -----------         -----------


        Net Cash Provided by (Used in)
          Operating Activities                                 (86,000)            665,000
                                                           -----------         -----------


Cash Flows from Investing Activities:
    Proceeds from Maturities of
      Available-for-sale Securities                             28,000           6,658,000
    Proceeds from Maturities of Held-to-maturity Securities 12,141,000             782,000
    Proceeds from Sale of Available-for-sale Securities         30,000                   0
    Proceeds from Sale of Held-to-maturity Securities        2,000,000                   0
    Purchases of Available-for-sale Securities             (16,575,000)                  0
    Purchases of Held-to-maturity Securities               (22,684,000)         (2,000,000)
    Net Increase in Loans                                   (4,534,000)         (2,614,000)
    Additions to Premises and Equipment                       (666,000)            (95,000)
    Proceeds from Sales of Premises and Equipment               94,000               3,000
    Proceeds from Sales of Real Estate and Other
      Repossessed Assets                                       467,000             444,000
    Cash and Cash Equivalents Held by Peoples
      National Bank, Winters, Texas, on
      January 1, 1996 (Date of Acquisition)                  1,265,000                   0
    Cash and Cash Equivalents Held by Coastal
      Banc ssb, San Angelo, Texas, on
      May 27, 1996 (Date of Acquisition)                        54,000                   0

        Net Cash Provided by (Used in) Investing
          Activities                                       (28,380,000)          3,178,000
                                                           -----------         -----------



Cash Flows from Financing Activities:
    Increase in Deposits                                    20,877,000           8,151,000
    Proceeds from Notes Payable                                      0             250,000
    Repayment of Notes Payable                                (245,000)           (182,000)
    Payment of Cash Dividends                                 (121,000)            (89,000)
    Payment for Fractional Shares in Stock Dividend                  0              (3,000)
                                                           -----------         -----------


        Net Cash Provided by Financing Activities           20,511,000           8,127,000
                                                           -----------         -----------


Net Increase (Decrease) in Cash and Cash Equivalents        (7,955,000)         11,970,000
Cash and Cash Equivalents at Beginning of Period            34,759,000          38,764,000
                                                           -----------         -----------


Cash and Cash Equivalents at End of Period                 $26,804,000         $50,734,000
                                                           ===========         ===========


Cash Paid During the Period for:
    Interest                                                $3,113,000          $2,215,000
    Federal Income Taxes                                       248,000              15,000

Noncash Investing Activities:
    Additions to Real Estate and Other Repossessed Assets
      Through Foreclosures                                    $469,000            $418,000
    Sales of Real Estate and Other Repossessed Assets
      Financed with Loans                                       45,000             117,000
    Transfer of Real Estate and Other Repossessed
      Assets to Loans                                                0             125,000
    Increase (Decrease) in Unrealized Gain/Loss on
      Available-for-sale
      Securities, Net of Tax                                  (179,000)             99,000



       See Accompanying Notes to Consolidated Financial Statements.

                       INDEPENDENT BANKSHARES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

     For information with regard to significant accounting policies, reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

     The accompanying financial statements reflect all adjustments that are, in the opinion of management of the Company, necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal recurring nature.

(2)  Quasi-reorganization

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas, the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards has been and will be credited against the Company's gross deferred tax asset. The reduction in the Company's deferred tax asset during the first six months of 1996 and 1995 totaled $144,000 and $248,000, respectively.

(3)  Notes Payable

     The Company has a note payable to a financial institution in Amarillo, Texas (the "Amarillo Bank"). This note (the "Long-term Note") had a maturity of April 15, 1996. On April 15, 1996, the Company paid the Amarillo Bank $100,000 to reduce the outstanding principal balance to $371,000 and the maturity date was extended to April 15, 1999. Equal principal payments of $31,000, plus accrued interest, are due quarterly on January 15, April 15, July 15 and October 15. The Long-term Note bears interest at the Amarillo Bank's floating base rate plus 1% (9.25% at June 30, 1996) and is collateralized by 100% of the stock of First State Bank, N.A., Abilene, Texas ("First State, N.A., Abilene") and First State Bank, N.A., Odessa, Texas ("First State, N.A., Odessa") (collectively, the "Banks"). The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,000,000 or greater. The loan agreement also requires the Company and the Banks to meet certain financial ratios, all of which were met at June 30, 1996, and December 31, 1995.

     In addition, at June 30, 1996, the Company had notes payable to one current and two former directors of the Company aggregating $223,000. These notes had an original face amount of $350,000 but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first annual installment of $117,000 was made on March 1, 1996. The notes represent a portion of the final settlement of certain litigation.

(4)  Federal Income Taxes

     In February 1992, the FASB issued Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), which required companies to adopt the liability method for computing income taxes no later than 1993. In applying the new method in 1993, the Company established a gross deferred tax asset of $3,190,000, a portion of which relates to federal tax net operating loss carryforwards and deductible temporary differences arising prior to the company's quasi-reorganization as of December 31, 1989. FAS 109 requires that consideration be given to establishing a valuation allowance against such deferred tax assets. Initially, the Company established a valuation allowance of $2,290,000, resulting in a net deferred tax asset of $900,000. As a result of the acquisition of Winters State Bank, Winters, Texas ("Winters State"), the Company increased its gross deferred tax asset and the related valuation allowance by approximately $972,000 during 1993. This gross deferred tax asset arose mainly due to net operating loss carryforwards and other future deductible temporary differences. The Company reduced the valuation allowance during 1995 by $1,600,000 and transferred such amount to additional paid-in-capital due to the Company's belief, based on the Company's recent earnings history, that it is more likely than not that sufficient pre-tax income will be generated in the foreseeable future to realize its net deferred tax asset. Additionally, during 1995, the Company reduced its gross deferred tax asset and related valuation allowance by $708,000 as a result of the write-off of a portion of the deferred tax asset related to the Winters State net operating loss carryforwards that will not be utilized.

(5)  Earnings Per Share

     Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding preferred stock is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the earnings per share calculations. The Series C Preferred Stock issued in December 1990 was determined not to be a common stock equivalent and, therefore, is not used to calculate primary earnings per common share. In computing fully diluted earnings per common share for the quarters and six-month periods ended June 30, 1996 and 1995, the conversion of the Series C Preferred Stock was assumed, as the effect is dilutive. The weighted average common shares outstanding used in computing primary earnings per common share for the quarters ended June 30, 1996 and 1995, was 1,083,000 and 1,044,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the quarters ended June 30, 1996 and 1995, was 1,357,000 and 1,349,000 shares, respectively. The weighted average common shares outstanding used in computing primary earnings per common share for the first six months of 1996 and 1995, was 1,069,000 and 1,043,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the first six months of 1996 and 1995 was 1,357,000 and 1,348,000 shares, respectively.

(6)  Acquisition of Subsidiary Bank

     First State, N.A., Abilene acquired 100% of the outstanding shares of Peoples National Bank, Winters, Texas ("Peoples National") effective January 1, 1996, in a cash transaction. At that date, Peoples National had total assets of $5,505,000, total loans, net of unearned income of $2,767,000, total deposits of $4,958,000 and stockholders' equity of $525,000. This acquisition was accounted for using the purchase method of accounting. A total of $260,000 of goodwill was recorded as a result of this acquisition. Peoples National was merged with and into First State, N.A., Abilene.

     First State, N.A., Abilene also acquired the San Angelo, Texas branch of Coastal Banc ssb effective May 27, 1996, in a cash transaction. First State, N.A., Abilene purchased $155,000 in loans and assumed $14,895,000 in deposits in the transaction. This acquisition was accounted for using the purchase method of accounting. A total of $743,000 of goodwill was recorded as a result of the acquisition.

(7)  Pending Acquisition

     On July 11, 1996, the Company and First State, N.A., Abilene entered into a definitive agreement to acquire Crown Park Bancshares, Inc. ("Crown Park") for approximately $7,425,000 and to merge Crown Park's subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), with and into First State, N.A., Abilene. At June 30, 1996, Western National had total assets of $55,524,000, total loans, net of unearned income, of $34,560,000, total deposits of $49,938,000, and stockholders' equity of $5,261,000.

     Consummation of the acquisition is subject to various regulatory approvals and other conditions. Among other things, the Company will file an application with the Office of the Comptroller of the Currency (the "Comptroller") for approval of the merger. Additionally, to recognize certain cost savings and to utilize the Banks' capital more effectively than on a stand-alone basis, the application filed with the Comptroller will seek approval to merge First State, N.A., Odessa with and into First State, N.A. Abilene. If the approvals are received and the conditions satisfied, the transaction will probably be consummated in December 1996 or January 1997, at which time Western National will become a branch of First State, N.A., Abilene.

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

The Company

     The Company is a multi-bank holding company that, at June 30, 1996, owned 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas ("First State, N.A., Abilene") and First State Bank, National Association, Odessa, Texas ("First State, N.A., Odessa") (collectively, the "Banks"). At June 30, 1996, First State, N.A., Abilene had two full-service banking locations in Abilene, one in San Angelo, Texas, one in Stamford, Texas and one in Winters, Texas, and First State, N.A., Odessa had two full-service banking locations in Odessa.

     First State, N.A., Abilene acquired Peoples National Bank, Winters, Texas ("Peoples National") effective January 1, 1996. The existing location of Peoples National was subsequently closed and merged with and into First State, N.A., Abilene's existing branch facility in Winters. Effective May 27, 1996, First State, N.A., Abilene also acquired the San Angelo branch of Coastal Banc ssb ("Coastal Banc - San Angelo"). Coast Banc - San Angelo was merged with and into and became a branch of First State, N.A., Abilene.

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at June 30, 1996, and December 31, 1995, and results of operations for each of the quarters and six-month periods ended June 30, 1996 and 1995. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Quasi-reorganization

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas, the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards has been and will be credited against the Company's gross deferred tax asset. The tax effect of utilization of these net operating losses during the first six months of 1996 and 1995 totaled $144,000 and $248,000, respectively.

Results of Operations

General

     Net income for the quarter ended June 30, 1996, amounted to $316,000 ($0.27 primary earnings per common share) compared to net income of $182,000 ($0.16 primary earnings per common share) for the quarter ended June 30, 1995. Net income for the six-month period ended June 30, 1996, was $677,000 ($0.60 primary earnings per common share) compared to net income of $514,000 ($0.46 primary earnings per common share) for the six-month period ended June 30, 1995. The results of operations for the quarter and six-month period ended June 30, 1995, included legal and settlement expenses of $135,000 (net of tax expense of $70,000), or $0.13 primary earnings per common share, as a result of the final settlement of certain litigation.

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

     Net interest income amounted to $1,740,000 for the second quarter of 1996, an increase of $100,000, or 6.1%, from the second quarter of 1995. Net interest income for the second quarter of 1995 was $1,640,000. Net interest income for the first six months of 1996 was $3,478,000, an increase of $155,000, or 4.7%, from net interest income of $3,323,000 for the first six
months of 1995.   The increases in 1996 were due to the acquisitions of
Peoples National effective January 1, 1996, and Coastal Banc - San Angelo effective May 27, 1996. The net interest margin on a fully taxable-equivalent basis, was 3.93% and 4.02% for the second quarter and first six months of 1996, respectively, compared to 4.25% and 4.39% for the second quarter and first six months of 1995, respectively. The reason for the decreases in the net interest margin during 1996 is the fact that in the acquisitions of Peoples National and Coastal Banc - San Angelo, the Company acquired $19,853,000 in deposits and only $2,922,000 in loans. As a result, a significant amount of the increased funds has been invested in investment securities and federal funds sold which yield a lower rate of interest than loans and, therefore, have a negative impact on the Company's net interest margin.

     At June 30, 1996, approximately $21,975,000, or 26.0%, of the Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. This amount represents 47.7% of the Company's loans, excluding loans to individuals which are almost exclusively fixed rate in nature. Average rates paid for various types of deposits, particularly certificates of deposit, increased for the first six months of 1996, compared to the first six months of 1995. For example, the average rate paid by the Company for certificates of deposit of $100,000 or more decreased slightly from 5.47% for the first six months of 1995 to 5.41% for the first six months of 1996. The average rate paid for certificates of deposit less than $100,000 increased to 5.41% during the first half of 1996 from 5.14% during the first half of 1995. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, decreased slightly from an average of 2.34% during the first six months of 1995 to an average of 2.33% during the first half of 1996. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets, an overall rising interest rate environment normally produces a lower net interest margin than a falling interest rate environment.

     The following table presents the average balance sheets of the Company for the quarters and six-month periods ended June 30, 1996 and 1995, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                                             Quarter Ended June 30,
                                          ---------------------------------------------------------------
                                                     1996                             1995
                                          ------------------------------   ------------------------------
                                                     Interest                         Interest
                                          Average    Income/      Yield/   Average    Income/      Yield/
                                          Balance    Expense      Rate     Balance    Expense      Rate
                                          -------    -------      -----    -------    -------      -----
                                                              (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned income (1)       $ 83,121   $ 1,927      9.27%    $ 83,264   $ 1,941       9.32%
  Securities (2)                            76,100     1,123      5.90       30,691       417       5.43
  Federal funds sold                        17,744       234      5.28       40,403       614       6.08
                                          --------   -------      ----     --------   -------       ----
      Total interest-earning assets        176,965     3,284      7.42      154,358     2,972       7.70
                                          --------   -------      ----     --------   -------       ----

Noninterest-earning assets:
  Cash and due from banks                    6,858                            6,721
  Premises and equipment                     4,382                            4,256
  Accrued interest receivable
    and other assets                         4,943                            3,039
  Allowance for possible loan losses          (861)                            (811)
                                          --------                         --------
      Total noninterest-earning assets      15,322                           13,205
                                          --------                         --------
          Total assets                    $192,287                         $167,563
                                          ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                         $57,324      $334      2.33%     $52,873      $310       2.35%
  Time deposits                             89,462     1,195      5.34       71,265       987       5.54
                                          --------   -------      ----     --------   -------       ----
    Total interest-bearing deposits        146,786     1,529      4.17      124,138     1,297       4.18
  Notes payable                                622        15      9.65        1,284        34      10.59
                                          --------   -------      ----     --------   -------       ----
      Total interest-bearing liabilities   147,408     1,544      4.19      125,422     1,331       4.24
                                          --------   -------      ----     --------   -------       ----

Noninterest-bearing liabilities:
  Demand deposits                           29,798                           28,952
  Accrued interest payable and
    other liabilities                        1,009                            1,170
                                          --------                         --------
      Total noninterest-bearing liabilities 30,807                           30,122
                                          --------                         --------
        Total liabilities                  178,215                          155,544

Stockholders' equity                        14,072                           12,019
                                          --------                         --------
          Total liabilities and
            stockholders' equity          $192,287                         $167,563
                                          ========                         ========

Net interest income                                   $1,740                           $1,641
                                                      ======                           ======
Interest rate spread (3)                                          3.23%                            3.46%
                                                                  ====                             ====
Net interest margin (4)                                           3.93%                            4.25%
                                                                  ====                             ====

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

                                                           Six Months Ended June 30,
                                          ---------------------------------------------------------------
                                                          1996                             1995
                                          ------------------------------   ------------------------------
                                                     Interest                         Interest
                                          Average    Income/      Yield/   Average    Income/      Yield/
                                          Balance    Expense      Rate     Balance    Expense      Rate
                                          -------    -------      -----    -------    -------      -----
                                                             (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned income (1)       $ 83,319   $ 3,886      9.33%    $ 82,901    $3,832       9.24%
  Securities (2)                            70,050     2,094      5.98       31,487       845       5.37
  Federal funds sold                        19,635       527      5.37       36,980     1,107       5.99
                                          --------    ------      ----     --------    ------      -----
      Total interest-earning assets        173,004     6,507      7.52      151,368     5,784       7.64
                                          --------    ------      ----     --------    ------      -----

Noninterest-earning assets:
  Cash and due from banks                    7,225                            7,216
  Premises and equipment                     4,348                            4,225
  Accrued interest receivable
    and other assets                         4,962                            3,024
  Allowance for possible loan losses          (868)                            (809)
                                          --------                         --------
      Total noninterest-earning assets      15,667                           13,656
                                          --------                         --------
          Total assets                    $188,671                         $165,024
                                          ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                         $56,172      $654     2.33%      $53,780      $630       2.34%
  Time deposits                             86,375     2,337      5.41       67,838     1,773       5.23
                                          --------    ------      ----     --------    ------      -----
    Total interest-bearing deposits        142,547     2,991      4.20      121,618     2,403       3.95
  Notes payable                                703        38     10.81        1,094        56      10.24
                                          --------    ------      ----     --------    ------      -----
      Total interest-bearing liabilities   143,250     3,029      4.23      122,712     2,459       4.01
                                          --------    ------      ----     --------    ------      -----

Noninterest-bearing liabilities:
  Demand deposits                           30,185                           29,166
  Accrued interest payable and
    other liabilities                        1,114                            1,494
                                          --------                         --------
      Total noninterest-bearing liabilities 31,299                           30,660
                                          --------                         --------
        Total liabilities                  174,549                          153,372

Stockholders' equity                        14,122                           11,652
                                          --------                         --------
          Total liabilities and
            stockholders' equity          $188,671                         $165,024
                                          ========                         ========

Net interest income                                   $3,478                           $3,325
                                                      ======                           ======
Interest rate spread (3)                                          3.29%                             3.63%
                                                                  ====                              ====
Net interest margin (4)                                           4.02%                             4.39%
                                                                  ====                              ====

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


                                              Quarters Ended          Six-Month Periods Ended
                                           June 30, 1996 vs. 1995      June 30, 1996 vs 1995
                                         --------------------------  --------------------------
                                         Increase (Decrease) Due To  Increase (Decrease) Due To
                                                  Changes In:               Changes In:
                                         --------------------------  ---------------------------
                                           Volume    Rate   Total    Volume    Rate    Total
                                           ------    ----   -----    ------    ----    -----
                                                (In thousands)            (In thousands)

Interest-earning assets:
     Loans, net of unearned income (1)         (3)    (11)    (14)      18      36      54
     Securities (2)                           667      39     706    1,143     106   1,249
     Federal funds sold                      (308)    (72)   (380)    (475)   (105)   (580)
                                            -----    ----    ----     ----    ----    ----
        Total interest income                 356     (44)     312      686      37     723
                                            -----    ----    ----     ----    ----    ----

Interest-bearing liabilities:
     Deposits:
      Demand, savings and
     money market deposits                     26      (2)     24       27      (3)     24
      Time deposits                           245     (37)    208      501      63     564
                                            -----    ----    ----     ----    ----    ----
       Total interest-bearing deposits        271     (39)    232      528      60     588
     Notes payable                            (16)     (3)    (19)     (21)      3     (18)
                                            -----    ----    ----     ----    ----    ----
        Total interest expense                255     (42)    213      507      63     570
                                            -----    ----    ----     ----    ----    ----

Increase (decrease) in net interest
   income                                    $101    $ (2)   $ 99     $179    $(26)   $153
                                            =====    ====    ====     ====    ====    ====

______________________________
(1)  Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(2)  Information with respect to tax-exempt securities for 1995 is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.



Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of each Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses for the quarter and six-month period ended June 30, 1996, were $71,000 and $121,000, respectively, compared to $30,000 and $72,000, respectively, for the quarter and six-month period ended June 30, 1995. These represent increases of $41,000 and $49,000, respectively. The increased provisions in 1996 were primarily a result of the charge-off of the remaining balance of $100,000 on a loan collateralized by real estate that had been on nonaccrual for several years because the borrower was in bankruptcy. Collection of the loan is now considered to be very unlikely. The reduced provisions in all periods compared to several years ago reflect the general stabilization of the economic conditions in the Company's primary service areas. In addition, the overall quality of the Company's loan portfolio has improved, necessitating generally lower provisions.

Noninterest Income

     Noninterest income decreased $5,000, or 1.3%, from $384,000 during the second quarter of 1995 to $379,000 during the second quarter of 1996. Noninterest income also decreased $43,000, or 5.5%, from $785,000 for the first six months of 1995 to $742,000 for the first six months of 1996.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income decreased from $304,000 during the second quarter of 1995 to $302,000 during the second quarter of 1996, a 0.7% decrease, and decreased $18,000, or 2.9%, from $612,000 for the first six months of 1995 to $594,000 for the first six months of 1996. Despite the overall growth in total deposits during the past year, the level of demand deposits, on which service charges are assessed, has remained fairly stable.

     Trust fees from the operation of the trust department of First State, N.A., Odessa decreased $9,000, or 17.3%, from $52,000 during the second quarter of 1995 to $43,000 during the same period in 1996 and decreased $11,000, or 10.3%, from $107,000 for the first six months of 1995, to $96,000 for the first six months of 1996 as a result of a one-time $24,000 fee received for services performed as executor of an estate during 1995, which was partially offset in the 1996 periods by increased fees collected due to an increased amount of assets under management.

     Other income is the sum of several small components of noninterest income including insurance premiums earned on automobiles financed through the Company's indirect installment loan program and other sources of miscellaneous income. Other income increased $6,000, or 21.4%, from $28,000 during the second quarter of 1995 to $34,000 during the second quarter of 1996, but decreased $14,000, or 21.2%, from $66,000 for the first six months of 1995 to $52,000 for the corresponding period in 1996 due to a $26,000 decrease in insurance premium income as a result of decreasing loan activity in that area and a net loss of $10,000 on sales of securities during the first half of 1996. These decreases were partially offset by an increase in other miscellaneous income.

Noninterest Expenses

     Noninterest expenses decreased $149,000, or 8.7%, from $1,718,000 during the second quarter of 1995 to $1,569,000 during the second quarter of 1996, and decreased $185,000, or 5.7%, from $3,258,000 during the first six months of 1995 to $3,073,000 during the first six months of 1996. Noninterest expenses for the quarter and six-month period ended June 30, 1995, were higher than normal due to the payment of an additional $205,000 in legal fees and settlement expenses on the final settlement of certain litigation.

     Salaries and employee benefits rose $63,000, or 9.1%, from $696,000 for the second quarter of 1995 to $759,000 for the corresponding period of 1996, and increased $107,000, or 7.6%, from $1,410,000 for the six-month period ended June 30, 1995, to $1,517,000 for the corresponding period of 1996. The increases were a result of the acquisitions of Peoples National effective January 1, 1996, and Coastal Banc
- - San Angelo effective May 27, 1996, and overall salary increases effective January 1, 1996.

     Net occupancy expense increased $18,000, or 11.3%, from $159,000 for the second quarter of 1995 to $177,000 for the same period in 1996, and increased $18,000, or 5.5%, from $327,000 for the first six months of 1995 to $345,000 for the first six months of 1996. The increases are due primarily to a reduction in rental income received in 1996 as a result of the loss of a tenant in the building owned by First State, N.A., Odessa.

     Equipment expense decreased from $181,000 for the second quarter of 1995 to $161,000 for the corresponding period in 1996, representing a decrease of $20,000, or 11.0%. These expenses also decreased $31,000, or 8.8%, from $352,000 for the first six months of 1995 to $321,000 for the first six months of 1996. These decreases are a result of a significant amount of furniture, fixtures and equipment at First State N.A., Odessa that became fully depreciated during the latter part of 1995 and the first quarter of 1996, thereby decreasing depreciation expense associated with such assets.

     Professional fees, which include legal and accounting fees, decreased $173,000, or 67.8%, from $255,000 during the second quarter of 1995 to $82,000 during the second quarter of 1996, and decreased $198,000, or 58.6%, from $338,000 during the first six months of 1995 to $140,000 for the corresponding period of 1996. The decreases were due to the settlement of litigation noted above during 1995.

     Stationery, printing and supplies expense increased $22,000, or 40.0%, from $55,000 for the second quarter of 1995 to $77,000 for the second quarter of 1996, and increased $23,000, or 19.7%, from $117,000 for the first six months of 1995 to $140,000 for the first six months of 1996, primarily due to the acquisitions of Peoples National and Coastal Banc - San Angelo effective January 1, 1996, and May 27, 1996, respectively.

     Net costs (revenues) applicable to real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. Net revenues decreased from $5,000 for the second quarter of 1995 to $3,000 for the corresponding period of 1996, and the Company recorded net revenues of $9,000 for the first six months of 1995, compared to $2,000 in net costs for the first six months of 1996. The amount of real estate and other repossessed assets has declined over the past few years, notwithstanding the bank acquisitions made in 1993 and 1996.

     Other noninterest expense includes, among many other items, postage, advertising, insurance, directors' fees, dues and subscriptions, regulatory examinations, travel and entertainment, due from bank account charges and Federal Deposit Insurance Corporation ("FDIC") insurance. These expenses decreased $61,000, or 16.2%, from $377,000 during the second quarter of 1995 to $316,000 during the second quarter of 1996, and decreased $115,000, or 15.9%, from $723,000 for the first six months of 1995 to $608,000 for the first half of 1996. FDIC insurance premiums decreased $155,000 during the past year as a result of a reduction by the FDIC of deposit insurance rates for banks. This decrease was partially offset by an increase in other expenses as a result of the acquisitions of Peoples National and Coastal Banc - San Angelo.

Federal Income Taxes

     The Company effected a quasi-reorganization as of December 31, 1989. As a result of this transaction, the Company's net operating loss carryforwards existing at December 31, 1989, utilized subsequent to the quasi-reorganization date will not be credited to future income. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards has been and will be credited against the Company's gross deferred tax asset. The Company accrued $349,000 and $264,000 in federal income taxes in the first six months of 1996 and 1995, respectively. Of these amounts, $144,000 and $248,000 were offset against the Company's gross deferred tax asset during the first six months of 1996 and 1995, respectively. See "Quasi-reorganization" above.

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

Analysis of Financial Condition

Assets

     Total assets increased $20,957,000, or 11.6%, from $180,344,000 at
December 31, 1995, to $201,301,000 at June 30, 1996, primarily due to the acquisitions of Peoples National and Coastal Banc - San Angelo, which had aggregate total assets of approximately $20,400,000 at the respective dates of acquisition.

Cash and Cash Equivalents

     The amount of cash and cash equivalents decreased $7,955,000, or 22.9%, from $34,759,000 at December 31, 1995, to $26,804,000 at June 30, 1996, due
to a decrease in federal funds sold, and a corresponding increase in securities, at June 30, 1996.

Securities

     Securities increased $24,789,000, or 44.3%, from $55,907,000 at December 31, 1995, to $80,696,000 at June 30, 1996. The increase in 1996 is primarily due to the reduction in federal funds sold noted above and the investment in securities of the net proceeds received from the assumption of the deposits from the Coastal Banc - San Angelo acquisition.

     The board of directors of each Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities and federal agency securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totalling $32,992,000 are classified as available-for-sale and are carried at fair value at June 30, 1996. Securities totalling $47,704,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions. During the first quarter of 1996, the Company sold investments in certain mutual funds obtained in the acquisition of Peoples National with a book value of $30,000 because they did not meet the Company's investment criteria. A loss of $12,000 was recorded on the sale of such investments. During the second quarter of 1996, the Company sold investments classified as held-to-maturity with a book value of $1,998,000 approximately 30 days prior to their scheduled maturity and recorded a $2,000 gain on such sale.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 1996, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $10,261,000, or 12.7% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                  June 30, 1996    December 31, 1995
                                  -------------    -----------------
                                   Amount    %       Amount    %
                                   ------   ---      ------   ---
                                           (In thousands)
Carrying value:
  U.S. Treasury securities       $39,843   49.4%    $32,297    57.8%
  Obligations of other
    U.S. Government
    agencies and corporations     34,539   42.8      23,021    41.2
  Mortgage-backed securities       5,871    7.3         146     0.2
  Other securities                   443    0.5         443     0.8
                                 -------  -----     -------   -----

Total carrying value
  of securities                  $80,696  100.0%    $55,907   100.0%
                                 =======  =====     =======   =====

Total market value of securities $79,908            $56,132
                                 =======            =======


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at June 30, 1996. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion.

                                                                            Estimated    Weighted
Type and Maturity Grouping                          Principal    Carrying      Fair      Average
      at June 30, 1996                               Amount        Value      Value        Yield
- --------------------------                          ---------    --------   ---------    --------
                                                                   (Dollars in thousands)
U.S. Treasury securities:
      Within one year                                 $13,000    $13,023      $13,035       5.93%
      After one but within five years                  27,100     26,820       26,793       5.78
         Total U.S. Treasury securities                40,100     39,843       39,828       5.83
                                                      -------    -------      -------       ----

Obligations of other U.S. Government
   agencies and corporations:
     Within one year                                      500        498          494       4.80
     After one but within five years                   34,000     34,041       33,484       6.40
                                                      -------    -------      -------       ----
         Total obligations of U.S. Government
           agencies and corporations                   34,500     34,539       33,978       6.38
                                                      -------    -------      -------       ----

Mortgage-backed securities                              5,720      5,871        5,659       6.14
                                                      -------    -------      -------       ----

Other securities:
      After one but within five years                       5          5            5       5.49
      After ten years                                     438        438          438       3.56
                                                      -------    -------      -------       ----
          Total other securities                          443        443          443       3.59
                                                      -------    -------      -------       ----

            Total securities                          $80,763    $80,696      $79,908       6.07%
                                                      =======    =======      =======       ====


Loan Portfolio

     Total loans, net of unearned income, increased $2,637,000, or 3.2%, from $81,927,000 at December 31, 1995, to $84,564,000 at June 30, 1996. The
increase during the first six months of 1996 was a result of the purchase of Peoples National effective January 1, 1996.

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

     Due to diminished loan demand in most areas during the early 1990's, the Banks instituted an installment loan program whereby they began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. Under this program, a dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At June 30, 1996, the Company had approximately $29,960,000, net of unearned income, of this type of loan outstanding.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                            June 30,             December 31,
                                              1996                    1995
                                            --------             ------------
                                                   (In thousands)

Loans to individuals                         $41,285                $39,868
Real estate loans                             23,943                 23,265
Commercial and industrial loans               19,127                 19,510
Other loans                                    2,978                  2,638
                                             -------                -------
    Total loans                               87,333                 85,281
Less unearned income                           2,769                  3,354
                                             -------                -------
    Loans, net of unearned
      income                                 $84,564                $81,927
                                             =======                =======


     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at June 30, 1996, except for those described above. The Banks had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 1996.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at June 30, 1996. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.


                                            One to   Over    Total
                                   One Year  Five    Five   Carrying
                                   and Less  Years   Years   Value
                                   -------- ------   -----  --------
                                               (In thousands)
Real estate loans                  $ 2,346 $15,610   $ 5,987 $23,943
Commercial and industrial loans      6,737   7,254     5,136  19,127
Other loans                          1,382     606       990   2,978
                                   ------- -------   ------- -------
    Total loans                    $10,465 $23,470   $12,113 $46,048
                                   ======= =======   ======= =======


With fixed interest rates          $ 2,611 $16,001   $ 5,461 $24,073
With variable interest rates         7,854   7,469     6,652  21,975
                                   ------- -------   ------- -------
    Total loans                    $10,465 $23,470   $12,113 $46,048
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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $796,000, or 0.94% of loans, net of unearned income, at June 30, 1996, compared to $759,000, or 0.93% of loans, net of unearned income, at December 31, 1995.

     Credit and loan decisions are made by management and the board of directors of each Bank in conformity with loan policies established by the board of directors of the Company. It is the practice of the Company to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, when the loan is classified as a loss by regulatory examiners or for other reasons. The Company charged off $182,000 and $268,000 in loans during the second quarter and first six months of 1996, respectively. Recoveries during the second quarter and first six months of 1996 were $13,000 and $35,000, respectively.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and six-month periods ended June 30, 1996 and 1995.


                                                        Quarter Ended          Six-Month Period Ended

                                                           June 30,                    June 30,
                                                        -------------          ----------------------
                                                      1996          1995        1996           1995
                                                      ----          ----        ----           ----
                                                                 (Dollars in thousands)

Analysis of allowance for possible loan losses:
Balance, beginning of period                        $   894       $   819     $   759        $   817
  Acquisition of subsidiary bank                          0             0         149              0
  Provision for loan losses                              71            30         121             72
                                                    -------       -------     -------        -------
                                                        965           849       1,029            889
                                                    -------       -------     -------        -------
Loans charged off:
  Loans to individuals                                   64            72         110            123
  Real estate loans                                     100            17         100             28
  Commercial and industrial loans                        18             0          58              0
  Other loans                                             0             0           0              0
                                                    -------       -------     -------        -------
    Total charge-offs                                   182            89         268            151
                                                    -------       -------     -------        -------
Recoveries of loans previously charged off:
  Loans to individuals                                    8            18          16             23
  Real estate loans                                       0             0           0              0
  Commercial and industrial loans                         5            20          19             37
  Other loans                                             0             5           0              5
                                                    -------       -------     -------        -------
    Total recoveries                                     13            43          35             65
                                                    -------       -------     -------        -------
     Net loans charged off                              169            46         233             86
                                                    -------       -------     -------        -------
  Balance, end of period                            $   796       $   803     $   796        $   803
                                                    =======       =======     =======        =======
Average loans outstanding, net of unearned income   $83,121       $83,264     $83,319        $82,901

                                                    =======       =======     =======        =======
Ratio of net loan charge-offs to average loans
  outstanding, net of unearned income (annualized)     0.81%         0.22%       0.56%          0.21%
Ratio of allowance for possible loan losses to total
  loans, net of unearned income, at end of period      0.94          0.96        0.94           0.96


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

     As the economies of the Banks' market areas have recovered and stabilized over the past several years, there has been a reduction in total loan losses and in the amount of the provision necessary to maintain an adequate balance in the allowance. This reflects not only the loan loss trend, but management's assessment of the continued reduction of credit risks associated with the loan portfolio.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 1996, and December 31, 1995.


                                    June 30, 1996              December 31, 1995
                               -----------------------      ------------------------
                                Amount     Percent of        Amount     Percent of
                                  of        Loans by           of        Loans by
                               Allowance    Category        Allowance    Category
                               Allocated    to Loans,       Allocated    to Loans,
                                  to       Net of Un-          to       Net of Un-
                               Category   earned Income     Category   earned Income
                               --------   -------------     --------   -------------
                                                   (Dollars in thousands)

Loans to individuals              $300         45.6%           $136          44.6%
Real estate loans                  130         28.3             197          28.4
Commercial and industrial loans     91         22.6              96          23.8
Other loans                         44          3.5              59           3.2
                                  ----        -----            ----         -----
                                   565        100.0%            488         100.0%
                                              =====                         =====
Unallocated                        231                          271
                                  ----                         ----
       Total allowance for
         possible loan losses     $796                         $759
                                  ====                         ====



Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Banks maintain an internally classified loan list that, along with the list of nonperforming assets discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At June 30, 1996, substandard loans totaled $1,568,000, of which $103,000 were loans designated as nonaccrual or 90 days past due. There were no loans classified as doubtful or loss at June 30, 1996.

     In addition to the internally classified and nonperforming loans, each Bank also has a "watch list" of loans that further assists each Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. The Banks review these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at June 30, 1996, are current and paying in accordance with loan terms. At June 30, 1996, watch list loans totaled $732,000 (including $285,000 of loans guaranteed by U.S. governmental agencies). At such date, no watch list loans were designated as nonaccrual, 90 days past due or restructured. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and real estate and other repossessed assets at June 30, 1996, and December 31, 1995.

                                          June 30,  December 31,
                                            1996       1995
                                          -------   ------------
                                             (In thousands)

Nonaccrual loans                               $ 97        $204
Accruing loans contractually
  past due over 90 days                           7          23
Restructured loans                               80          65
Real estate and other repossessed assets        295         337
                                               ----        ----

       Total nonperforming assets              $479        $629
                                               ====        ====


     The gross interest income that would have been recorded during the second quarter and first six months of 1996 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $7,000 and $13,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the second quarter or the first six months of 1996.

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

Real Estate and Other Repossessed Assets

     Real estate and other repossessed assets consists of real property and other assets unrelated to banking premises or facilities. Income derived from this real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At June 30, 1996, and December 31, 1995, real estate and other repossessed assets had an aggregate book value of $295,000 and $337,000, respectively. Real estate and other repossessed assets decreased $42,000, or 12.5%, during the first six months of 1996, notwithstanding the acquisition of Peoples National effective January 1, 1996, due to the sale of several parcels of other real estate during that time period. Of the June 30, 1996 balance, $107,000 represents twelve repossessed automobiles, $98,000 represents various residential properties and $90,000 represents various commercial properties. None of the individual parcels of real estate are carried at more than $36,000.

Premises and Equipment

     Premises and equipment increased $389,000, or 9.4%, during the first six months of 1996, from $4,155,000 at December 31, 1995, to $4,544,000 at June
30, 1996. The increase was due to the acquisitions of Peoples National and Coastal Banc - San Angelo which were partially offset by $180,000 of depreciation expense recorded on the Company's premises and equipment during the first half of 1996.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on loans and securities, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $312,000, or 20.9%, from $1,494,000 at December 31, 1995, to $1,806,000 at June 30,
1996. The increase was a result of an increase in securities, on which interest is collected semi-annually, and a decrease in federal funds sold, on which interest is collected daily. Of the total balance at June 30, 1996, $1,222,000, or 67.7%, was interest accrued on securities and $584,000, or 32.3%, was interest accrued on loans. The amounts of accrued interest receivable and percentages attributable to securities and loans at December 31, 1995, were $920,000, or 61.6%, and $574,000, or 38.4%, respectively.

Goodwill

     Goodwill increased from $0 at December 31, 1995, to $991,000 at June 30, 1996, as a result of the recording of $260,000 in goodwill from the Peoples National acquisition and $743,000 in goodwill from the Coastal Banc - San Angelo acquisition. A total of $12,000 in goodwill amortization expense was recorded during the first half of 1996.

Other Assets

     The most significant component of other assets at June 30, 1996, is a net deferred tax asset of $1,809,000. The balance of other assets decreased $127,000, or 5.0%, to $2,397,000 at June 30, 1996, from $2,524,000 at
December 31, 1995, primarily as a result of the utilization of $128,000 of the Company's net operating loss carryforwards.

Deposits

     The Banks' lending and investing activities are funded to a great extent by core deposits, 47.4% of which are demand, savings and money market deposits at June 30, 1996. Total deposits increased $20,877,000, or 12.7%, from $164,704,000 at December 31, 1995, to $185,581,000 at June 30, 1996.
The increase is due primarily to the acquisitions of Peoples National and Coastal Banc - San Angelo, which had aggregate total deposits of $19,853,000 at their respective dates of acquisition. The Banks do not accept brokered deposits.

     The following table presents the average amounts of and the average rates paid on deposits of the Company for the quarters and six-month periods ended June 30, 1996 and 1995:


                                        Quarter Ended June 30,                      Six-Month Period Ended June 30,
                            ---------------------------------------------     --------------------------------------------
                                   1996                       1995                   1996                     1995

                            -------------------        ------------------     -------------------      -------------------
                            Average     Average        Average    Average     Average     Average      Average     Average
                            Amount        Rate         Amount       Rate      Amount        Rate       Amount       Rate

                            -------     -------        -------    -------     -------     -------      -------     -------
                                                                     (Dollars in thousands)
Noninterest-bearing
 demand deposits           $ 29,798        --%         $ 28,952       --%    $ 30,185         --%     $ 29,166         --%
Interest-bearing demand,
 savings and money
 market deposits             57,324      2.33            52,873     2.35       56,172       2.33        53,780       2.34
Time deposits of less
 than $100,000               62,453      5.31            52,497     5.46       59,848       5.41        50,383       5.14
Time deposits of $100,000
 or more                     27,009      5.39            18,768     5.78       26,527       5.41        17,455       5.47
                           --------      ----          --------     ----     --------       ----      --------       ----
     Total deposits        $176,584      3.46%         $153,090     3.39%    $172,732       3.46%     $150,784       3.19%
                           ========      ====          ========     ====     ========       ====      ========       ====



     The maturity distribution of time deposits of $100,000 or more at June 30, 1996, is presented below.

                                     At June 30, 1996
                                     ----------------
                                      (In thousands)

          3 months or less                   $10,065
          Over 3 through 6 months              6,621
          Over 6 through 12 months             9,876
          Over 12 months                       7,341
                                             -------
             Total time deposits of $100,000
               or more                       $33,903
                                             =======


     The Banks experience some reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At June 30, 1996, deposits of $100,000 or more represented approximately 16.8% of the Company's total assets, compared to 13.2% of total assets at December 31, 1995.

Notes Payable

     The Company's notes payable decreased $241,000, or 28.4%, from $849,000 at December 31, 1995, to $608,000 at June 30, 1996. The decrease represents the regular quarterly principal payment made by the Company on the Long-term Note (as defined below under "Liquidity - Notes Payable") on January 15, 1996, a $100,000 principal payment made on the Long-term Note on April 15, 1996, when it matured and was renewed and the first of three annual installments on notes payable to one current and two former directors. See "Note 3: Notes Payable" to the Company's Consolidated Financial Statements.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $84,000, or 9.5%, from $882,000 at December 31, 1995, to $798,000 at June 30,
1996. The decrease was primarily a result of a decrease in accrued interest payable on Individual Retirement Accounts, a majority of which have annual maturity and interest payment dates around April 15.

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $28,000, or 30.8%, from $91,000 at December 31, 1995, to $119,000 at June 30,
1996, primarily because of an increase in the federal income tax liability of the Company due to the fact that, for alternative minimum tax purposes, all of the Company's net operating loss carryforwards had been utilized at December 31, 1995. As a result, the Company began paying federal income taxes at the effective rate of approximately 20% beginning January 1, 1996, as opposed to an effective rate of approximately 2% which the Company had been paying since 1989. The Company still has net operating loss carryforwards available for regular federal income tax purposes.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible.
The following table shows that ratio to be 54.5% at the 90-day interval, 50.5% at the 180-day interval and 45.4% at the 365-day interval at June 30, 1996. Currently, the Company is in a liability-sensitive position at the three intervals. During a slowly rising interest rate environment, especially on time deposits, as was the case during part of the first quarter and all of the second quarter of 1996, this position normally produces a lower net interest margin than in a rising interest rate environment. The Company also had $57,531,000 of interest-bearing demand, savings and money market deposits at June 30, 1996, that are somewhat less rate-sensitive. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio would have been 77.4% at the 365-day interval at June 30, 1996. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at June 30, 1996.


                                                                                    Volumes
                                                 Cumulative Volumes Subject to     Subject to
                                                       Repricing Within             Repricing
                                             ---------------------------------
                                             90 Days     180 Days     365 Days     After 1 Year    Total
                                             -------     --------     --------     ------------    -----
                                                                (Dollars in thousands)
Interest-earning assets:
      Federal funds sold                    $ 19,600    $ 19,600      $ 19,600              0    $ 19,600
      Securities                               3,498       6,841        13,629         67,067      80,696
      Loans, net of unearned income           24,806      26,500        29,938         54,626      84,564
                                            --------    --------      --------       --------    --------
        Total interest-earning assets         47,904      52,941        63,167        121,693     184,860
                                            --------    --------      --------       --------    --------
Interest-bearing liabilities:
      Demand, savings and money market
        deposits                              57,531      57,531        57,531              0      57,531
      Time deposits                           30,019      46,907        81,196         16,435      97,631
      Notes payable                              372         373           375            233         608
                                            --------    --------      --------       --------    --------
        Total interest-bearing liabilities    87,922     104,811       139,102         16,668     155,770
                                            --------    --------      --------       --------    --------
Rate-sensitivity gap(1)                     $(40,018)   $(51,870)     $(75,935)      $105,025     $29,090
                                            ========    ========      ========       ========     =======

Rate-sensitivity ratio(2)                       54.5%       50.5%         45.4%
                                                ====        ====          ====

______________________________
(1)  Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2)  Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.


Selected Financial Ratios

     The following table presents selected financial ratios (annualized) for the quarters and six-month periods ended June 30, 1996 and 1995.

                                                                          Six-Month Period
                                                Quarter Ended June 30,      Ended June 30,
                                                ----------------------    ----------------
                                                  1996          1995       1996      1995
                                                --------      --------    ------    ------
Net income to:
     Average assets                               0.66%         0.43%       0.72%     0.62%
     Average interest-earning assets              0.71          0.47        0.78      0.68
     Average stockholders' equity                 8.98          6.06        9.59      8.82
Dividend payout (1) to:
     Net income                                  17.45         17.03       12.80     10.51
     Average stockholders' equity                 1.57          1.03        1.23      0.93
Average stockholders' equity to:
     Average total assets                         7.32          7.17        7.48      7.06
     Average loans (2)                           16.93         14.43       16.95     14.06
     Average total deposits                       7.97          7.85        8.18      7.73
Average interest-earning assets to:
     Average total assets                        92.03         92.12       91.70     91.72
     Average total deposits                     100.22        100.83      100.16    100.39
     Average total liabilities                   99.30         99.24       99.11     98.69
Ratio to total average deposits of:
     Average loans (2)                           47.07         54.39       48.24     54.98
     Average noninterest-bearing deposits        16.87         18.91       17.48     19.34
     Average interest-bearing deposits           83.13         81.09       82.52     80.66
Total interest expense to total interest income  47.02         44.80       46.55     42.53

_________________________
(1)  Dividends on Common Stock only.
(2)  Before allowance for possible loan losses.


Liquidity

The Banks

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Banks to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $6,858,000 and $7,225,000 during the second quarter and first six months of 1996, respectively, and $6,721,000 and $7,216,000 during the second quarter and first six months of 1995, respectively. These amounts comprised 3.6% and 3.8% of average total assets during the second quarter and first six months of 1996, respectively, and 4.0% and 4.4% of average total assets during the second quarter and first six months of 1995, respectively. The average level of securities and federal funds sold was $93,844,000 and $89,685,000 during the second quarter and first six months of 1996, respectively, and $71,094,000 and $68,467,000 during the second quarter and first six months of 1995, respectively. Recently, a larger amount of the Banks' increasingly available funds has been invested in securities, due to static loan demand in the Company's market area and to the acquisition of Coastal Banc - San Angelo, which had $14,895,000 in deposits and only $155,000 in loans at the date of acquisition.

     The Banks sold securities with a book value of $1,999,000 and $2,029,000 during the quarter and six-month period ended June 30, 1996, respectively. The securities sold during the second quarter of 1996 were classified as held-to-maturity and were sold approximately 30 days prior to their scheduled maturity. A gain of $2,000 was recorded on such sale. The $30,000 of securities sold during the first quarter of 1996 were obtained in the Peoples National acquisition and were sold because they did not meet the Company's investment criteria. A loss of $12,000 was recorded on such sale. There were no sales of securities during the quarter or six-month period ended June 30, 1995. At June 30, 1996, $13,521,000, or 18.1%, of the Company's
securities portfolio, excluding mortgage-backed securities, matured within one year and $60,866,000, or 81.3%, excluding mortgage-backed securities, matured after one but within five years. The Banks' commercial lending activities are concentrated in loans with maturities of less than five years and with a combination of fixed and adjustable interest rates, while the Banks' installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Banks' experience, however, has been that these installment loans are paid off in an average of approximately 30 months. At June 30, 1996, approximately $29,938,000, or 35.4%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $24,586,000, or 53.4%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the second quarter and first six months of 1996, the Company's average deposits were $176,584,000 and $172,732,000, respectively, or 91.8% and 91.6% of average total assets, respectively, compared to $153,090,000 and $150,784,000, respectively, or 91.4% of average total assets, during the second quarter and first six months of 1995. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Banks. See "Analysis of Financial Condition - Deposits" above.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Banks to Independent Financial during the second quarter and first six months of 1996 totaled $150,000 and $375,000, respectively. Dividends paid by the Banks to Independent Financial during both the second quarter and first six months of 1995 were $200,000. Dividends paid by Independent Financial to the Company during the second quarter and first six months of 1996 were $150,000 and $375,000, respectively. Independent Financial paid dividends to the Company totaling $200,000 and $400,000 during the same time periods of 1995. At June 30, 1996, there were approximately $1,260,000 in dividends available for payment to Independent Financial by the Banks without regulatory approval.

     The payment of current tax liabilities generated by the Banks and management and service fees constituted 54% and 10%, respectively, of the Company's cash flow during the second quarter of 1996. These percentages were 49% and 9%, respectively, for the first six months of 1996. Pursuant to a tax-sharing agreement, the Company's subsidiaries pay to the Company an amount equal to their individual tax liabilities on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Banks to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that certain Banks incur losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $222,000 and $442,000 were paid by the Banks to the Company during the second quarter and first six months of 1996, respectively, compared to a total of $206,000 and $519,000 during the second quarter and first six months of 1995, respectively, $81,000 of which represented the final settlement of tax liabilities between the Company and the Banks for the year ended December 31, 1993.

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

     The Banks pay management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the subsidiaries' board meetings, audit and loan review services and related expenses. The Banks paid a total of $41,000 and $84,000 in management fees to the Company during the second quarter and first six months of 1996, respectively, compared to $44,000 and $87,000 paid by the Banks during the second quarter and first six months of 1995, respectively. The Company's fees must be reasonable in relation to the management services rendered, and each Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

     The Company has a note payable to a financial institution in Amarillo, Texas (the "Amarillo Bank"). This note (the "Long-term Note") had a maturity of April 15, 1996. On April 15, 1996, the Company paid the Amarillo Bank $100,000 to reduce the outstanding principal balance to $371,000 and the maturity date was extended to April 15, 1999. Equal principal payments of $31,000, plus accrued interest, are due quarterly on January 15, April 15, July 15 and October 15. The Long-term Note bears interest at the Amarillo Bank's floating base rate plus 1% (9.25% at June 30, 1996) and is collateralized by 100% of the stock of First State, N.A., Abilene, and First State, N.A., Odessa. The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,000,000 or greater. The loan agreement also requires the Company and the Banks to meet certain financial ratios, all of which were met at June 30, 1996, and December 31, 1995.

     In addition, at June 30, 1996, the Company had notes payable to one current and two former directors of the Company aggregating $223,000. These notes had an original face amount of $350,000 but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first annual principal installment of $117,000 was made on March 1, 1996. The notes represent a portion of the final settlement of certain litigation.

Capital Resources

     At June 30, 1996, stockholders' equity totaled $14,195,000, or 7.1% of total assets, compared to $13,818,000, or 7.7% of total assets, at December 31, 1995.

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

     Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Banks' risk-based capital ratios and leverage ratios to the minimum regulatory requirements at June 30, 1996.


  The Company                                                                        June 30, 1996
  -----------                                                                        -------------
                                                                                 (Dollars in thousands)
  Tier 1 capital:
    Common stockholders' equity, excluding unrealized loss on
      available-for-sale securities                                                     $ 13,627
    Preferred stockholders' equity (1)                                                       568
    Goodwill                                                                                (991)
    Net deferred tax asset in excess of regulatory capital limits (2)                       (106)
                                                                                        --------
      Total Tier 1 capital                                                                13,098
                                                                                        --------

  Tier 2 capital:
    Allowance for possible loan losses (3)                                                   796
                                                                                        --------
      Total Tier 2 capital                                                                   796
                                                                                        --------

        Total capital                                                                   $ 13,894
                                                                                        ========

  Risk-weighted assets                                                                  $ 92,988
                                                                                        ========

  Adjusted quarterly average assets                                                     $193,148
                                                                                        ========



                                                                      Minimum            Actual
                                                                     Regulatory        Ratios at
The Company                                                        Requirement(4)    June 30, 1996
- -----------                                                        --------------    -------------

Tier 1 capital to risk-weighted assets ratio                           4.00%              14.09%
Total capital to risk-weighted assets ratio                            8.00               14.94
Leverage ratio                                                         3.00                6.78

The Banks
- ---------

Tier 1 capital to risk-weighted assets ratio                           4.00%            12.54 - 13.65%
Total capital to risk-weighted assets ratio                            8.00             13.37 - 14.55
Leverage ratio                                                         3.00              5.79 - 7.43

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


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The new law also required each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Banks were all "well capitalized" at June 30, 1996.

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

     The Company began paying quarterly cash dividends of $0.03 per share on its Common Stock during the second quarter of 1994. The Company also paid a 33-1/3% stock dividend on May 31, 1995. The Company's Board of Directors increased the Company's quarterly Common Stock cash dividend to $0.05 per share effective for the cash dividend payable on May 31, 1996. A $0.05 per share cash dividend was also declared by the Company's Board of Directors on July 17, 1996. The dividend is payable on August 30, 1996, to holders of the Common Stock on August 15, 1996.

Acquisition of Subsidiary Bank

     First State, N.A., Abilene acquired 100% of the outstanding shares of Peoples National effective January 1, 1996, in a cash transaction. At that date, Peoples National had total assets of $5,505,000, total loans, net of unearned income of $2,767,000, total deposits of $4,958,000 and stockholders' equity of $525,000. This acquisition was accounted for using the purchase method of accounting. A total of $260,000 of goodwill was recorded as a result of this acquisition. Peoples National was merged with and into First State, N.A., Abilene.

     First State, N.A., Abilene also acquired Coastal Banc - San Angelo effective May 27, 1996, in a cash transaction. First State, N.A., Abilene purchased $155,000 in loans and assumed

$14,895,000 in deposits in the transaction. This acquisition was accounted for using the purchase method of accounting. A total of $743,000 of goodwill was recorded as a result of the acquisition.

Pending Acquisition

     On July 11, 1996, the Company and First State, N.A., Abilene entered into a definitive agreement to acquire Crown Park Bancshares, Inc. ("Crown Park") for approximately $7,425,000 and to merge Crown Park's subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), with and into First State, N.A., Abilene. At June 30, 1996, Western National had total assets of $55,524,000, total loans, net of unearned income, of $34,560,000, total deposits of $49,938,000, and stockholders' equity of $5,261,000.

     Consummation of the acquisition is subject to various regulatory approvals and other conditions. Among other things, the Company will file an application with the Office of the Comptroller of the Currency (the "Comptroller") for approval of the merger. Additionally, to recognize certain cost savings and to utilize the Banks' capital more effectively than on a stand-alone basis, the application filed with the Comptroller will seek approval to merge First State, N.A., Odessa with and into First State, N.A. Abilene. If the approvals are received and the conditions satisfied, the transaction will probably be consummated in December 1996 or January 1997, at which time Western National will become a branch of First State, N.A., Abilene. In connection with the acquisition, the Company may sell common stock or other securities that could result in dilution of the percentage ownership of public stockholders.

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

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.1 Agreement and Plan of Reorganization dated July 11, 1996, between the Company and Crown Park Bancshares, Inc., Agreement and Plan of Merger dated July 11, 1996 between Western National Bank and First State, N.A., Abilene and Indemnity Agreement dated July 11, 1996, in favor of the Company (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K dated July 11, 1996).

          27.1      Financial Data Schedule (filed herewith).

     (b)  Reports on Form 8-K.

          Current Report on Form 8-K dated May 27, 1996 relating to the Company's acquisition of the San Angelo, Texas branch of Coastal Banc ssb.

          Current Report on Form 8-K dated July 11, 1996 relating to the Company's proposed acquisition of Crown Park Bancshares, Inc. and its subsidiary Western National Bank, Lubbock, Texas.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  August 14, 1996             Independent Bankshares, Inc.
                                   (Registrant)



                                   By: /s/   Randal N. Crosswhite
                                       ---------------------------
                                      Randal N. Crosswhite
                                      Senior Vice President and
                                      Chief Financial Officer

                             INDEX TO EXHIBITS


Exhibit
No.            Item

10.1 Agreement and Plan of Reorganization dated July 11, 1996, between the Company and Crown Park Bancshares, Inc., Agreement and Plan of Merger dated July 11, 1996 between Western National Bank and First State, N.A., Abilene and Indemnity Agreement dated July 11, 1996, in favor of the Company (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K dated July 11, 1996).

27.1           Financial Data Schedule (filed herewith).