Form 10-Q
period 1996-09-30
INDEPENDENT BANKSHARES INC
filed 1996-11-14
CIK 318870

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                                  FORM 10-Q

           [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 1996

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

                Indicate the number of shares outstanding of each of
             the issuer's classes of common stock at September 30, 1996.

                   Class:  Common Stock, par value $0.25 per share
                 Outstanding at September 30, 1996:  1,104,644 shares

                                    PART I

                            FINANCIAL INFORMATION


Item 1. Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                              September 30,      December 31,
                                                  1996               1995
                                              ------------       ------------
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks                     $  9,987,000       $  8,559,000
  Federal Funds Sold                            12,100,000         26,200,000
                                              ------------       ------------
      Total Cash and Cash Equivalents           22,087,000         34,759,000
                                              ------------       ------------
Securities:
  Available-for-sale                            33,590,000         16,746,000
  Held-to-maturity--Market Value of
    $48,716,000 at September 30, 1996,
    and $39,384,000 at December 31, 1995        49,087,000         39,161,000
                                              ------------       ------------
      Total Securities                          82,677,000         55,907,000
                                              ------------       ------------
Loans:
  Total Loans                                   92,626,000         85,281,000
  Less:
    Unearned Income on Installment Loans         2,511,000          3,354,000
    Allowance for Possible Loan Losses             806,000            759,000
                                              ------------       ------------
      Net Loans                                 89,309,000         81,168,000
                                              ------------       ------------
Premises and Equipment                           4,501,000          4,155,000
Real Estate and Other Repossessed Assets           218,000            337,000
Accrued Interest Receivable                      1,701,000          1,494,000
Goodwill                                           974,000                  0
Other Assets                                     2,334,000          2,524,000
                                              ------------       ------------
          Total Assets                        $203,801,000       $180,344,000
                                              ------------       ------------
                                              ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits         $ 29,485,000       $ 33,267,000
  Interest-bearing Demand Deposits              60,411,000         52,430,000
  Interest-bearing Time Deposits                97,578,000         79,007,000
                                              ------------       ------------
      Total Deposits                           187,474,000        164,704,000
Notes Payable                                      578,000            849,000
Accrued Interest Payable                           844,000            882,000
Other Liabilities                                  323,000             91,000
                                              ------------       ------------
      Total Liabilities                        189,219,000        166,526,000
                                              ------------       ------------
Stockholders' Equity:
Series C Preferred Stock                           135,000            164,000
Common Stock                                       276,000            263,000
Additional Paid-in Capital                       9,890,000          9,875,000
Retained Earnings                                4,304,000          3,448,000
Unrealized Gain (Loss) on
  Available-for-sale Securities                    (23,000)            68,000
                                              ------------       ------------
        Total Stockholders' Equity              14,582,000         13,818,000
                                              ------------       ------------
          Total Liabilities and
            Stockholders' Equity              $203,801,000       $180,344,000
                                              ------------       ------------
                                              ------------       ------------

          See Accompanying Notes to Consolidated Financial Statements.

                             INDEPENDENT BANKSHARES, INC.
                            CONSOLIDATED INCOME STATEMENTS
          QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)

                                                                                            NINE-MONTH PERIOD
                                                 QUARTER ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                -----------------------------        ------------------------------
                                                    1996               1995              1996               1995
                                                ----------         ----------        -----------         ----------
Interest Income:
  Interest and Fees on Loans                    $2,008,000         $1,963,000        $ 5,894,000         $5,795,000
  Interest on Securities                         1,247,000            674,000          3,341,000          1,517,000
  Interest on Federal Funds Sold                   247,000            412,000            774,000          1,519,000
                                                ----------         ----------        -----------         ----------
    Total Interest Income                        3,502,000          3,049,000         10,009,000          8,831,000
                                                ----------         ----------        -----------         ----------
Interest Expense:
  Interest on Deposits                           1,679,000          1,372,000          4,671,000          3,775,000
  Interest on Notes Payable                         14,000             29,000             51,000             85,000
                                                ----------         ----------        -----------         ----------
    Total Interest Expense                       1,693,000          1,401,000          4,722,000          3,860,000
                                                ----------         ----------        -----------         ----------
      Net Interest Income                        1,809,000          1,648,000          5,287,000          4,971,000
  Provision for Loan Losses                         40,000             69,000            161,000            141,000
                                                ----------         ----------        -----------         ----------
      Net Interest Income After Provision
        for Loan Losses                          1,769,000          1,579,000          5,126,000          4,830,000
                                                ----------         ----------        -----------         ----------
Noninterest Income:
  Service Charges                                  335,000            269,000            929,000            881,000
  Trust Fees                                        48,000             47,000            144,000            154,000
  Other Income                                      19,000             55,000             71,000            121,000
                                                ----------         ----------        -----------         ----------
    Total Noninterest Income                       402,000            371,000          1,144,000          1,156,000
                                                ----------         ----------        -----------         ----------
Noninterest Expenses:
  Salaries and Employee Benefits                   777,000            717,000          2,294,000          2,127,000
  Net Occupancy Expense                            195,000            165,000            540,000            492,000
  Equipment Expense                                171,000            181,000            492,000            533,000
  Stationery, Printing and Supplies Expense         71,000             73,000            211,000            190,000
  Professional Fees                                 64,000             48,000            204,000            386,000
  Net Revenues Applicable to Real Estate and
    Other Repossessed Assets                       (18,000)            (3,000)           (16,000)           (12,000)
  Other Expenses                                   353,000            290,000            961,000          1,013,000
                                                ----------         ----------        -----------         ----------
    Total Noninterest Expenses                   1,613,000          1,471,000          4,686,000          4,729,000
                                                ----------         ----------        -----------         ----------
      Income Before Federal Income Taxes           558,000            479,000          1,584,000          1,257,000
  Federal Income Taxes                             189,000            162,000            538,000            426,000
                                                ----------         ----------        -----------         ----------
        Net Income                              $  369,000         $  317,000        $ 1,046,000         $  831,000
                                                ----------         ----------        -----------         ----------
                                                ----------         ----------        -----------         ----------
Preferred Stock Dividends                       $   14,000         $   17,000        $    48,000         $   52,000
                                                ----------         ----------        -----------         ----------
                                                ----------         ----------        -----------         ----------
Net Income Available to Common Stockholders     $  355,000         $  300,000        $   998,000         $  779,000
                                                ----------         ----------        -----------         ----------
                                                ----------         ----------        -----------         ----------
Primary Earnings per Common Share Available
  to Common Stockholders                        $     0.32         $     0.29        $      0.92         $     0.75
                                                ----------         ----------        -----------         ----------
                                                ----------         ----------        -----------         ----------
Fully Diluted Earnings Per Common Share
  Available to Common Stockholders              $     0.27         $     0.23        $      0.77         $     0.62
                                                ----------         ----------        -----------         ----------
                                                ----------         ----------        -----------         ----------




                    See Accompanying Notes to Consolidated Financial Statements.

                             INDEPENDENT BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)

                                                                                 1996            1995
                                                                             ------------    ------------
Cash Flows from Operating Activities:
    Net Income                                                                $ 1,046,000     $   831,000
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Deferred Federal Income Tax Expense                                           222,000         401,000
    Depreciation and Amortization                                                 299,000         290,000
    Provision for Loan Losses                                                     161,000         141,000
    Gain on Sales of Investment Securities                                        (10,000)              0
    Gain on Sales of Premises and Equipment                                             0          (3,000)
    Gain on Sales of Real Estate and Other Repossessed Assets                     (42,000)        (39,000)
    Writedown of Real Estate and Other Repossessed Assets                          19,000          24,000
    Increase in Accrued Interest Receivable                                      (207,000)       (336,000)
    Increase in Goodwill                                                       (1,003,000)              0
    Decrease in Other Assets                                                      190,000         265,000
    Increase (Decrease) in Accrued Interest Payable                               (38,000)        366,000
    Increase (Decrease) in Other Liabilities                                      232,000        (626,000)
                                                                             ------------    ------------

        Net Cash Provided by Operating Activities                                 869,000       1,314,000
                                                                             ------------    ------------

Cash Flows from Investing Activities:
    Proceeds from Maturities of Available-for-sale Securities                   3,572,000      11,937,000
    Proceeds from Maturities of Held-to-maturity Securities                    16,741,000       5,653,000
    Proceeds from Sale of Available-for-sale Securities                            30,000               0
    Proceeds from Sale of Held-to-maturity Securities                           2,000,000               0
    Purchases of Available-for-sale Securities                                (20,594,000)    (16,000,000)
    Purchases of Held-to-maturity Securities                                  (28,664,000)    (27,000,000)
    Net Increase in Loans                                                     (10,289,000)     (2,423,000)
    Additions to Premises and Equipment                                          (709,000)       (134,000)
    Proceeds from Sales of Premises and Equipment                                  94,000           3,000
    Proceeds from Sales of Real Estate and Other Repossessed Assets               655,000         625,000
    Cash and Cash Equivalents Held by Peoples National Bank, Winters,
      Texas, on January 1, 1996 (Date of Acquisition)                           1,265,000               0
    Cash and Cash Equivalents Held by Coastal Banc ssb, San Angelo,
      Texas, on May 27, 1996 (Date of Acquisition)                                 54,000               0
                                                                             ------------    ------------

        Net Cash Used in Investing Activities                                 (35,845,000)    (27,339,000)
                                                                             ------------    ------------

Cash Flows from Financing Activities:
    Increase in Deposits                                                       22,770,000      12,230,000
    Proceeds from Notes Payable                                                         0         275,000
    Repayment of Notes Payable                                                   (276,000)       (458,000)
    Payment of Cash Dividends                                                    (190,000)       (138,000)
    Payment for Fractional Shares in Stock Dividend                                     0          (3,000)
                                                                             ------------    ------------

        Net Cash Provided by Financing Activities                              22,304,000      11,906,000
                                                                             ------------    ------------

Net Decrease in Cash and Cash Equivalents                                     (12,672,000)    (14,119,000)
Cash and Cash Equivalents at Beginning of Period                               34,759,000      38,764,000
                                                                             ------------    ------------

Cash and Cash Equivalents at End of Period                                   $ 22,087,000    $ 24,645,000
                                                                             ------------    ------------
                                                                             ------------    ------------
Cash Paid During the Period for:
    Interest                                                                   $4,760,000      $3,494,000
    Federal Income Taxes                                                          298,000          15,000

Noncash Investing Activities:
    Additions to Real Estate and Other Repossessed Assets
      Through Foreclosures                                                       $619,000        $734,000
    Sales of Real Estate and Other Repossessed Assets Financed with Loans         107,000         183,000
    Transfer of Real Estate and Other Repossessed Assets to Loans                       0         125,000
    Increase (Decrease) in Unrealized Gain/Loss on Available-for-sale
      Securities, Net of Tax                                                      (91,000)        125,000


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

(2)  QUASI-REORGANIZATION

    In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas, the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards has been and will be credited against the Company's gross deferred tax asset. The reduction in the Company's deferred tax asset during the first nine months of 1996 and 1995 totaled $222,000 and $401,000, respectively.

(3) NOTES PAYABLE

    The Company had a note payable to a financial institution in Amarillo, Texas (the "Amarillo Bank"). This note (the "Term Note") had a maturity of April 15, 1996. On April 15, 1996, the Company paid the Amarillo Bank $100,000 to reduce the outstanding principal balance to $371,000 and the maturity date was extended to April 15, 1999. Equal principal payments of $31,000, plus accrued interest, were due quarterly on January 15, April 15, July 15 and October 15. The Term Note bore interest at the Amarillo Bank's floating base rate plus 1% (9.25% at September 30, 1996) and was collateralized by 100% of the stock of First State Bank, N.A., Abilene, Texas ("First State, N.A., Abilene") and First State Bank, N.A., Odessa, Texas ("First State, N.A., Odessa") (collectively, the "Banks"). The loan agreement between the Company and the Amarillo Bank contained certain covenants that, among other things, restricted the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank was $1,000,000 or greater. The loan agreement also required the Company and the Banks to meet certain financial ratios, all of which were met at September 30, 1996, and December
31, 1995. On October 15, 1996, the Company paid off the remaining principal balance of the Term Note.

    In addition, at September 30, 1996, the Company had notes payable to one current and two former directors of the Company aggregating $226,000. These notes had an original face amount of $350,000, but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first annual installment of $117,000 was made on March 1, 1996. The notes represent a portion of the final settlement of certain litigation.

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

(5) EARNINGS PER SHARE

    Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding Series C Preferred Stock is cumulative, the dividends allocable to such Series C Preferred Stock reduces income available to common stockholders in the earnings per share calculations. The Series C Preferred Stock issued in December 1990 was determined not to be a common stock equivalent and, therefore, is not used to calculate primary earnings per common share. In computing fully diluted earnings per common share for the quarters and nine-month periods ended September 30, 1996 and 1995, the conversion of the Series C Preferred Stock was assumed, as the effect is dilutive. The weighted average common shares outstanding used in computing primary earnings per common share for the quarters ended September 30, 1996 and 1995, was 1,110,000 and 1,048,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the quarters ended September 30, 1996 and 1995, was

1,358,000 and 1,352,000 shares, respectively. The weighted average common shares outstanding used in computing primary earnings per common share for the first nine months of 1996 and 1995, was 1,083,000 and 1,045,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the first nine months of 1996 and 1995 was 1,358,000 and 1,350,000 shares, respectively.

(6) ACQUISITION OF SUBSIDIARY BANKS

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

    The goodwill that resulted from the above-noted acquisitions is being amortized on a straight-line basis over a 15-year period. Management assesses the recoverability of goodwill by comparing the goodwill to the undiscounted cash flows expected to be generated by the acquired banks during the anticipated period of benefit.

(7) PENDING ACQUISITION

    On July 11, 1996, the Company and First State, N.A., Abilene entered into a definitive agreement to acquire Crown Park Bancshares, Inc. ("Crown Park") for approximately $7,425,000 and to merge Crown Park's subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), with and into First State, N.A., Abilene. At September 30, 1996, Western National had total assets of $56,598,000, total loans, net of unearned income, of $38,619,000, total deposits of $50,802,000, and stockholders' equity of $5,385,000.

    Consummation of the acquisition is subject to various regulatory approvals and other conditions. The Company has filed an application with the Office of the Comptroller of the Currency (the "Comptroller") for approval of the merger. Additionally, to recognize certain cost savings and to utilize the Banks' capital more effectively than on a stand-alone basis, the application filed with the Comptroller seeks approval to merge First State, N.A., Odessa with and into First State, N.A. Abilene. If the approvals are received and the conditions satisfied, the transaction would probably be consummated during the first quarter of 1997, at which time Western National would become a branch of First State, N.A., Abilene.

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

THE COMPANY

    The Company is a bank holding company that, at September 30, 1996, owned 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas ("First State, N.A., Abilene") and First State Bank, National Association, Odessa, Texas ("First State, N.A., Odessa") (collectively, the "Banks"). At September 30, 1996, First State, N.A., Abilene had two full-service banking locations in Abilene, one in San Angelo, Texas, one in Stamford, Texas and one in Winters, Texas, and First State, N.A., Odessa had two full-service banking locations in Odessa.

    First State, N.A., Abilene acquired Peoples National Bank, Winters, Texas ("Peoples National") effective January 1, 1996. The existing location of Peoples National was subsequently closed and merged with and into First State, N.A., Abilene's existing branch facility in Winters. Effective May 27, 1996, First State, N.A., Abilene also acquired the San Angelo branch of Coastal Banc ssb ("Coastal Banc - San Angelo"). Coastal Banc - San Angelo was merged with and into and became a branch of First State, N.A., Abilene.

GENERAL

    The following discussion and analysis presents the more significant factors affecting the Company's financial condition at September 30, 1996, and December 31, 1995, and results of operations for each of the quarters and nine-month periods ended September 30, 1996 and 1995. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

QUASI-REORGANIZATION

    In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas, the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards has been and will be credited against the Company's gross deferred tax asset. The tax effect of utilization of these net operating losses during the first nine months of 1996 and 1995 totaled $222,000 and $401,000, respectively.

RESULTS OF OPERATIONS

GENERAL

    Net income for the quarter ended September 30, 1996, amounted to $369,000 ($0.32 primary earnings per common share) compared to net income of $317,000 ($0.29 primary earnings per common share) for the quarter ended September 30, 1995. Net income for the nine-month period ended September 30, 1996, was $1,046,000 ($0.92 primary earnings per common share) compared to net income of $831,000 ($0.75 primary earnings per common share) for the nine-month period ended September 30, 1995. The results of operations for the nine-month period ended September 30, 1995, included legal and settlement expenses of $135,000 (net of tax expense of $70,000), or $0.13 primary earnings per common share, as a result of the final settlement of certain litigation.

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

    Net interest income amounted to $1,809,000 for the third quarter of 1996, an increase of $161,000, or 9.8%, from the third quarter of 1995. Net interest income for the third quarter of 1995 was $1,648,000. Net interest income for the first nine months of 1996 was $5,287,000, an increase of $316,000, or 6.4%, from net interest income of $4,971,000 for the first nine
months of 1995.   The increases in 1996 were due to the acquisitions of
Peoples National effective January 1, 1996, and Coastal Banc - San Angelo effective May 27, 1996. The net interest margin on a fully taxable-equivalent basis, was 3.88% and 3.97% for the third quarter and first nine months of 1996, respectively, compared to 4.21% and 4.33% for the third quarter and first nine months of 1995, respectively. The primary reason for the decreases in the net interest margin during 1996 is the fact that in the acquisitions of Peoples National and Coastal Banc - San Angelo, the Company acquired $19,853,000 in deposits and only $2,922,000 in loans. As a result, a significant amount of the increased funds has been invested in investment securities and federal funds sold which yield a lower rate of interest than loans and, therefore, have a negative impact on the Company's net interest margin.

    At September 30, 1996, approximately $24,669,000, or 27.4%, of the Company's total loans, net of unearned income, were loans with floating interest rates. This amount represents 49.8% of the Company's loans, excluding loans to individuals which are exclusively fixed rate in nature. Overall average rates paid for various types of deposits, particularly certificates of deposit, increased for the first nine months of 1996, compared to the first nine months of 1995. The average rate paid by the Company for certificates of deposit of $100,000 or more decreased slightly from 5.57% for the first nine months of 1995 to 5.43% for the first nine months of 1996. The average rate paid for certificates of deposit less than $100,000 increased to 5.39% during the first nine months of 1996 from 5.32% during the first nine months of 1995. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, increased slightly from an average of 2.35% during the first nine months of 1995 to an average of 2.38% during the first nine months of 1996. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets, an overall rising interest rate environment normally produces a lower net interest margin than a falling interest rate environment.

    The following table presents the average balance sheets of the Company for the quarters and nine-month periods ended September 30, 1996 and 1995, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

                                                                          Quarter Ended September 30,
                                                       ----------------------------------------------------------------
                                                                     1996                              1995
                                                       -------------------------------    -----------------------------
                                                                                 Annu-                            Annu-
                                                                     Interest   alized                Interest   alized
                                                       Average       Income/     Yield/    Average     Income/    Yield/
                                                       Balance       Expense     Rate      Balance     Expense    Rate
                                                       --------      -------    ------    --------     -------   ------
                                                                            (Dollars in thousands)
ASSETS
Interest-earning assets:
  Federal funds sold                                   $ 18,261      $  247      5.41%    $ 27,847     $  412     5.92%
  Securities (1)                                         82,301       1,247      6.06       46,540        675     5.80
  Loans, net of unearned income (2)                      86,000       2,008      9.34       82,405      1,963     9.53
                                                       --------      ------      ----     --------     ------     ----
      Total interest-earning assets                     186,562       3,502      7.51      156,792      3,050     7.78
                                                       --------      ------      ----     --------     ------     ----
Noninterest-earning assets:
  Cash and due from banks                                 6,930                              6,658
  Premises and equipment                                  4,525                              4,227
  Accrued interest receivable and other assets            5,501                              4,485
  Allowance for possible loan losses                       (787)                              (785)
                                                       --------                           --------
      Total noninterest-earning assets                   16,169                             14,585
                                                       --------                           --------
          Total assets                                 $202,731                           $171,377
                                                       --------                           --------
                                                       --------                           --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money market deposits            $ 59,097      $  368      2.49%    $ 52,897     $  313     2.37%
  Time deposits                                          97,574       1,311      5.37       74,637      1,060     5.68
                                                       --------      ------      ----     --------     ------     ----
      Total interest-bearing deposits                   156,671       1,679      4.29      127,534      1,373     4.31
  Notes payable                                             584          14      9.59        1,168         28     9.59
                                                       --------      ------      ----     --------     ------     ----
          Total interest-bearing liabilities            157,255       1,693      4.31      128,702      1,401     4.35
                                                       --------      ------      ----     --------     ------     ----
Noninterest-bearing liabilities:
  Demand deposits                                        29,883                             28,264
  Accrued interest payable and other liabilities          1,165                              1,026
                                                       --------                           --------
      Total noninterest-bearing liabilities              31,048                             29,290
                                                       --------                           --------
        Total liabilities                               188,303                            157,992

Stockholders' equity                                     14,428                             13,385
                                                       --------                           --------
          Total liabilities and stockholders' equity   $202,731                           $171,377
                                                       --------                           --------
                                                       --------                           --------
Net interest income                                                  $1,809                            $1,649
                                                                     ------                            ------
                                                                     ------                            ------
Interest rate spread (3)                                                         3.20%                            3.43%
                                                                                 ----                             ----
                                                                                 ----                             ----
Net interest margin (4)                                                          3.88%                            4.21%
                                                                                 ----                             ----
                                                                                 ----                             ----

---------------------------------
(1) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(2) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(3) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

                                                                      Nine-month Period Ended September 30,
                                                       ----------------------------------------------------------------
                                                                     1996                              1995
                                                       -------------------------------    -----------------------------
                                                                                 Annu-                            Annu-
                                                                     Interest   alized                Interest   alized
                                                       Average       Income/     Yield/    Average     Income/    Yield/
                                                       Balance       Expense     Rate      Balance     Expense    Rate
                                                       --------      -------    ------    --------     -------   ------
                                                                            (Dollars in thousands)
ASSETS
Interest-earning assets:
  Federal funds sold                                   $ 19,177      $   774     5.38%    $ 33,936      $1,519    5.97%
  Securities (1)                                         74,134        3,341     6.01       36,460       1,520    5.56
  Loans, net of unearned income (2)                      84,212        5,894     9.33       82,737       5,795    9.34
                                                       --------      -------     ----     --------      ------    ----
      Total interest-earning assets                     177,523       10,009     7.52      153,133       8,834    7.69
                                                       --------      -------     ----     --------      ------    ----
Noninterest-earning assets:
  Cash and due from banks                                 7,128                              7,031
  Premises and equipment                                  4,407                              4,225
  Accrued interest receivable and other assets            5,141                              3,554
  Allowance for possible loan losses                       (841)                              (801)
                                                       --------                           --------
      Total noninterest-earning assets                   15,835                             14,009
                                                       --------                           --------
          Total assets                                 $193,358                           $167,142
                                                       --------                           --------
                                                       --------                           --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money market deposits            $ 57,147      $ 1,021     2.38%    $ 53,486        $944    2.35%
  Time deposits                                          90,108        3,650     5.40       70,104       2,831    5.38
                                                       --------      -------     ----     --------      ------    ----
    Total interest-bearing deposits                     147,255        4,671     4.23      123,590       3,775    4.07
  Notes payable                                             662           51    10.27        1,119          85   10.13
                                                       --------      -------     ----     --------      ------    ----
      Total interest-bearing liabilities                147,917        4,722     4.26      124,709       3,860    4.13
                                                       --------      -------     ----     --------      ------    ----
Noninterest-bearing liabilities:
  Demand deposits                                        30,086                             28,866
  Accrued interest payable and other liabilities          1,131                              1,337
                                                       --------                           --------
      Total noninterest-bearing liabilities              31,217                             30,203
                                                       --------                           --------
        Total liabilities                               179,134                            154,912

Stockholders' equity                                     14,224                             12,230
                                                       --------                           --------
          Total liabilities and stockholders' equity   $193,358                           $167,142
                                                       --------                           --------
                                                       --------                           --------
Net interest income                                                  $ 5,287                            $4,974
                                                                     -------                            ------
                                                                     -------                            ------
Interest rate spread (3)                                                         3.26%                            3.56%
                                                                                 ----                             ----
                                                                                 ----                             ----
Net interest margin (4)                                                          3.97%                            4.33%
                                                                                 ----                             ----
                                                                                 ----                             ----

---------------------------------
(1) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(2) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(3) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

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


                                           Quarters Ended            Nine-month Periods Ended
                                     September 30, 1996 vs. 1995    September 30, 1996 vs. 1995
                                     ---------------------------    ---------------------------
                                     Increase (Decrease) Due To     Increase (Decrease) Due To
                                              Changes In:                  Changes In:
                                     ---------------------------    ---------------------------
                                     Volume     Rate     Total      Volume     Rate      Total
                                     ------     ----     -----      -------    -----     -----
                                            (In thousands)                (In thousands)
Interest-earning assets:
  Federal funds sold                 $(132)     $(33)    $(165)     $(607)     $(138)    $(745)
  Securities (1)                       542        31       573      1,689        132     1,821
  Loans, net of unearned income (2)     85       (40)       45        105         (6)       99
                                     -----      ----     -----      -----      -----     -----
        Total interest income          495       (42)      453      1,187        (12)    1,175
                                     -----      ----     -----      -----      -----     -----

Interest-bearing liabilities:
  Deposits:
  Demand, savings and
     money market deposits              39        16        55         65         12        77
  Time deposits                        312       (61)      251        807         11       818
                                     -----      ----     -----      -----      -----     -----
        Total interest-bearing
         deposits                      351       (45)      306        872         23       895
  Notes payable                        (14)        0       (14)       (36)         3       (33)
                                     -----      ----     -----      -----      -----     -----
        Total interest expense         337       (45)      292        836         26       862
                                     -----      ----     -----      -----      -----     -----

Increase (decrease) in net interest
   income                            $ 158      $  3     $ 161      $ 351      $ (38)    $ 313
                                     -----      ----     -----      -----      -----     -----
                                     -----      ----     -----      -----      -----     -----

------------------------------
(1) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.
(2) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.

PROVISION FOR LOAN LOSSES

    The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of each Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses for the quarter and nine-month period ended September 30, 1996, were $40,000 and $161,000, respectively, compared to $69,000 and $141,000, respectively, for the quarter and nine-month period ended September 30, 1995. These represent a decrease of $29,000 and an increase of $20,000, respectively. The increased provision for the first nine months of 1996 was primarily a result of the charge-off of the remaining balance of $100,000 on a loan collateralized by real estate that had been on nonaccrual for several years because the borrower was in bankruptcy. Collection of a significant portion of the loan is now considered to be very unlikely. The reduced provisions in all periods compared to several years ago reflect the general stabilization of the economic conditions in the Company's primary service areas. In addition, the overall quality of the Company's loan portfolio has improved, necessitating generally lower provisions.

NONINTEREST INCOME

    Noninterest income increased $31,000, or 8.4%, from $371,000 during the third quarter of 1995 to $402,000 during the third quarter of 1996; however, noninterest income decreased $12,000, or 1.0%, from $1,156,000 for the first nine months of 1995 to $1,144,000 for the first nine months of 1996.

    Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $269,000 during the third quarter of 1995 to $335,000 during the third quarter of 1996, a 24.5% increase, and increased $48,000, or 5.4%, from $881,000 for the first nine months of 1995 to $929,000 for the first nine months of 1996. The increases are due to the overall growth in deposits during the past year primarily as a result of acquisitions and a recent increase in charges on insufficient fund checks.

    Trust fees from the operation of the trust department of First State, N.A., Odessa increased $1,000, or 2.1%, from $47,000 during the third quarter of 1995 to $48,000 during the same period in 1996, but decreased $10,000, or 6.5%, from $154,000 for the first nine months of 1995, to $144,000 for the first nine months of 1996 as a result of a one-time $24,000 fee received for services performed as executor of an estate during 1995, which was partially offset in the 1996 period by increased fees collected due to an increased amount of assets under management.

    Other income is the sum of several small components of noninterest income including insurance premiums earned on automobiles financed through the Company's indirect installment loan program and other sources of miscellaneous income. Other income decreased $36,000, or 65.5%, from $55,000 during the third quarter of 1995 to $19,000 during the third quarter of 1996, and decreased $50,000, or 41.3%, from $121,000 for the first nine months of 1995 to $71,000 for the corresponding period in 1996 primarily due to a $37,000 decrease in insurance premium income as a result of less dramatic increases in activity in that area and a net loss of $10,000 on sales of securities during the first nine months of 1996.

NONINTEREST EXPENSES

    Noninterest expenses increased $142,000, or 9.7%, from $1,471,000 during the third quarter of 1995 to $1,613,000 during the third quarter of 1996, but decreased $43,000, or 0.9%, from $4,729,000 during the first nine months of 1995 to $4,686,000 during the first nine months of 1996. Noninterest expenses for the nine-month period ended September 30, 1995, were higher than normal due to the payment of $205,000 in legal fees and settlement expenses on the final settlement of certain litigation.

    Salaries and employee benefits rose $60,000, or 8.4%, from $717,000 for the third quarter of 1995 to $777,000 for the corresponding period of 1996, and increased $167,000, or

7.9%, from $2,127,000 for the nine-month period ended September 30, 1995, to $2,294,000 for the corresponding period of 1996. The increases were a result of the acquisitions of Peoples National effective January 1, 1996, and Coastal Banc - San Angelo effective May 27, 1996, and overall salary increases effective January 1, 1996.

    Net occupancy expense increased $30,000, or 18.2%, from $165,000 for the third quarter of 1995 to $195,000 for the same period in 1996, and increased $48,000, or 9.8%, from $492,000 for the first nine months of 1995 to $540,000 for the first nine months of 1996. The increases are due primarily to a reduction in rental income received in 1996 as a result of the loss of two tenants in the building owned by First State, N.A., Odessa and the additional occupancy expense of the San Angelo branch of First State, N.A., Abilene acquired in May 1996.

    Equipment expense decreased from $181,000 for the third quarter of 1995 to $171,000 for the corresponding period in 1996, representing a decrease of $10,000, or 5.5%. These expenses also decreased $41,000, or 7.7%, from $533,000 for the first nine months of 1995 to $492,000 for the first nine months of 1996. These decreases are a result of a significant amount of furniture, fixtures and equipment at First State N.A., Odessa that became fully depreciated during the latter part of 1995 and the first quarter of 1996, thereby decreasing depreciation expense associated with such assets.

    Stationery, printing and supplies expense decreased $2,000, or 2.7%, from $73,000 for the third quarter of 1995 to $71,000 for the third quarter of 1996, but increased $21,000, or 11.1%, from $190,000 for the first nine months of 1995 to $211,000 for the first nine months of 1996, primarily due to the acquisitions of Peoples National and Coastal Banc - San Angelo effective January 1, 1996, and May 27, 1996, respectively.

    Professional fees, which include legal and accounting fees, increased $16,000, or 33.3%, from $48,000 during the third quarter of 1995 to $64,000 during the third quarter of 1996, but decreased $182,000, or 47.2%, from $386,000 during the first nine months of 1995 to $204,000 for the corresponding period of 1996. The decrease during 1996 was due to the settlement of litigation noted above during 1995.

    Net costs (revenues) applicable to real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. Net revenues increased from $3,000 for the third quarter of 1995 to $18,000 for the corresponding period of 1996, and the Company recorded net revenues of $12,000 for the first nine months of 1995, compared to net revenues of $16,000 for the first nine months of 1996. The amount of real estate and other repossessed assets has declined over the past few years, notwithstanding the bank acquisitions made in 1993 and 1996.

    Other noninterest expense includes, among many other items, postage, advertising, insurance, directors' fees, dues and subscriptions, regulatory examinations, travel and entertainment, due from bank account charges and Federal Deposit Insurance Corporation ("FDIC") insurance. These expenses increased $63,000, or 21.7%, from $290,000 during the third quarter of 1995 to $353,000 during the third quarter of 1996, but decreased $52,000, or

5.1%, from $1,013,000 for the first nine months of 1995 to $961,000 for the first nine months of 1996. FDIC insurance premiums decreased $140,000 during the past year, including a net credit of $7,000 during the third quarter of 1995, as a result of a reduction by the FDIC of deposit insurance rates for banks. This decrease was partially offset by an increase in other expenses as a result of the acquisitions of Peoples National and Coastal Banc - San Angelo.

FEDERAL INCOME TAXES

    The Company effected a quasi-reorganization as of December 31, 1989. As a result of this transaction, the Company's net operating loss carryforwards existing at December 31, 1989, utilized subsequent to the quasi-reorganization date will not be credited to future income. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards has been and will be credited against the Company's gross deferred tax asset. The Company accrued $538,000 and $426,000 in federal income taxes in the first nine months of 1996 and 1995, respectively. Of these amounts, $222,000 and $401,000 were offset against the Company's gross deferred tax asset during the first nine months of 1996 and 1995, respectively. See "Quasi-reorganization" above.

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

ANALYSIS OF FINANCIAL CONDITION

ASSETS

    Total assets increased $23,457,000, or 13.0%, from $180,344,000 at
December 31, 1995, to $203,801,000 at September 30, 1996, primarily due to the acquisitions of Peoples National and Coastal Banc - San Angelo, which had aggregate total assets of approximately $20,400,000 at the respective dates of acquisition.

CASH AND CASH EQUIVALENTS

    The amount of cash and cash equivalents decreased $12,672,000, or 36.5%, from $34,759,000 at December 31, 1995, to $22,087,000 at September 30, 1996, due
to the investment of additional funds in securities at September 30, 1996.

SECURITIES

    Securities increased $26,770,000, or 47.9%, from $55,907,000 at December
31, 1995, to $82,677,000 at September 30, 1996.  The increase in 1996 is primarily due to the reduction in federal funds sold noted above and the investment in securities of the net proceeds received from the assumption of the deposits from the Coastal Banc - San Angelo acquisition.

    The board of directors of each Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities and federal agency securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totalling $33,590,000 are classified as available-for-sale and are carried at fair value at September 30, 1996. Securities totalling $49,087,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions. During the first quarter of 1996, the Company sold investments in certain mutual funds obtained in the acquisition of Peoples National with a book value of $30,000 because they did not meet the Company's investment criteria. A loss of $12,000 was recorded on the sale of such investments. During the second quarter of 1996, the Company sold investments classified as held-to-maturity with a book value of $1,998,000 approximately 30 days prior to their scheduled maturity and recorded a $2,000 gain on such sale.

    Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At September 30, 1996, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $10,314,000, or 12.5% of the total securities portfolio.

    The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                                         September 30, 1996          December 31, 1995
                                                        --------------------        --------------------
                                                        Amount           %          Amount           %
                                                        -------        -----        -------        -----
                                                                      (Dollars in thousands)
Carrying value:
  U.S. Treasury securities                              $40,964         49.6%       $32,297         57.8%
  Obligations of other U.S. Government
    agencies and corporations                            35,473         42.9         23,021         41.2
  Mortgage-backed securities                              5,597          6.8            146          0.2
  Obligations of states and political subdivisions          200          0.2              0           --
  Other securities                                          443          0.5            443          0.8
                                                        -------        -----        -------        -----

Total carrying value of securities                      $82,677        100.0%       $55,907        100.0%
                                                        -------        -----        -------        -----
                                                        -------        -----        -------        -----
Total market value of securities                        $82,306                     $56,132
                                                        -------                     -------
                                                        -------                     -------

    The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

    The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at September 30, 1996. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion.

                                                                                   Estimated      Weighted
Type and Maturity Grouping                             Principal     Carrying         Fair        Average
  at September 30,  1996                                Amount         Value         Value         Yield
--------------------------                             ---------     --------       -------       -------
                                                                     (Dollars in thousands)
U.S. Treasury securities:
     Within one year                                    $15,600       $15,569       $15,630         5.95%
     After one but within five years                     25,500        25,395        25,344         5.81
                                                        -------       -------       -------         ----
         Total U.S. Treasury securities                  41,100        40,964        40,974         5.86
                                                        -------       -------       -------         ----

Obligations of other U.S. Government
   agencies and corporations:
     Within one year                                      2,000         1,999         2,001         6.00
     After one but within five years                     30,500        30,420        30,213         6.44
     After five but within ten years                      3,000         3,054         2,976         6.43
                                                        -------       -------       -------         ----
         Total obligations of U.S. Government
           agencies and corporations                     35,500        35,473        35,190         6.41
                                                        -------       -------       -------         ----

Mortgage-backed securities                                5,469         5,597         5,494         6.12
                                                        -------       -------       -------         ----

Obligations of states and political subdivisions:
    Within one year                                           0             0             0           --
    After one but within five years                           0             0             0           --
    After five but within ten years                         200           200           205         8.49
                                                        -------       -------       -------         ----
         Total obligations of states and
           political subdivisions                           200           200           205         8.49
                                                        -------       -------       -------         ----
Other securities:
    Within one year                                           5             5             5         5.49
    After one but within five years                           0             0             0           --
    After five but within ten years                           0             0             0           --
    After ten years                                         438           438           438         3.56
                                                        -------       -------       -------         ----
      Total other securities                                443           443           443         3.59
                                                        -------       -------       -------         ----

        Total securities                                $82,712       $82,677       $82,306         6.11%
                                                        -------       -------       -------         ----
                                                        -------       -------       -------         ----

LOAN PORTFOLIO

    Total loans, net of unearned income, increased $8,188,000, or 10.0%, from $81,927,000 at December 31, 1995, to $90,115,000 at September 30, 1996. The
increase during the first nine months of 1996 was partially due to the purchase of Peoples National effective January 1,

1996, but primarily due to increased loan activity due to improved economic conditions in the Banks' market areas, principally in Abilene and Odessa.

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

    Due to diminished loan demand in most areas during the early 1990's, the Banks instituted an installment loan program whereby they began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. Under this program, a dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. During the third quarter of 1996, the Company instituted this program in the San Angelo, Texas market. At September 30, 1996, the Company had approximately $31,790,000, net of unearned income, of this type of loan outstanding.

    The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                                   September 30,   December 31,
                                                        1996            1995
                                                       -------        -------
                                                           (In thousands)

Loans to individuals                                   $43,058        $39,868
Real estate loans                                       25,798         23,265
Commercial and industrial loans                         21,225         19,510
Other loans                                              2,545          2,638
                                                       -------        -------
    Total loans                                         92,626         85,281
Less unearned income                                     2,511          3,354
                                                       -------        -------

    Loans, net of unearned income                      $90,115        $81,927
                                                       -------        -------
                                                       -------        -------

    Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at

September 30, 1996, except for those described above. The Banks had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at September 30, 1996.

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

    The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at September 30, 1996. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                               One to       Over        Total
                                  One Year      Five        Five       Carrying
                                  and Less      Years       Years       Value
                                   -------     -------     -------     -------
                                                 (In thousands)
Real estate loans                  $ 4,658     $14,463     $ 6,677     $25,798
Commercial and industrial loans      9,722       6,905       4,598      21,225
Other loans                          1,084         781         680       2,545
                                   -------     -------     -------     -------
    Total loans                    $15,464     $22,149     $11,955     $49,568
                                   -------     -------     -------     -------
                                   -------     -------     -------     -------

With fixed interest rates           $5,491     $14,465      $4,943     $24,899
With variable interest rates         9,973       7,684       7,012      24,669
                                   -------     -------     -------     -------
    Total loans                    $15,464     $22,149     $11,955     $49,568
                                   -------     -------     -------     -------
                                   -------     -------     -------     -------

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

    The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $806,000, or 0.89% of loans, net of unearned income, at September 30, 1996, compared to $759,000, or 0.93% of loans, net of unearned income, at December 31, 1995.

    Credit and loan decisions are made by management and the board of directors of each Bank in conformity with loan policies established by the board of directors of the Company. It is the practice of the Company to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, when the loan is classified as a loss by regulatory examiners or for other reasons. The
Company charged off $40,000 and $308,000 in loans during the third quarter and first nine months of 1996, respectively. Recoveries during the third quarter and first nine months of 1996 were $10,000 and $45,000, respectively.

    The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and nine-month periods ended September 30, 1996 and 1995.

                                                                                  Nine-month
                                                          Quarter Ended          Period Ended
                                                           September 30,         September 30,
                                                        ------------------     ------------------
                                                         1996       1995        1996       1995
                                                        -------    -------     -------    -------
                                                                  (Dollars in thousands)
Analysis of allowance for possible loan losses:
Balance, beginning of period                            $   796    $   803     $   759    $   817
  Provision for loan losses                                  40         69         161        141
  Acquisition of subsidiary bank                              0          0         149          0
                                                        -------    -------     -------    -------

                                                            836        872       1,069        958
                                                        -------    -------     -------    -------
Loans charged off:
  Loans to individuals                                       40         98         150        221
  Real estate loans                                           0         19         100         47
  Commercial and industrial loans                             0          7          58          7
  Other loans                                                 0          0           0          0
                                                        -------    -------     -------    -------
    Total charge-offs                                        40        124         308        275
                                                        -------    -------     -------    -------
Recoveries of loans previously charged off:
  Loans to individuals                                        8         10          24         33
  Real estate loans                                           0          1           0          1
  Commercial and industrial loans                             2          2          21         39
  Other loans                                                 0          4           0          9
                                                        -------    -------     -------    -------
    Total recoveries                                         10         17          45         82
                                                        -------    -------     -------    -------
     Net loans charged off                                   30        107         263        193
                                                        -------    -------     -------    -------
  Balance, end of period                                $   806    $   765     $   806    $   765
                                                        -------    -------     -------    -------
                                                        -------    -------     -------    -------
Average loans outstanding, net of unearned income       $86,000    $82,405     $84,212    $82,737
                                                        -------    -------     -------    -------
                                                        -------    -------     -------    -------
Ratio of net loan charge-offs to average loans
  outstanding, net of unearned income (annualized)         0.14%      0.52%       0.42%      0.31%
Ratio of allowance for possible loan losses to total
  loans, net of unearned income, at end of period          0.89       0.93        0.89       0.93

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

    The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at September 30, 1996, and December 31, 1995.

                                                           September 30, 1996                        December 31, 1995
                                                  ----------------------------------       ----------------------------------
                                                  Percent of           Percent of
                                                   Amount of            Loans by            Amount of            Loans by
                                                   Allowance          Category to           Allowance          Category to
                                                   Allocated         Loans, Net of          Allocated         Loans, Net of
                                                  to Category        Unearned Income       to Category        Unearned Income
                                                  -----------        ---------------       -----------        ---------------
                                                                              (Dollars in thousands)

Loans to individuals                                   $314                45.0%               $136                44.6%
Real estate loans                                       136                28.6                 197                28.4
Commercial and industrial loans                         104                23.6                  96                23.8
Other loans                                              41                 2.8                  59                 3.2
                                                       ----               -----                ----              ------
                                                        595               100.0%                488               100.0%
                                                                          -----                                   -----
                                                                          -----                                   -----
Unallocated                                             211                                     271
                                                       ----                                    ----
    Total allowance for possible
      loan losses                                      $806                                    $759
                                                       ----                                    ----
                                                       ----                                    ----

LOAN REVIEW PROCESS

    The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Banks maintain an internally classified loan list that, along with the list of nonperforming assets discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At September 30, 1996, substandard loans totaled $1,751,000, of which $224,000 were loans designated as nonaccrual or 90 days past due. There were no loans classified as doubtful or loss at September 30, 1996.

    In addition to the internally classified and nonperforming loans, each Bank also has a "watch list" of loans that further assists each Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. The Banks review these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at September 30, 1996, are current and paying in accordance with loan terms. At September 30, 1996, watch list loans totaled $946,000 (including $703,000 of loans guaranteed by U.S. governmental agencies). At September 30, 1996, no watch list loans were designated as nonaccrual, 90 days past due or restructured. At such date, there were $116,000 in loans designated as 90 days past due or restructured which were not on the watch list or classified as substandard. See "Nonperforming Assets" below.

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

    The following table lists nonaccrual, past due and restructured loans and real estate and other repossessed assets at September 30, 1996, and December 31, 1995.

                                                   September 30,    December 31,
                                                       1996            1995
                                                   -------------    ------------
                                                           (In thousands)
Nonaccrual loans                                       $ 88            $204
Accruing loans contractually past due over 90 days      194              23
Restructured loans                                       77              65
Real estate and other repossessed assets                218             337
                                                       ----            ----
            Total nonperforming assets                 $577            $629
                                                       ----            ----
                                                       ----            ----

    The gross interest income that would have been recorded during the third quarter and first nine months of 1996 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $2,000 and $15,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the third quarter or the first nine months of 1996.

    A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The Company is not aware of any potential problem loans other than those reported in the above table.

REAL ESTATE AND OTHER REPOSSESSED ASSETS

    Real estate and other repossessed assets consists of real property and other assets unrelated to banking premises or facilities. Income derived from this real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At September 30, 1996, and December 31, 1995, real estate and other repossessed assets had an aggregate book value of $218,000 and $337,000, respectively. Real estate and other repossessed assets decreased $119,000, or 35.3%, during the first nine months of 1996, notwithstanding the acquisition of Peoples National effective January 1, 1996, due to the sale of several parcels of other real estate during that time period. Of the September 30, 1996 balance, $105,000 represents nine repossessed automobiles, $59,000 represents various residential properties and $54,000 represents various commercial properties. None of the individual parcels of real estate are carried at more than $36,000.

PREMISES AND EQUIPMENT

    Premises and equipment increased $346,000, or 8.3%, during the first nine months of 1996, from $4,155,000 at December 31, 1995, to $4,501,000 at September 30, 1996. The increase was due to the acquisitions of Peoples National and Coastal Banc - San Angelo which were partially offset by $270,000 of depreciation expense recorded on the Company's premises and equipment during the first nine months of 1996.

ACCRUED INTEREST RECEIVABLE

    Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $207,000, or 13.9%, from $1,494,000 at December 31, 1995, to $1,701,000 at September 30,
1996. The increase was a result of an increase in securities, on which interest is collected semi-annually, and a decrease in federal funds sold, on which interest is collected daily. Of the total balance at September 30, 1996, $1,105,000, or 65.0%, was interest accrued on securities and $596,000, or 35.0%, was interest accrued on loans. The amounts of accrued interest receivable and percentages attributable to securities and loans at December 31, 1995, were $920,000, or 61.6%, and $574,000, or 38.4%, respectively.

GOODWILL

    Goodwill increased from $0 at December 31, 1995, to $974,000 at September 30, 1996, as a result of the recording of $260,000 in goodwill from the Peoples National acquisition and $743,000 in goodwill from the Coastal Banc - San Angelo acquisition. A total of $29,000 in goodwill amortization expense was recorded during the first nine months of 1996.

OTHER ASSETS

    The most significant component of other assets at September 30, 1996, is a net deferred tax asset of $1,731,000. The balance of other assets decreased $190,000, or 7.5%, to $2,334,000 at September 30, 1996, from $2,524,000 at
December 31, 1995, primarily as a result of the utilization of $222,000 of the Company's net operating loss carryforwards.

DEPOSITS

    The Banks' lending and investing activities are funded to a great extent by core deposits, 48.0% of which are demand, savings and money market deposits at September 30, 1996. Total deposits increased $22,770,000, or 13.8%, from $164,704,000 at December 31, 1995, to $187,474,000 at September 30, 1996. The
increase is due primarily to the acquisitions of Peoples National and Coastal Banc - San Angelo, which had aggregate total deposits of $19,853,000 at their respective dates of acquisition. The Banks do not have any brokered deposits.

    The following table presents the average amounts of and the average rates paid on deposits of the Company for the quarters and nine-month periods ended September 30, 1996 and 1995:

                                                 Quarter Ended September 30,               Nine-month Period Ended September 30,
                                       --------------------------------------------     ------------------------------------------
                                                1996                    1995                    1996                   1995
                                       --------------------    --------------------     -------------------     ------------------
                                        Average     Average     Average     Average     Average     Average     Average    Average
                                        Amount       Rate       Amount       Rate       Amount       Rate       Amount       Rate
                                       --------     -------    --------     -------     -------     -------     -------    -------
                                                                          (Dollars in thousands)
Noninterest-bearing demand deposits    $ 29,883          --%   $ 28,264          --%   $ 30,086          --%   $ 28,866        --%
Interest-bearing demand, savings
  and money market deposits              59,097        2.49      52,897        2.37      57,147        2.38      53,486      2.35
Time deposits of less than $100,000      69,118        5.34      53,844        5.65      62,938        5.39      51,537      5.32
Time deposits of $100,000 or more        28,456        5.47      20,793        5.75      27,170        5.43      18,567      5.57
                                       --------        ----    --------        ----    --------        ----    --------      ----
     Total deposits                    $186,554        3.60%   $155,798        3.52%   $177,341        3.51%   $152,456      3.30%
                                       --------        ----    --------        ----    --------        ----    --------      ----
                                       --------        ----    --------        ----    --------        ----    --------      ----

    The maturity distribution of time deposits of $100,000 or more at September 30, 1996, is presented below.

                                          At September 30, 1996
                                          ---------------------
                                              (In thousands)
         3 months or less                        $ 8,831
         Over 3 through 6 months                  10,567
         Over 6 through 12 months                  7,731
         Over 12 months                            1,820
                                                 -------
            Total time deposits of $100,000
              or more                            $28,949
                                                 -------
                                                 -------

    The Banks experience some reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At September 30, 1996, deposits of $100,000 or more represented approximately 14.2% of the Company's total assets, compared to 13.2% of total assets at December 31, 1995.

NOTES PAYABLE

    The Company's notes payable decreased $271,000, or 31.9%, from $849,000 at December 31, 1995, to $578,000 at September 30, 1996. The decrease represents the regular quarterly principal payment made by the Company on the Term Note (as defined below under "Liquidity - Notes Payable") on January 15, 1996, and July 15, 1996, a $100,000 principal payment made on the Term Note on April 15, 1996, when it matured and was renewed, and the first of three annual installments on notes payable to one current and two former directors. On October 15, 1996, the Company paid off the remaining principal balance of the Term Note. See "Note 3:
Notes Payable" to the Company's Consolidated Financial Statements.

ACCRUED INTEREST PAYABLE

    Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $38,000, or 4.3%, from $882,000 at December 31, 1995, to $844,000 at September 30, 1996. The
decrease was primarily a result of a decrease in accrued interest payable on Individual Retirement Accounts, a majority of which have annual maturity and interest payment dates around April 15.

OTHER LIABILITIES

    The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $232,000, or 254.9%, from $91,000 at December 31, 1995, to $323,000 at September
30, 1996, primarily because of an increase in the federal income tax liability of the Company due to the fact that, for alternative minimum tax purposes, all of the Company's net operating loss carryforwards had been utilized at December 31, 1995. As a result, the Company began paying federal income taxes at the effective rate of approximately 20% beginning January 1, 1996, as opposed to an effective rate of approximately 2% which the Company had been paying since 1989. The Company still has net operating loss carryforwards available for regular federal income tax purposes.

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

    The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible.
The following table shows that ratio to be 53.2% at the 90-day interval, 48.4% at the 180-day interval and 42.9% at the 365-day interval at September 30, 1996. Currently, the Company is in a liability-sensitive position at the three intervals. During a slowly rising interest rate environment, especially on time deposits, as was the case during most of the first nine months of 1996, this position normally produces a lower net interest margin than in a rising interest rate environment. The Company also had $60,411,000 of interest-bearing demand, savings and money market deposits at September 30, 1996, that are somewhat less rate-sensitive. Excluding these deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio would have been 72.6% at the 365-day interval at September 30, 1996. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

    The following table shows the interest rate sensitivity position of the Company at September 30, 1996.

                                            Cumulative Volumes Subject to       Volumes
                                                   Repricing Within            Subject to
                                         ----------------------------------     Repricing
                                          90 Days     180 Days     365 Days   After 1 Year     Total
                                         --------     --------     --------   ------------   --------
                                                              (Dollars in thousands)
Interest-earning assets:
    Federal funds sold                   $ 12,100     $ 12,100     $ 12,100     $      0     $ 12,100
    Securities                              5,914        9,811       17,722       64,955       82,677
    Loans, net of unearned income          27,339       29,431       33,677       56,438       90,115
                                         --------     --------     --------     --------     --------
      Total interest-earning assets        45,353       51,342       63,499      121,393      184,892
                                         --------     --------     --------     --------     --------
Interest-bearing liabilities:
    Demand, savings and money market
      deposits                             60,411       60,411       60,411            0       60,411
    Time deposits                          24,525       45,147       87,015       10,563       97,578
    Notes payable                             341          454          456          122          578
                                         --------     --------     --------     --------     --------
      Total interest-bearing liabilities   85,277      106,012      147,882       10,685      158,567
                                         --------     --------     --------     --------     --------
Rate-sensitivity gap(1)                  $(39,924)    $(54,670)    $(84,383)    $110,708     $ 26,325
                                         --------     --------     --------     --------     --------
                                         --------     --------     --------     --------     --------
Rate-sensitivity ratio(2)                   53.2%        48.4%         42.9%
                                         --------     --------     --------
                                         --------     --------     --------

--------------------------
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

SELECTED FINANCIAL RATIOS

    The following table presents selected financial ratios (annualized) for the quarters and nine-month periods ended September 30, 1996 and 1995.

                                                      Quarter Ended           Nine-month Period
                                                       September 30,         Ended September 30,
                                                    ------------------       -------------------
                                                     1996        1995         1996         1995
                                                    -----       ------       ------       ------
Net income to:
  Average assets                                     0.73%        0.74%        0.72%        0.66%
  Average interest-earning assets                    0.79         0.81         0.79         0.72
  Average stockholders' equity                      10.23         9.47         9.81         9.06
Dividend payout (1) to:
  Net income                                        14.91         9.83        13.58        10.23
  Average stockholders' equity                       1.52         0.93         1.33         0.93
Average stockholders' equity to:
  Average total assets                               7.12         7.81         7.36         7.32
  Average loans (2)                                 16.78        16.24        16.89        14.78
  Average total deposits                             7.73         8.59         8.02         8.02
Average interest-earning assets to:
  Average total assets                              92.02        91.49        91.81        91.62
  Average total deposits                           100.00       100.64       100.10       100.44
  Average total liabilities                         99.08        99.24        99.10        98.85
Ratio to total average deposits of:
  Average loans (2)                                 46.10        52.89        47.49        54.27
  Average noninterest-bearing deposits              16.02        18.14        16.97        18.93
  Average interest-bearing deposits                 83.98        81.86        83.03        81.07
Total interest expense to total interest income     48.34        45.95        47.18        43.71

-------------------------
(1) Dividends on Common Stock only.
(2) Before allowance for possible loan losses.

LIQUIDITY

THE BANKS

    Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Banks to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $6,930,000 and $7,128,000 during the third quarter and first nine months of 1996, respectively, and $6,658,000 and $7,031,000 during the third quarter and first nine months of 1995, respectively. These amounts comprised 3.4% and 3.7% of average total assets during the third quarter and first nine months of 1996, respectively, and 3.9% and 4.2% of average total assets during the third quarter and first nine months of 1995, respectively. The average level of securities and federal funds sold was $100,562,000 and $93,311,000 during the third quarter and first nine months of 1996, respectively, and $74,387,000 and $70,396,000 during the third quarter and first nine months of 1995, respectively. Recently, a larger amount of the Banks' increasingly available funds has been invested in securities, due to the acquisition of Coastal Banc - San Angelo, which had $14,895,000 in deposits and only $155,000 in loans at the date of acquisition.

    The Banks sold securities with a book value of $2,029,000 during the nine-month period ended September 30, 1996. The securities sold during the second quarter of 1996 were classified as held-to-maturity and were sold approximately 30 days prior to their scheduled maturity. A gain of $2,000 was recorded on such sale. The $30,000 of securities sold during the first quarter of 1996 were obtained in the Peoples National acquisition and were sold because they did not meet the Company's investment criteria. A loss of $12,000 was recorded on such sale. There were no sales of securities during the quarter or nine-month period ended September 30, 1995. At September 30, 1996, $17,573,000, or 22.8%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $55,815,000, or 72.4%, excluding mortgage-backed securities, matured after one but within five years. The Banks' commercial lending activities are concentrated in loans with maturities of less than five years and with a combination of fixed and adjustable interest rates, while the Banks' installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Banks' experience, however, has been that these installment loans are paid off in an average of approximately 30 months. At September 30, 1996, approximately $33,677,000, or 37.4%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $30,190,000, or 60.9%, the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

    On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the third quarter and first nine months of 1996, the Company's average deposits were $186,554,000 and $177,341,000, respectively, or 92.0% and 91.7% of average total assets, respectively, compared to $155,798,000 and $152,456,000, respectively, or 90.9% and 91.2% of average total assets, respectively, during the third quarter and first nine months of 1995. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Banks. See "Analysis of Financial Condition - Deposits" above.

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

    The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Banks to Independent Financial during the third quarter and first nine months of 1996 totaled $225,000 and $600,000, respectively. Dividends paid by the Banks to Independent Financial during the third quarter and first nine months of 1995 were $300,000 and $500,000, respectively. Dividends paid by Independent Financial to the Company during the third quarter and first nine months of 1996 were $225,000 and $600,000, respectively. Independent Financial paid dividends to the Company totaling $305,000 and $705,000 during the same time periods of 1995. At September 30, 1996, there were approximately $1,490,000 in dividends available for payment to Independent Financial by the Banks without regulatory approval.

    The payment of current tax liabilities generated by the Banks and management and service fees constituted 43% and 9%, respectively, of the Company's cash flow during the third quarter of 1996. These percentages were 47% and 9%, respectively, for the first nine months of 1996. Pursuant to a tax-sharing agreement, the Company's subsidiaries pay to the Company an amount equal to their individual tax liabilities on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Banks to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that certain Banks incur losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $200,000 and $642,000 were paid by the Banks to the Company during the third quarter and first nine months of 1996, respectively, compared to a total of $210,000 and $729,000 during the third quarter and first nine months of 1995, respectively, $81,000 of which represented the final settlement of tax liabilities between the Company and the Banks for the year ended December 31, 1993.

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

    The Banks pay management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the subsidiaries' board meetings, audit and loan review services and related expenses. The Banks paid a total of $41,000 and $125,000 in management fees to the Company during the third quarter and first nine months of 1996, respectively, compared to $47,000 and $134,000 paid by the Banks during the third quarter and first nine months of 1995, respectively. The Company's fees must be reasonable in relation to the management services rendered, and each Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

    The Company has a note payable to a financial institution in Amarillo, Texas (the "Amarillo Bank"). This note (the "Term Note") had a maturity of April 15, 1996. On April 15, 1996, the Company paid the Amarillo Bank $100,000 to reduce the outstanding principal balance to $371,000 and the maturity date was extended to April 15, 1999. Equal principal payments of $31,000, plus accrued interest, were due quarterly on January 15, April 15, July 15 and October 15. The Term Note bore interest at the Amarillo Bank's floating base rate plus 1% (9.25% at September 30, 1996) and was collateralized by 100% of the stock of First State, N.A., Abilene, and First State, N.A., Odessa. The loan agreement between the Company and the Amarillo Bank contained certain covenants that, among other things, restricted the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank was $1,000,000 or greater. The loan agreement also required the Company and the Banks to meet certain financial ratios, all of which were met at September 30, 1996, and December 31, 1995. On October 15, 1996, the Company paid off the remaining principal balance of the Term Note.

    In addition, at September 30, 1996, the Company had notes payable to one current and two former directors of the Company aggregating $226,000. These notes had an original face amount of $350,000 but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first annual principal installment of $117,000 was made on March 1, 1996. The notes represent a portion of the final settlement of certain litigation.

CAPITAL RESOURCES

    At September 30, 1996, stockholders' equity totaled $14,582,000, or 7.2% of total assets, compared to $13,818,000, or 7.7% of total assets, at December 31, 1995.

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

    Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Banks' risk-based capital ratios and leverage ratios to the minimum regulatory requirements at September 30, 1996.

  THE COMPANY                                                    SEPTEMBER 30, 1996
  -----------                                                   ---------------------
                                                                (Dollars in thousands)
  Tier 1 capital:
     Common stockholders' equity, excluding unrealized loss on
       available-for-sale securities                                     $14,039
     Preferred stockholders' equity (1)                                      566
     Goodwill                                                               (974)
     Net deferred tax asset in excess of regulatory capital limits (2)       (28)
                                                                         --------
          Total Tier 1 capital                                            13,603
                                                                         --------
  Tier 2 capital:
     Allowance for possible loan losses (3)                                  806
                                                                         --------
          Total Tier 2 capital                                               806
                                                                         --------
           Total capital                                                 $14,409
                                                                         --------
                                                                         --------
  Risk-weighted assets                                                   $98,260
                                                                         --------
                                                                         --------
  Adjusted quarterly average assets                                      $203,518
                                                                         --------
                                                                         --------

                                               MINIMUM           ACTUAL
                                              REGULATORY        RATIOS AT
THE COMPANY                                  REQUIREMENT(4)  SEPTEMBER 30, 1996
-----------                                  --------------  ------------------
Tier 1 capital to risk-weighted assets ratio      4.00%         13.84%
Total capital to risk-weighted assets ratio       8.00          14.66
Leverage ratio                                    3.00           6.68

THE BANKS
---------
Tier 1 capital to risk-weighted assets ratio      4.00%      12.07 - 13.68%
Total capital to risk-weighted assets ratio       8.00       12.85 - 14.25
Leverage ratio                                    3.00        5.63 - 7.25

---------------------------
(1) Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2) The amount of the net deferred tax asset in excess of the lesser of (i) 10% of Tier 1 capital or (ii) the amount of the tax benefit from utilization of net operating loss carryforwards expected to be realized within one year.
(3) Limited to 1.25% of risk-weighted assets.
(4) For top rated banking organizations.

    The Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The new law also required each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized,"

"undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Banks were all "well capitalized" at September 30, 1996.

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

    The Company began paying quarterly cash dividends of $0.03 per share on its Common Stock during the second quarter of 1994. The Company also paid a 33-1/3% stock dividend on May 31, 1995. The Company's Board of Directors increased the Company's quarterly Common Stock cash dividend to $0.05 per share effective for the cash dividend payable on May 31, 1996. A $0.05 per share cash dividend was paid on August 30, 1996, and a like dividend was also declared by the Company's Board of Directors on October 16, 1996. The dividend is payable on November 29, 1996, to holders of the Common Stock on November 15, 1996.

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

PENDING ACQUISITION

    On July 11, 1996, the Company and First State, N.A., Abilene entered into a definitive agreement to acquire Crown Park Bancshares, Inc. ("Crown Park") for approximately $7,425,000 and to merge Crown Park's subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), with and into First State, N.A., Abilene. At September 30, 1996, Western National had total assets of $56,598,000, total loans, net of unearned income, of $38,619,000, total deposits of $50,802,000, and stockholders' equity of $5,385,000.

    Consummation of the acquisition is subject to various regulatory approvals and other conditions. The Company has filed an application with the Office of the Comptroller of the Currency (the "Comptroller") for approval of the merger. Additionally, to recognize certain cost savings and to utilize the Banks' capital more effectively than on a stand-alone basis, the application filed with the Comptroller seeks approval to merge First State, N.A., Odessa with and into First State, N.A. Abilene. If the approvals are received and the conditions satisfied, the transaction would probably be consummated during the first quarter of 1997 at which time Western National would become a branch of First State, N.A., Abilene. In connection with the acquisition, the Company may sell common stock or other securities that could result in dilution of the percentage ownership of public stockholders.

                                       PART II

                                  OTHER INFORMATION

Item 1. Legal Proceedings.

    In CONNIE POLLARD V. FIRST STATE BANK, N.A., ODESSA, TEXAS (Cause No. A-100,846) brought in the 70th District Court of Ector County, Texas, the plaintiff, the former Senior Vice President, Manager of Trust Operations of First State, N.A., Odessa, alleges, among other things, that she was discriminated against on the basis of her sex, she was repeatedly passed over for promotion to the Trust Department Manager, she was paid less than male employees and that she was constructively discharged. The plaintiff alleges damages for past and future wages, emotional distress and constructive discharge, actual damages, exemplary damages, attorneys' fees, reinstatement and promotion and pre-judgment and post-judgment interest. The Company believes the plaintiff's claims to be without merit and intends to vigorously defend this action.

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

    None

Item 5. Other Information.

    None

Item 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         27.1  Financial Data Schedule (filed herewith).

    (b)  Reports on Form 8-K.

         None.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  November 14, 1996               Independent Bankshares, Inc.
                                       (Registrant)



                                       By: /s/ Randal N. Crosswhite
                                           -----------------------------------
                                           Randal N. Crosswhite
                                           Senior Vice President and
                                           Chief Financial Officer