Form 10-K
period 1996-12-31
INDEPENDENT BANKSHARES INC
filed 1997-03-31
CIK 318870

=================================================================
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                    ______________________________
                               FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended:  December 31, 1996

or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from                to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the market value of such stock on March 17, 1997, was $18,982,000. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant. At March 17, 1997, 1,420,894 shares of the Registrant's common stock, $0.25 par value per share, were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

(1)  Annual Report to Shareholders for the fiscal year ended
     December 31, 1996, furnished to the Commission pursuant to Rule 14a-3(b) - Part II and Part IV.

(2) Definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Annual
     Meeting of Shareholders to be held April 29, 1997 - Part III.

=================================================================

                                PART I


     OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF INDEPENDENT BANKSHARES, INC. AND ITS SUBSIDIARIES MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE."

ITEM 1.    BUSINESS

General
-------

     Independent Bankshares, Inc., a Texas corporation (the "Company"), is a bank holding company headquartered in Abilene, Texas. The Company indirectly owns through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the West Texas cities of Abilene (2 locations), Lubbock (acquired in January 1997), Odessa (2 locations), San Angelo, Stamford and Winters.

     In connection with its recent acquisition of Crown Park Bancshares, Inc. ("Crown Park") and its subsidiary Western National Bank ("Western National"), the Company merged, on December 30, 1996, its former subsidiary bank, First State Bank, National Association, Odessa, Texas ("First State, N.A., Odessa"), with and into the Bank in order to recognize certain cost savings and to utilize the banks' capital more effectively than on a stand alone basis.

     The Company's primary activities are to assist the Bank in the management and coordination of its financial resources and to provide capital, business development, long range planning and public relations for the Bank. The Bank operates under the day-to-day management of its own officers and board of directors and formulates its own policies with respect to banking matters.

     At December 31, 1996, the Company had, on a consolidated basis, total assets of $205,968,000, total deposits of $189,575,000, total loans, net of unearned income, of $92,017,000 and total stockholders' equity of $14,937,000. The Company's net income has grown from $224,000 in 1991 to $1,422,000 in 1996.
Additionally, since 1991, the Company's total loans have grown at a 12% average annual rate, resulting from a combination of internal growth and the Company's acquisition of community banks.

     The Company's complete mailing address and telephone number is 547 Chestnut Street, Abilene, Texas 79602, (915) 677-5550.

The Bank
--------

     The Company conducts substantially all of its business through the Bank and its various branches in West Texas. Each of the Bank's branches is an established franchise with a significant presence in its respective service area. The main branch in Abilene was the third largest of four commercial banks headquartered in Abilene, Texas, in terms of total deposits at June 30, 1996, the latest date for which information is available, and was the fifth largest of ten banks in Abilene in terms of total branch deposits at the same time. The branches in Stamford and Winters were the largest bank branches in those cities in terms of total deposits at June 30, 1996. The Odessa branch was the sixth largest of eight banks in Odessa in terms of total branch deposits at June 30, 1996. The branch in San Angelo was the eighth largest of ten banks in terms of total branch deposits in that city at June 30, 1996. The branch in Lubbock, acquired in January 1997, was the ninth largest of twelve banks in terms of total branch deposits in that city at June 30, 1996. The Bank operates through its branches as a community bank that focuses on long-term relationships with customers and provides individualized, quality service. Reflecting its community banking heritage, the Bank has a stable deposit base from customers located within its West Texas market area. Its recent financial performance is characterized by consistent core earnings, an increasingly diversified loan portfolio and strong asset quality. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent provided by law.

     At December 31, 1996, the Bank had total assets of $204,625,000, total deposits of $189,904,000, total loans, net of unearned income of $92,017,000, and total stockholders' equity of $13,487,000.

     The principal services provided by the Bank are as follows:

     Commercial Services. The Bank provides a full range of banking services for its commercial customers. Commercial lending activities include short-term and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing and interim and permanent real estate lending. Other services include cash management programs and federal tax depository and night depository services.

     Consumer Services. The Bank also provides a wide range of consumer banking services, including checking, savings and money market accounts, savings programs and installment and personal loans. The Bank makes automobile and other installment loans directly to customers, as well as indirectly through automobile dealers. The Bank makes home improvement and real estate loans and provide safe deposit services. As a result of sharing arrangements with the Pulse automated teller machine system network, the Bank provides 24-hour routine banking services through automated teller machines ("ATMs"). The Pulse network provides ATM accessibility throughout the United States.

     Trust Services. The Bank provides trust and agency services to individuals, partnerships and corporations from its offices in Abilene, Lubbock and Odessa. The trust division also provides investment management, administration and advisory services for agency and trust accounts, and acts as trustee for pension and profit sharing plans.

Acquisition of Subsidiary Banks
-------------------------------

     Crown Park and Western National. On January 28, 1997, the Company consummated the acquisition of Crown Park and its wholly owned subsidiary bank, Western National, for an aggregate cash purchase price of $7,510,000. The purchase price was initially $7,425,000, but was adjusted to increase by the amount of interest earned on the purchase price from December 1, 1996, through January 27, 1997, at a rate equal to the 26-week United States Treasury Bill rate plus 2% (i.e., $85,000). The aggregate purchase price included $143,000 that was paid to Crown Park's financial advisor. On the closing date, Crown Park was merged with and into a wholly owned subsidiary of the Company and Western National was merged with and into the Bank. To obtain funding for the acquisition, simultaneously with the closing, the Company consummated an underwritten public offering of an aggregate of 316,250 shares of its common stock at a price of $14.25 per share (the "Offering"). This included 41,250 shares covered by the Underwriter's over-allotment option. The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance the remaining cost of acquiring Crown Park. The $800,000 of borrowings was later reduced to $400,000 with the proceeds of the sale of the over-allotment shares. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This acquisition will be accounted for under the purchase method of accounting. A total of $2,486,000 of goodwill was recorded in 1997 as a result of this transaction.

     Western National is a community bank that offers interest and noninterest-bearing depository accounts, and makes consumer and commercial loans. At the date of acquisition, on a consolidated basis, Crown Park had total assets of $60,420,000, total loans, net of unearned income, of $41,688,000, total deposits of $53,618,000 and stockholders' equity of $4,238,000.

     The Company intends to increase the profitability of Western National by expanding its loan portfolio and deposit base. The Company believes enhanced marketing efforts, expanded loan and deposit products and increased employee training and personal attention to customers will promote this growth. The Company also believes that savings can be realized in the area of noninterest expenses through consolidation of operations. In addition to the immediate increase in asset size and the potential for improved future profitability, the Crown Park acquisition will allow the Company to expand its market area into what the Company believes are desirable banking locations. This expansion will increase the geographic diversity of the Company's loan portfolio, which is expected to decrease the Company's overall lending risks.

     San Angelo Branch. On May 27, 1996, First State, N.A., Abilene assumed the deposits and certain other liabilities and purchased the loans and certain other assets of the San Angelo, Texas branch of Coastal Banc ssb ("Coastal Banc - San Angelo") in a cash transaction. On the date of the acquisition, Coastal Banc -
 San Angelo had approximately $14,895,000 in total deposits and $155,000 in total loans. The acquisition was accounted for under the purchase method of accounting, and the assets and liabilities of this branch were recorded at their estimated fair value. A total of $743,000 of goodwill was recorded as a result of the acquisition. Coastal Banc - San Angelo became a branch of the Bank.

     Peoples National. The Bank completed the acquisition of Peoples National Bank, Winters, Texas ("Peoples National") effective January 1, 1996, and Peoples National became part of the Winters branch of the Bank. At December 31, 1995, Peoples National had total assets of $5,505,000, total loans, net of unearned income, of $2,767,000, total deposits of $4,958,000 and stockholders' equity of $525,000. These amounts are not included in the Consolidated Balance Sheet for the Company at December 31, 1995. The acquisition was accounted for under the purchase method of accounting, and the assets and liabilities of Peoples National were recorded at their estimated fair value. A total of $260,000 of goodwill was recorded as a result of this acquisition.

Other Subsidiaries

     At the present time, the Company does not have any subsidiaries other than Independent Financial and the Bank.

Business Strategy

     The Company's strategic plan contemplates an increase in profitability and shareholder value through the building of a valuable West Texas banking franchise consisting of low cost core deposits as a funding base to support local consumer and commercial lending programs. The Company's acquisition activities have been designed to augment this franchise by increasing market share and expanding into contiguous markets demographically similar to its current service areas. Following the recent acquisition of Crown Park and its subsidiary Western National, the Company has locations in four of the fastest growing consumer markets in West Texas. Management believes that it can increase the profitability of the Company through increased operating efficiencies, an increase in the loan to deposit ratio and cross-selling a more expansive product line to newly acquired customers.

     The Company's operating strategy is to provide customers with the business sophistication and breadth of products of a regional financial services company, while retaining the special attention to personal service and the local appeal of a community bank. Decentralized decision making authority vested in the presidents and senior officers of the Abilene, Lubbock and Odessa branches allows for rapid response time and flexibility in dealing with customer requests and credit needs. The participation of the Company's directors, officers and employees in area civic and service organizations demonstrates the Company's continuing commitment to the communities it serves. Management believes that these qualities distinguish the Company from its competitors and will allow the Company to compete successfully in its market against larger regional and out-of-state institutions.

Supervision and Regulation

     References in this report to applicable statutes, regulations and policies are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes, regulations and policies.

                      REGULATION AND SUPERVISION

THE COMPANY

     General
     -------

     The Company is a bank holding company registered with, and subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Federal law subjects bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies.

     Scope of Permissible Activities
     -------------------------------

     The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies and providing certain securities brokerage services. In approving acquisitions by the Company of entities engaged in banking-related activities, the Federal Reserve Board would consider a number of factors, including the expected benefits to the public, such as greater convenience and increased competition or gains in efficiency, which would be weighed against the risk of potential negative effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board may also differentiate between activities commenced DE NOVO and activities commenced through the acquisition of a going concern. The Company has no current plans to form or acquire any non-banking subsidiaries.

     The Federal Reserve Board has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds, commercial paper, consumer-receivable-related securities and certain mortgage-backed securities), provided that the subsidiaries would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In very limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities. Bills from time to time have been introduced in both the U.S. Senate and House of Representatives that would, if enacted, remove many of the restraints imposed by the Glass-Steagall Act, although no comprehensive bill has been enacted to date.

     On March 26, 1996 the U.S. Supreme Court ruled that Section 92 of the National Bank Act preempts state insurance laws which prevent banks from exercising insurance powers granted under those laws. Section 92 grants national banks located and doing business in a place with a population not exceeding 5,000 inhabitants the authority to act as insurance agent for any insurance company authorized to do business in a state where the bank is located. In response to this decision, on June 20, 1996, the Texas Department of Insurance ("TDI") issued its "Interim Procedures for Banks Selling Insurance" which contain licensing and consumer protection guidance that apply to banks and savings associations located in Texas. The TDI has stressed that these are only interim guidelines intended to be in effect until the Texas Legislature or Congress resolves some remaining issues which serve as impediments to the ability of the banks to take full advantage of this activity. In addition, the Comptroller has issued an advisory letter which provides guidance to national banks regarding insurance and annuity sales activities. The Comptroller has subsequently approved applications by banks to engage in such general insurance agency activities through operating subsidiaries.

     Bank holding companies are not permitted to engage in unsafe or unsound banking practices. For example, the Federal Reserve Board's Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding twelve-month period, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it would constitute an unsafe or unsound practice or would violate any law or regulation. Additionally, a holding company may not impair the financial soundness of a subsidiary bank by causing it to make funds available to nonbanking subsidiaries or their customers when such a transaction would not be prudent. The Federal Reserve Board may exercise several administrative remedies including cease-and-desist powers over parent holding companies and nonbanking subsidiaries when the actions of such companies would constitute a serious threat to the safety, soundness or stability of a subsidiary bank.

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

     Capital Adequacy Requirements
     -----------------------------

     The Federal Reserve Board monitors the capital adequacy of bank holding companies. The Federal Reserve Board has adopted a system using a combination of risk-based guidelines and leverage ratios to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, each category of assets is assigned a different risk weight, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define the capital components. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common stockholders' equity and qualifying perpetual preferred stock and minority interests in consolidated subsidiaries, reduced by goodwill and net deferred tax assets in excess of regulatory capital limits. "Tier 2" capital includes, with certain limitations, certain other preferred stock, as well as qualifying debt instruments and all or part of the allowance for possible loan losses.

     The guidelines require a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to be in the form of "Tier 1" capital elements). At December 31, 1996, the Company's ratios of "Tier 1" and total capital to risk-weighted assets were 13.85% and 14.64%, respectively. At such date, both ratios exceeded regulatory minimums. The pro forma calculation of the Company's ratios of "Tier 1" and total capital to risk-weighted assets would have been 10.99% and 12.15%, respectively, had the acquisition of Crown Park occurred at December 31, 1996.

     In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC have adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies and banks. The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted quarterly average total assets. The leverage ratio adopted by the federal banking agencies requires a minimum 6.0% "Tier 1" capital to adjusted quarterly average total assets ratio for a banking organization to be considered well capitalized. The Company's and the Bank's leverage ratios at December 31, 1996, were 6.86% and 6.19%, respectively, and each was considered to be well capitalized. However, the pro forma calculation of the Company's and the Bank's leverage ratios would have been 5.95% and 5.45%, respectively, had the acquisition of Crown Park occurred at December 31, 1996. As a result, the

Company and the Bank would have been considered to be at least adequately capitalized under the risk-based capital guidelines.

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

     Imposition of Liability for Undercapitalized Subsidiaries
     ---------------------------------------------------------

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective at various times through January 1994. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by applicable regulators unless each company "having control of" the undercapitalized institution "guarantees" the subsidiary's compliance with the capital restoration plan until it becomes "adequately capitalized." The Company has control of the Bank for purposes of this statute.

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

     Acquisitions by Bank Holding Companies
     --------------------------------------

     Subject to certain exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve Board, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

     Currently, the Federal Reserve Board will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisition. The Texas Banking Act permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas. However, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), permits bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, except that states may establish the minimum age of their local banks subject to interstate acquisition by out-of-state bank holding companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

     FDICIA eased restrictions on cross-industry mergers. Members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") are generally allowed to merge, assume each other's deposits, and transfer assets in exchange for an assumption of deposit liabilities. A formula applies to treat insurance assessments relating to acquired deposits as if they were still insured through the acquired institution's insurance fund. The transaction must be approved by the appropriate federal banking regulator. In considering such approval, the regulators take into account applicable capital requirements, certain interstate banking restrictions and other factors.

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

THE BANK

     General
     -------

     The Bank is a national banking association organized under the National Bank Act of 1864, as amended (the "National Bank Act"), and is subject to regulatory supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller"). Pursuant to such regulation, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions.

     Permissible Activities for National Banks
     -----------------------------------------

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

     In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of such depository institutions. Many of the statutory restrictions limit the participation of national banks in the securities and insurance product markets. These restrictions do not now affect the Bank, because the Bank is not presently involved in the types of transactions covered by the restrictions.

     Branching
     ---------

     National banks may establish a branch anywhere in Texas provided that the branch is approved in advance by the Comptroller, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Interstate Banking Act, which expands the authority of bank holding companies and banks to engage in interstate bank acquisitions and interstate banking, allows each state the option of "opting out" of the interstate branching (but not banking) provisions. The Texas Legislature opted out of the interstate branching provisions during its 1995 Session. Interstate banking was effective on September 29, 1995, and interstate branching would have become effective in Texas in June of 1997, if Texas had not elected to "opt out." The Texas Legislature "opt-out" legislation prohibiting interstate branching is effective until September of 1999.

     Restrictions on Transactions with Affiliates
     --------------------------------------------

     Certain provisions of FDICIA applicable to the Bank enhance safeguards against insider abuse by recodifying current law restricting transactions among related parties. One set of restrictions is found in Section 23A of the Federal Reserve Act, which affects loans to and investments in "affiliates" of the Bank. The term "affiliates" include the Company and any of its subsidiaries. Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for such loans. In addition, Section 23A limits the amount of advances to third parties that are collateralized by the securities or obligations of the Company or its subsidiaries.

     Another set of restrictions is found in Section 23B of the Federal Reserve Act. Among other things, Section 23B requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit underwriting standards and procedures, that in good faith would be offered to or would apply to nonaffiliated companies. The Bank is also subject to certain prohibitions against advertising that suggests that the Bank is responsible for the obligations of its affiliates.

     The restrictions on loans to insiders contained in the Federal Reserve Act and Regulation O of the Federal Reserve Board now apply to all insured institutions and their subsidiaries and holding companies. The aggregate amount of an institution's loans to insiders is limited to the amount of its unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. The Bank may pay, on behalf of any executive officer or director, an amount exceeding funds on deposit in that individual's personal account only if there is a written, preauthorized, interest-bearing extension of credit specifying a method of repayment and a written preauthorized transfer of funds from another account of the executive officer or director at the Bank. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     Interest Rate Limits and Lending Regulations
     --------------------------------------------

     The Bank is subject to various state and federal statutes relating to the extension of credit and the making of loans. The maximum legal rate of interest that the Bank may charge on a loan depends on a variety of factors such as the type of borrower, purpose of the loan, amount of the loan and date the loan is made. Texas statutes establish maximum legal rates of interest for various lending situations.

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

     Restrictions on Subsidiary Bank Dividends
     -----------------------------------------

     Dividends payable by the Bank to Independent Financial are restricted under the National Bank Act. The Bank's ability to pay dividends is further restricted by the requirement that it maintain adequate capital in accordance with capital adequacy guidelines promulgated from time to time by the Comptroller. See "Dividend Policy." Moreover, the prompt corrective provisions of FDICIA and implementing regulations prohibit a bank from paying a dividend if, following the payment, the bank would be in any of the three capital categories for undercapitalized institutions. See "Capital Adequacy Requirements" below.

     Examinations
     ------------

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

     Capital Adequacy Requirements
     -----------------------------

     FDICIA, among other things, substantially revised existing statutory capital standards, restricted certain powers of state banks, gave regulators the authority to limit officer and director compensation and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized,"

"undercapitalized," "significantly undercapitalized" and "critically undercapitalized," as defined by regulations adopted by the Federal Reserve Board, the FDIC and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to the greater of 2% of total tangible assets or 65% of the minimum leverage ratio to be prescribed by regulation. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. At December 31, 1996, the Bank was well capitalized.

     Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

     Corrective Measures for Capital Deficiencies
     --------------------------------------------

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

     Real Estate Lending Evaluations and Appraisal Requirements
     ----------------------------------------------------------

     The FDIC is required by the Federal Deposit Insurance Act to assess all banks in order to adequately fund the BIF so as to resolve any insured institution that is declared insolvent by its primary regulator. FDICIA required the federal banking regulators to adopt uniform standards for evaluations by the regulators of loans collateralized by real estate or made to finance improvements to real estate. In formulating the standards, the banking agencies were required to take into consideration the risk posed to the insurance funds by real estate loans, the need for safe and sound operation of insured depository institutions and the availability of credit. FDICIA also prohibits the regulators from adversely evaluating a real estate loan or investment solely on the grounds that the investment involves commercial, residential or industrial property, unless the safety and soundness of an institution may be affected.

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

     Deposit Insurance Assessments
     -----------------------------

     The FDIC is required by the Federal Deposit Insurance Act to assess all banks in order to adequately fund the BIF so as to resolve any insured institution that is declared insolvent by its primary regulator. FDICIA required the FDIC to establish a risk-based deposit insurance premium schedule. The risk-based assessment system is used to calculate a depository institution's semi-annual deposit insurance assessment based upon the designated reserve ratio for the deposit insurance fund and the probability and extent to which the deposit insurance fund will incur a loss with respect to this institution. In addition, the FDIC can impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank and BIF member banks.

     On September 15, 1992, the FDIC issued a rule revising its assessment regulations from the existing flat-rate system for deposit insurance assessments (or "premiums") to a new, risk-based assessment system. This system became effective for the assessment period beginning January 1, 1993. Under this system, each depository institution will be placed in one of nine assessment categories based on certain capital and supervisory measures. Institutions assigned to higher-risk categories - that is, institutions that pose a greater risk of loss to their respective deposit insurance funds - pay assessments at higher rates than would institutions that pose a lower risk. The Bank (including First State, N.A., Odessa) was assessed a weighted average premium of 0.006% of deposits for the year ended December 31, 1996.

     On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the BIF from the then-prevailing range of 0.23% to 0.31% of deposits, to a range of 0.04% to 0.31% of deposits. On November 14, 1995, the FDIC further reduced the deposit insurance assessments for BIF-member institutions, such that the range of BIF assessments is currently between 0% and 0.27% of deposits. BIF-member institutions which qualified for the 0% assessment category were, until September 30, 1996, required to pay the $1,000 minimum semi-annual assessment required by federal statute.

     In connection with the new rate schedule, the FDIC established a process for raising or lowering all rates for BIF-insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC will have the flexibility to adjust the entire BIF assessment rate schedule twice a year without seeking public comment first, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

     On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the SAIF and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO in 1987 to help shore up the ailing Federal Savings and Loan Insurance Corporation ("FSLIC"). The amount of FICO debt service to be paid by all BIF-insured institutions is currently estimated to be approximately $320,343,000 per year, or 0.013% of deposits from 1997 until the year 2000, when the obligation of BIF-insured institutions increases to approximately $598,500,000 or 0.024% of deposits per year through the year 2019.

     Community Reinvestment Act
     --------------------------

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

     Changing Regulatory Structure
     -----------------------------


     Other legislative and regulatory proposals regarding changes in banking, and regulations of banks, thrifts and other financial institutions, are being considered by the executive branch of the federal government, Congress and various state governments, including Texas. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict accurately whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Company or the Bank.

     Expanding Enforcement Authority
     -------------------------------

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

     Effect on Economic Environment
     ------------------------------

     The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, control of borrowings at the "discount window," changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot predict the nature of future monetary policies and the effect of such policies on the business and earnings of the Company and the Bank.

COMPETITION

     The activities in which the Company and the Bank engage are highly competitive. Each activity engaged in and the geographic market served involves competition with other banks and savings and loan associations as well as with nonbanking financial institutions and nonfinancial enterprises. In Texas, savings and loan associations and banks are allowed to establish statewide branch offices. The Bank actively competes with other banks in its effort to obtain deposits and make loans, in the scope and type of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking. In addition to competing with other commercial banks within and without its primary service areas, the Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds. The Bank also competes with suppliers of equipment in providing equipment financing.

EMPLOYEES

     At February 28, 1997, the Company and the Bank had 128 full-time equivalent employees. Employees are provided with employee benefits, such as an employee stock ownership/401(k) plan and life, health and long-term disability insurance plans. The Company considers the relationship of the Bank with its employees to be excellent.

ITEM 2.    PROPERTIES

     At February 28, 1997, the Company occupied approximately 600 square feet of space for its corporate offices at 547 Chestnut Street, Abilene, Texas. The Central Branch of the Bank occupies approximately 8,000 square feet at this same facility. The following table sets forth, at February 28, 1997, certain information with respect to the banking premises owned or leased by the Company and the Bank. The Company considers such premises adequate for its needs and the needs of the Bank.


                       Approximate
     Location         Square Footage        Ownership and Occupancy
----------------      --------------  ------------------------------
  Abilene, Texas            8,600     Owned by the Bank and occupied
                                      by the Central Branch of the
                                      Bank and the Company

  Abilene, Texas            3,500     Owned by the Bank and occupied
                                      by the Wylie Branch

  Lubbock, Texas           24,300(1)  Owned by the Bank; occupied and
                                      leased by the Lubbock Branch

  Odessa, Texas            62,400(2)  Owned by the Bank; occupied and
                                      leased by the Odessa Branch

  Odessa, Texas             2,400     Leased by the Bank and occupied
                                      by the Winwood Branch

  San Angelo, Texas         6,800(3)  Owned by the Bank; occupied and
                                      leased by the San Angelo Branch

  Stamford, Texas          14,000     Owned by the Bank and occupied
                                      by the Stamford Branch

  Winters, Texas            9,500     Owned by the Bank and occupied
                                      by the Winters Branch
_________________________
(1)  The Lubbock Branch occupies approximately 14,600 square feet, leases 6,700 square feet and is attempting to lease the
     remaining 3,000 square feet.
(2)  The Odessa Branch occupies approximately 20,400 square feet, leases 25,100 square feet and is attempting to lease the
     remaining 16,900 square feet.
(3)  The San Angelo Branch occupied approximately 3,400 square feet, leases 2,400 square feet and is attempting to lease the remaining 1,000 square feet.


     The Bank owns or leases certain additional tracts of land for parking, drive-in facilities and for future expansion or construction of new premises. Aggregate annual rentals of the Company and the Bank for all leased premises during the year ended December 31, 1996, were $40,000. This amount represents rentals paid for the lease of land by the Wylie Branch and of banking premises by the Winwood Branch of the Bank.


ITEM 3.    LEGAL PROCEEDINGS

     In CONNIE POLLARD V. FIRST STATE BANK, N.A., ODESSA, TEXAS (Cause No. A-100,846) brought in the 70th District Court of Ector County, Texas, the plaintiff, the former Senior Vice President, Manager of Trust Operations of First State, N.A., Odessa, alleges, among other things, that she was discriminated against on the basis of her sex, she was repeatedly passed over for promotion to the Trust Department Manager, she was paid less than male employees and that she was constructively discharged. The plaintiff alleges damages for past and future wages, emotional distress and constructive discharge, actual damages, exemplary damages, attorneys' fees, reinstatement and promotion and pre-judgment and post-judgment interest. The Company believes the plaintiff's claims to be without merit and intends to vigorously defend this action. Discovery is ongoing, and the case is currently scheduled for trial in mid-1997.

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

     The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the AMEX and by Nasdaq Small-Cap Market, as the case may be, and the amount of dividends per share, adjusted for the 33-1/3% stock dividend paid to stockholders in May 1995.

                                                              Cash
                                                            Dividends
                                       High       Low       Per Share
                                      ------     -----      ----------
         1995
     --------------
     First Quarter                    $  6       $  5-1/4   $  0.0225
     Second Quarter                      7-1/2      5-1/4      0.03
     Third Quarter                      11-1/4      7-1/4      0.03
     Fourth Quarter                     10-7/8     10-1/4      0.03

         1996
     --------------
     First Quarter                    $ 10-1/2   $  9-3/4   $  0.03
     Second Quarter                     11          9          0.05
     Third Quarter                      12         10-7/8      0.05
     Fourth Quarter                     17-1/2     12-1/8      0.05

         1997
     --------------
     First Quarter
     (through March 17, 1997)         $ 17       $ 14-3/8   $  0.05

     The Nasdaq Small-Cap Market quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

SHAREHOLDERS

     At March 17, 1997, there were 1,558 stockholders who were individual participants in security position listings.

DIVIDEND POLICY

     The Company. In May 1994, the Company instituted the payment of a $.03 per share quarterly cash dividend, which was raised to $0.05 per share in May 1996. The Board of Directors presently intends to continue the payment of a small cash dividend on the Common Stock. The continued payment of dividends and the amount and timing of any future dividend payments, however, will be determined by the Board of Directors and will depend upon a number of factors, including the extent of funds legally available therefor, dividend requirements of the Company's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), and the earnings, business prospects, acquisition opportunities, cash needs, financial condition, regulatory and capital requirements of the Company and the Bank and provisions of current and future loan or financing agreements, including the Company's existing loan agreement with the Amarillo Bank that restricts dividends if total debt to the Amarillo Bank exceeds $1,200,000. At the date of the filing of this report, the Company had outstanding borrowings of $200,000 under the Amarillo Bank loan, which borrowings financed a portion of the cost of acquiring Crown Park. Accordingly, no dividend restriction is currently in effect.

     The Company's ability to pay cash dividends is restricted by the requirement that it and the Bank maintain certain levels of capital in accordance with regulatory guidelines promulgated by, in the case of the Company, the Federal Reserve Board and, in the case of the Bank, the Comptroller. See "Item 1. Business - Regulation and Supervision - the Company - Capital Adequacy Requirements."

     Holders of the Series C Preferred Stock are entitled to receive, if, as and when declared by the Company's Board of Directors, out of funds legally available therefor, in preference to the holders of Common Stock and any other stock ranking junior to the Series C Preferred Stock in respect of dividends, quarterly cumulative cash dividends at the annual rate of $4.20 per share. The aggregate annual dividend payment on the 13,478 shares of the Series C Preferred Stock outstanding at December 31, 1996, was approximately $57,000. If earnings and cash flow from ordinary operations of the Company are not sufficient to enable it to pay the full amount of the dividend on the Series C Preferred Stock, the Company may cumulate all or a portion of the annual dividend. The Company can cause the mandatory conversion of the Series C Preferred Stock into Common Stock beginning in December 1997. The Series C Preferred Stock is the Company's only outstanding preferred issue.

     The Company may not, among other things, declare or pay any cash dividend in respect of the Common Stock or any stock junior to the Series C Preferred Stock with respect to dividends or liquidation rights unless, on the date of payment, all accumulated dividends in respect of the Series C Preferred Stock are paid or set aside. Furthermore, the Company may not declare or pay any dividends in respect of the Common Stock or purchase, redeem or otherwise acquire shares of Common Stock if, on the record date for such payment, or on the date of such purchase, redemption or acquisition, such action would cause stockholders' equity (including mandatorily redeemable preferred stock) of the Company, as reported in the most recent quarterly or annual financial statements filed by the Company with the Securities and Exchange Commission, to be less than an amount equal to the sum of (i) 140% of the number of then outstanding shares of Series C Preferred Stock multiplied by its liquidation value and (ii) 140% of the number of then outstanding shares of any stock ranking senior as to dividends to the Series C Preferred Stock multiplied by the liquidation value of such senior stock. Dividend payments on any other stock junior to the Series C Preferred Stock with respect to dividends or liquidation rights would be similarly limited.

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

     The Bank. The funds used by the Company to meet its operational expenses and debt service obligations, to maintain the necessary level of capital for itself and the Bank, and to pay cash dividends on the Common Stock and the Series C Preferred Stock will be derived primarily from dividends, management fees and tax liabilities paid to the Company by Independent Financial and to Independent Financial by the Bank. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity." The ability of the Bank to pay dividends is restricted by the requirement that the Bank maintain an adequate level of capital in accordance with regulatory guidelines and by statute.

     The Federal Deposit Insurance Corporation ("FDIC") requires insured banks, such as the Bank, to maintain certain minimum capital ratios. The FDIC is permitted to require higher ratios if it believes that the financial condition and operations of a particular bank mandates such a higher ratio. The Comptroller has substantially similar requirements. See "Item 1. Business - Regulation and Supervision - The Bank - Capital Adequacy Requirements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Capital Resources."

     The National Bank Act of 1864, as amended (the "National Bank Act"), provides that, prior to declaring a dividend, a bank must transfer to its surplus account an amount equal to or greater than 10% of the net profits earned by the bank since its last dividend was declared, unless such transfer would increase the surplus of the bank to an amount greater than the bank's stated capital. Moreover, the approval of the Comptroller is required for any dividend to a bank holding company by a national bank if the total of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of its net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, the prompt corrective provisions of FDICIA and implementing regulations prohibit a bank from paying a dividend if, following the payment, the bank would be in any of the three capital categories for undercapitalized institutions. See "Item 1. Business - Regulation and Supervision - The Bank - Capital Adequacy Requirements."

     Dividends paid by the Bank (including First State, N.A., Odessa) to Independent Financial and by Independent Financial to the Company each totaled $1,000,000 during 1996. At December 31, 1996, there were approximately $1,561,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.


ITEM 6.    SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference from page 28 of the Company's 1996 Annual Report to Shareholders under the caption "Selected Consolidated Financial
Information."


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference from pages 30 through 52, inclusive, of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference from pages 7 through 27, inclusive, of the Company's 1996 Annual Report to Shareholders under the captions "Report of Coopers & Lybrand, L.L.P., Independent Auditors," "Consolidated Balance Sheets," "Consolidated Income Statements," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Quarterly Data (Unaudited)."


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required for by this item is incorporated herein by reference from pages 6 through 10, inclusive, of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held April 29, 1997 (the "Definitive Proxy Statement"), under the respective captions "Item 1. Election of Directors" and "Executive Officers."


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from pages 10 and 11 of the Company's Definitive Proxy Statement under the caption "Executive Compensation."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information required by this item is incorporated herein by reference from pages 3 through 6, inclusive, of the Company's
Definitive Proxy Statement under the caption "Voting Securities and Principal Shareholders."


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from pages 11 and 12 of the Company's Definitive Proxy Statement under the caption "Executive Compensation - Transactions with Management."

                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

     (a)   Documents Filed as Part of Report.

           1.   Financial Statements

           The following Consolidated Financial Statements of the Company included in PART II of this report are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1996, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b):

                                                                                Page
                                                                             Reference to
                           Item                                              Annual Report
     ------------------------------------------------------------            -------------
     Report of Coopers & Lybrand, L.L.P., Independent Auditors                    7

     Consolidated Balance Sheets as of December 31, 1996 and 1995                 8

     Consolidated Income Statements for the three years in the
     period ended December 31, 1996                                               9

     Consolidated Statements of Changes in Stockholders' Equity
     for the three years in the period ended December 31, 1996                    10

     Consolidated Statements of Cash Flows for the three years
     in the period ended December 31, 1996                                        11

     Notes to Consolidated Financial Statements                                   12-26


           2.   Financial Statement Schedules

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

           No.        Description
           ---        -----------

           3.1        Restated Articles of Incorporation of
                      Independent Bankshares, Inc. (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

           3.2        Restated Bylaws of Independent Bankshares,
                      Inc. (Exhibit 3.2 to the Company's Annual
                      Report on Form 10-K for the year ended
                      December 31, 1994)

           4.1 Specimen Stock Certificate for Common Stock of the Company (Exhibit 4.1 to the Company's
                      Registration Statement on Form S-1, SEC File
                      No. 333-16419)

           10.1       Form of Nonqualified Option Agreement (Exhibit
                      10.2 to the Company's Annual Report on Form
                      10-K for the year ended December 31, 1992)

           10.2 Loan Agreement dated January 23, 1997, by and among Independent Bankshares, Inc. and Boatmen's First National Bank of Amarillo and related Variable Rate Promissory Note dated January 23, 1997, Security Agreement dated January 23, 1997 and Third Party Pledge Agreement dated January 23, 1997, executed by Independent Financial Corp. (filed herewith)

           10.3 Master Equipment Lease Agreement, dated December 24, 1992, between Independent Bankshares, Inc. and NCR Credit Corporation, Amendment to Master Equipment Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement Certificate (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31,
                      1993)

           10.4       Asset Purchase and Account Assumption
                      Agreement dated March 4, 1996, between the
                      Company and Coastal Banc ssb (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

           10.5 Agreement and Plan of Reorganization dated July 11, 1996, between the Company and Crown Park Bancshares, Inc. and Agreement and Plan of Merger dated July 11, 1996 between Western National Bank and First State, N.A. Abilene (Exhibit 1.1 to the Company's Current Report on Form 8-K dated July 11, 1996)

           13.1 Annual Report to Shareholders for the year ended December 31, 1996 (filed herewith)

           21.1 Subsidiaries of Independent Bankshares, Inc. (Exhibit 21.1 to the Company's Registration
                      Statement on Form S-1, SEC File No. 333-16419)

           23.1 Consent of Coopers & Lybrand, L.L.P. (filed herewith)

           27.1       Financial Data Schedule (filed herewith)

     (b)   Current Reports on Form 8-K.

           Current Report on Form 8-K dated February 10, 1997, relating to the Company's acquisition of Crown Park
           Bancshares, Inc. and its subsidiary, Western National
           Bank

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

Date:      March 28, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                        Title                       Date
---------                             ---------------------------      --------------

/s/ Bryan W. Stephenson               President, Chief Executive       March 28, 1997
----------------------------          Officer and Director
Bryan W. Stephenson


/s/ Randal N. Crosswhite              Senior Vice President, Chief     March 28, 1997
----------------------------          Financial Officer, Corporate
Randal N. Crosswhite                  Secretary and Director



/s/ Lee Caldwell
-----------------------------         Director                         March 28, 1997
Lee Caldwell



/s/ Mrs. Wm. R. (Amber) Cree          Director                         March 28, 1997
----------------------------
Mrs. Wm. R. (Amber) Cree



----------------------------          Director                         March __, 1997
Louis S. Gee



/s/ Marshal M. Kellar                 Director                         March 28, 1997
----------------------------
Marshal M. Kellar



/s/ Tommy McAlister                   Director                         March 28, 1997
----------------------------
Tommy McAlister



/s/ Scott L. Taliaferro               Director                         March 28, 1997
----------------------------
Scott L. Taliaferro



/s/ James D. Webster, M.D.            Director                         March 28, 1997
----------------------------
James D. Webster, M.D.



/s/ C. G. Whitten                     Director                         March 28, 1997
----------------------------
C.G. Whitten



/s/ John A. Wright                    Director                         March 28, 1997
----------------------------
John A. Wright

                                  -21-

                           INDEX TO EXHIBITS

EXHIBIT NUMBER                DESCRIPTION
--------------                -----------

     3.1        Restated Articles of Incorporation of Independent
                Bankshares, Inc. (Exhibit 3.1 to the Company's
                Annual Report on Form 10-K for the year ended
                December 31, 1994)

     3.2        Restated Bylaws of Independent Bankshares, Inc.
                (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

     4.1 Specimen Stock Certificate for Common Stock of the Company (Exhibit 4.1 to the Company's Registration Statement on Form S-1, SEC File No. 333-16419)

     10.1 Form of Nonqualified Option Agreement (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

     10.2 Loan Agreement dated January 23, 1997, by and among Independent Bankshares, Inc. and Boatmen's First National Bank of Amarillo and related Variable Rate Promissory Note dated January 23, 1997, Security Agreement dated January 23, 1997 and Third Party Pledge Agreement dated January 23, 1997, executed by Independent Financial Corp. (filed herewith)

     10.3 Master Equipment Lease Agreement, dated December 24, 1992, between Independent Bankshares, Inc. and NCR Credit Corporation, Amendment to Master Equipment Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement Certificate (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

     10.4 Asset Purchase and Account Assumption Agreement dated March 4, 1996, between the Company and Coastal Banc ssb (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     10.5 Agreement and Plan of Reorganization dated July 11, 1996, between the Company and Crown Park Bancshares, Inc. and Agreement and Plan of Merger dated July 11, 1996 between Western National Bank and First State, N.A. Abilene (Exhibit 1.1 to the Company's Current Report on Form 8-K dated July 11,
                1996)

     13.1       Annual Report to Shareholders for the year ended
                December 31, 1996 (filed herewith)

     21.1       Subsidiaries of Independent Bankshares, Inc.
                (Exhibit 21.1 to the Company's Registration
                Statement on Form S-1, SEC File No. 333-16419)

     23.1 Consent of Coopers & Lybrand, L.L.P. (filed herewith)

     27.1       Financial Data Schedule (filed herewith)