Form 10-Q
period 1997-03-31
INDEPENDENT BANKSHARES INC
filed 1997-05-15
CIK 318870

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

      [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 1997

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

                        YES   X    NO
                            ------    ------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock at March 31, 1997.

          Class:  Common Stock, par value $0.25 per share
         Outstanding at March 31, 1997:  1,420,894 shares

                              PART I
                       FINANCIAL INFORMATION


Item 1. Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
                    CONSOLIDATED BALANCE SHEETS
               MARCH 31, 1997 AND DECEMBER 31, 1996
                            (Unaudited)


                                                                     March 31,          December 31,
ASSETS                                                                  1997                1996
                                                                   ------------         ------------
Cash and Cash Equivalents:
  Cash and Due from Banks                                          $ 12,650,000         $ 11,458,000
  Federal Funds Sold                                                 15,600,000           18,500,000
                                                                   ------------         ------------
     Total Cash and Cash Equivalents                                 28,250,000           29,958,000
                                                                   ------------         ------------

Securities:
  Available-for-sale                                                 38,178,000           27,771,000
  Held-to-maturity--Market Value of $53,080,000 for
    March 31, 1997, and $47,291,000 for December 31, 1996            53,578,000           47,381,000
                                                                   ------------         ------------
     Total Securities                                                91,756,000           75,152,000
                                                                   ------------         ------------
Loans:
  Total Loans                                                       134,644,000           94,264,000
  Less:
    Unearned Income on Installment Loans                              2,316,000            2,247,000
    Allowance for Possible Loan Losses                                1,312,000              793,000
                                                                   ------------         ------------
     Net Loans                                                      131,016,000           91,224,000
                                                                   ------------         ------------
Premises and Equipment                                                7,126,000            4,437,000
Goodwill                                                              3,399,000              957,000
Accrued Interest Receivable                                           2,178,000            1,599,000
Real Estate and Other Repossessed Assets                                849,000              389,000
Other Assets                                                          2,244,000            2,252,000
                                                                   ------------         ------------

               Total Assets                                        $266,818,000         $205,968,000
                                                                   ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits                              $ 40,134,000         $ 32,240,000
  Interest-bearing Demand Deposits                                   80,277,000           58,676,000
  Interest-bearing Time Deposits                                    125,054,000           98,659,000
                                                                   ------------         ------------
     Total Deposits                                                 245,465,000          189,575,000
Accrued Interest Payable                                                933,000              951,000
Notes Payable                                                           824,000              240,000
Other Liabilities                                                       543,000              265,000
                                                                   ------------         ------------
               Total Liabilities                                    247,765,000          191,031,000
                                                                   ------------         ------------

Stockholders' Equity:
Series C Preferred Stock                                                135,000              135,000
Common Stock                                                            355,000              276,000
Additional Paid-in Capital                                           13,793,000            9,891,000
Retained Earnings                                                     5,019,000            4,610,000
Unrealized Gain (Loss) on Available-for-sale Securities                 (39,000)              25,000
Unearned ESOP Shares                                                   (210,000)                   0
                                                                   ------------         ------------
          Total Stockholders' Equity                                 19,053,000           14,937,000
                                                                   ------------         ------------

               Total Liabilities and Stockholders' Equity          $266,818,000         $205,968,000
                                                                   ============         ============



   See Accompanying Notes to Consolidated Financial Statements.


                   INDEPENDENT BANKSHARES, INC.
                  CONSOLIDATED INCOME STATEMENTS
              QUARTERS ENDED MARCH 31, 1997 AND 1996
                            (Unaudited)



                                                                                Quarter Ended March 31,
                                                                             ----------------------------
                                                                                 1997            1996
                                                                             ------------    ------------
Interest Income:
  Interest and Fees on Loans                                                 $  2,731,000    $  1,960,000
  Interest on Securities                                                        1,310,000         971,000
  Interest on Federal Funds Sold                                                  255,000         292,000
                                                                             ------------    ------------
     Total Interest Income                                                      4,296,000       3,223,000
                                                                             ------------    ------------
Interest Expense:
  Interest on Deposits                                                          2,036,000       1,463,000
  Interest on Notes Payable                                                        20,000          22,000
                                                                             ------------    ------------
     Total Interest Expense                                                     2,056,000       1,485,000
                                                                             ------------    ------------

          Net Interest Income                                                   2,240,000       1,738,000
  Provision for Loan Losses                                                             0          50,000
                                                                             ------------    ------------

               Net Interest Income After Provision for Loan Losses              2,240,000       1,688,000
                                                                             ------------    ------------

Noninterest Income:
  Service Charges                                                                 346,000         292,000
  Trust Fees                                                                       46,000          53,000
  Other Income                                                                     30,000          18,000
                                                                             ------------    ------------

          Total Noninterest Income                                                422,000         363,000
                                                                             ------------    ------------

Noninterest Expenses:
  Salaries and Employee Benefits                                                  919,000         758,000
  Equipment Expense                                                               202,000         160,000
  Net Occupancy Expense                                                           195,000         168,000
  Professional Fees                                                                90,000          58,000
  Stationery, Printing and Supplies Expense                                        86,000          63,000
  Net Cost Applicable to Real Estate and Other Repossessed Assets                   5,000           5,000
  Other Expenses                                                                  393,000         292,000
                                                                             ------------    ------------
          Total Noninterest Expenses                                            1,890,000       1,504,000
                                                                             ------------    ------------
               Income Before Federal Income Taxes                                 772,000         547,000
  Federal Income Taxes                                                            279,000         186,000
                                                                             ------------    ------------

               Net Income                                                    $    493,000    $    361,000
                                                                             ============    ============

Preferred Stock Dividends                                                    $     14,000    $     17,000
                                                                             ============    ============

Net Income Available to Common Stockholders                                  $    479,000    $    344,000
                                                                             ============    ============

Primary Earnings per Common Share Available to Common Stockholders           $       0.36    $       0.33
                                                                             ============    ============

Fully Diluted Earnings Per Common Share Available to Common Stockholders     $       0.32    $       0.27
                                                                             ============    ============


   See Accompanying Notes to Consolidated Financial Statements.


                   INDEPENDENT BANKSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
              QUARTERS ENDED MARCH 31, 1997 AND 1996
                            (Unaudited)




                                                                                 1997             1996
                                                                             -----------     -----------
Cash Flows from Operating Activities:
  Net Income                                                                 $   493,000     $   361,000
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Deferred Federal Income Tax Expense                                          115,000          77,000
    Depreciation and Amortization                                                157,000         100,000
    Provision for Loan Losses                                                          0          50,000
    Loss on Sale of Investment Securities                                              0          11,000
    Gains on Sales of Real Estate and Other Repossessed Assets                    (1,000)        (11,000)
    Writedown of Real Estate and Other Repossessed Assets                          2,000          12,000
    (Increase) Decrease in Accrued Interest Receivable                          (162,000)        127,000
    (Increase) Decrease in Other Assets                                          266,000        (164,000)
    Decrease in Accrued Interest Payable                                        (196,000)        (62,000)
    Increase (Decrease) in Other Liabilities                                     (33,000)         68,000
                                                                             ------------    -----------
          Net Cash Provided by Operating Activities                               641,000        569,000
                                                                             ------------    -----------

Cash Flows from Investing Activities:
  Proceeds from Maturities of Available-for-sale Securities                       209,000         23,000
  Proceeds from Maturities of Held-to-maturity Securities                       6,889,000     10,115,000
  Proceeds from Sales of Available-for-sale Securities                                  0         30,000
  Purchases of Available-for-sale Securities                                   (6,046,000)    (5,976,000)
  Purchases of Held-to-maturity Securities                                     (8,021,000)   (14,989,000)
  Net Decrease in Loans                                                           372,000      2,001,000
  Additions to Premises and Equipment                                             (25,000)       (34,000)
  Proceeds from Sales of Real Estate and Other Repossessed Assets                 332,000        175,000
  Cash and Cash Equivalents Held by Peoples National Bank, Winters, Texas
    on January 1, 1996 (Date of Acquisition), in Excess of Cash Paid
    for Purchase of Peoples National Bank                                              0         584,000
  Cash Paid for Purchase of Crown Park Bancshares, Inc., Lubbock, Texas
    in excess of Cash and Cash Equivalents Held by Crown Park Bancshares
    on January 28, 1997 (Date of Acquisition)                                   (736,000)              0
                                                                             -----------     -----------
          Net Cash Used in Investing Activities                               (7,026,000)     (8,071,000)
                                                                             -----------     -----------

Cash Flows from Financing Activities:
  Increase in Deposits                                                         2,286,000       1,408,000
  Proceeds from Notes Payable                                                  1,300,000               0
  Repayment of Notes Payable                                                  (2,805,000)       (145,000)
  Net Proceeds from Issuance of Equity Securities                              3,981,000               0
  Payment of Cash Dividends                                                      (85,000)        (49,000)
                                                                             -----------     -----------
               Net Cash Provided by Financing Activities                       4,677,000       1,214,000
                                                                             -----------     -----------
Net Increase (Decrease) in Cash and Cash Equivalents                          (1,708,000)     (6,288,000)
Cash and Cash Equivalents at Beginning of Period                              29,958,000      34,759,000
                                                                             -----------     -----------

Cash and Cash Equivalents at End of Period                                   $28,250,000     $28,471,000
                                                                             ===========     ===========

Cash Paid During the Quarter for:
  Interest                                                                   $ 2,252,000     $ 1,529,000
    Federal Income Taxes                                                         100,000          35,000
Noncash Investing Activities:
    Additions to Real Estate and Other Repossessed Assets
      Through Foreclosures                                                   $   391,000     $   270,000
    Sales of Real Estate and Other Repossessed Assets Financed with Loans         54,000          32,000
    Increase (Decrease) in Unrealized Gain/Loss on Available-for-sale
      Securities, Net of Tax                                                     (64,000)        (99,000)

   See Accompanying Notes to Consolidated Financial Statements.



                   INDEPENDENT BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     For information with regard to significant accounting policies, reference is made to Notes to Consolidated Financial
Statements included in the Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended.

     The accompanying financial statements reflect all adjustments necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal recurring nature.

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board (the
"FASB") issued Statement of Financial Accounting Standards No. 125
"Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" ("FAS 125"). FAS 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. FAS 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued
Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FAS 125" ("FAS 127").
FAS 127 amends the effective date for certain provisions of FAS 125 to December 31, 1997. Management of the Company does not anticipate the adoption of FAS 125 will have a material impact on the Company's financial position or results of operations.

     In March 1997, the FASB issued Statement of Financial
Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board
Opinion No. 15, "Earnings per Share," and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. Had
FAS 128 been adopted on December 31, 1995, basic earnings per share would have been $0.37 for the three months ended March 31, 1997, and $0.33 for the three months ended March 31, 1996. Diluted earnings per share would have been $0.32 for the three months ended March 31, 1997, and $0.27 for the three months ended March 31, 1996.

     In February 1997, the FASB issued Statement of Financial
Accounting Standards No. 129, "Disclosure of Information about
Capital Structure" ("FAS 129"), which establishes standards for disclosing information about an entity's capital structure. FAS
129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock, but expands the number of companies subject to portions of its requirements. FAS 129 is effective for fiscal years ending after December 15, 1997. Management of the Company does not anticipate the adoption of FAS 129 will have a material impact on the Company's financial statements or results of operations.

(3)  QUASI-REORGANIZATION

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas, the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally
Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The reduction in the Company's deferred tax asset during the first three months of 1997 and 1996 totaled $115,000 and $77,000, respectively.

(4)  ACQUISITION OF SUBSIDIARY BANK

     The Company completed the acquisition of Crown Park
Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National") effective January 28, 1997, for an aggregate cash consideration of $7,510,000. On the acquisition date, Crown Park was merged with and into a wholly owned subsidiary of the Company and Western
National was merged with and into First State Bank, National
Association, Abilene, Texas (the "Bank"), the Company's subsidiary bank. To obtain funding for the acquisition, the Company sold an aggregate of 316,250 shares of its common stock in an underwritten offering at a price of $14.25 per share (the "Offering"). This included 41,250 shares covered by the underwriter's over-allotment option. The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance a portion of the cost of acquiring Crown Park. The $800,000 of borrowings was reduced to $400,000 with the proceeds of the sale of the over-allotment shares and further to $200,000 on March 31, 1997. At the date of acquisition, Crown Park had total assets of $60,420,000, total loans, net of unearned income of $41,688,000, total deposits of $53,604,000 and stockholders' equity of $4,238,000. This acquisition was accounted for using the purchase method of accounting. A total of $2,486,000 of goodwill was recorded as a result of this acquisition, and such goodwill is being amortized over a period of 15 years.

     The following pro forma financial information combines the historical results of the Company as if the Crown Park acquisition had occurred as of the beginning of each period presented.

                                           Quarter ended March 31,
                                         --------------------------
                                           1997              1996
                                         --------          --------
                                               (In thousands,
                                          except per share amounts)
     Net interest income                 $  2,411          $  2,307
     Net income                               317               437
     Primary earnings per share              0.23              0.40
     Fully diluted earnings per share        0.20              0.32

     The pro forma amounts for net income and primary and fully diluted earnings per share are less than the amounts reported herein as a result of certain adjustments recorded by Crown
Park prior to the acquisition.

(5)  NOTES PAYABLE

     The Company has a note payable to the Amarillo Bank noted above. This note had an outstanding principal balance of $200,000 at March 31, 1997. This note payable (the "Note") had a maturity of April 23, 1997. On April 23, 1997, the maturity date was extended to July 23, 1997. The Note bears interest at the Amarillo
Bank's floating base rate plus 1/2% (9.00% at March 31, 1997) and is collateralized by 100% of the stock of the Bank. The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,200,000 or greater. The loan agreement also requires the Company and the Bank to meet certain financial ratios, all of which were met at March 31, 1997, and December 31, 1996.

     The Bank also has a $500,000 note payable to one former stockholder of Crown Park, which originated as a result of that acquisition. The note is payable in five equal annual principal payments of $100,000 on January 28 of each year. Interest is payable quarterly at the 26-week Treasury Bill rate plus 2% (7.12% at March 31, 1997), adjustable quarterly. The note is unsecured and may be repaid with no penalty in whole or in part at any time by the Bank.



     In addition, at March 31, 1997, the Company had notes payable to one current and two former directors of the Company aggregating
$113,000. These notes had an original face amount of $350,000 but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first two annual installments of $117,000 were made on March 1, 1996 and 1997, respectively. The notes represent a portion of the final settlement of certain litigation.

(6)  FEDERAL INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS
109"), which required companies to adopt the liability method for computing income taxes. As a result of the acquisition of Peoples
National Bank, Winters, Texas ("Peoples National") in 1996, the
Company increased its gross deferred tax asset and related valuation allowance by $162,000. The Company may reduce or increase its valuation allowance depending on changes in the expectation of future earnings and other circumstances. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     As a result of the recording of $2,746,000 in goodwill from the Peoples National and Crown Park acquisitions which is not deductible for federal income tax purposes, the Company's effective tax rate increased from approximately 34% during the first quarter of 1996 to approximately
36% during the first quarter of 1997.

(7)  EARNINGS PER SHARE

     Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding preferred stock is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the earnings per share calculations. The Series C Preferred Stock issued in December 1990 was determined not to be a common stock equivalent and, therefore, is not used to calculate primary earnings per common share. In computing fully diluted earnings per common share for the quarters ended March 31, 1997 and 1996, the conversion of the Series C
Preferred Stock was assumed, as the effect is dilutive. The weighted average common shares outstanding used in computing primary earnings per common share for the quarters ended March 31, 1997 and 1996, was 1,312,000 and 1,055,000 shares, respectively.
The weighted average common shares outstanding used in computing fully diluted earnings per common share for the quarters ended
March 31, 1997 and 1996, was 1,560,000 and 1,357,000 shares, respectively.

(8)  UNEARNED ESOP SHARES

     The Company's Employee Stock Ownership/401(k) Plan (the
"ESOP") purchased 15,000 shares of the Company's common stock (the
"Common Stock") in the Offering for $213,750. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $3,500, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1%
(9.50% at March 31, 1997). The note is secured by the stock purchased in the Offering.

     As a result of the lending arrangement between the Company and the ESOP, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At March 31, 1997, a total of $210,000, or 14,737 shares, are considered to be unearned.

(9)  SUBSEQUENT EVENTS

     At its meeting on April 23, 1997, the Board of Directors of the Company approved a 25% stock dividend on the Common Stock. The
Board of Directors also approved the payment of the regular quarterly cash dividend of $0.05 per share on the Common Stock.
Both dividends are payable May 31, 1997, to shareholders of record on May 15, 1997. The cash dividend will be payable on the newly issued dividend shares.



     Subsequent to March 31, 1997, holders of a total of 7,230 shares of the Company's Series C Preferred Stock converted such shares into 132,845 shares of the Common Stock. As of the date of filing of this report, the Company had 6,248 shares of Series C
Preferred Stock and 1,557,072 shares of the Common Stock issued and outstanding.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-
LOOKING STATEMENTS AND INFORMATION RELATING TO INDEPENDENT
BANKSHARES, INC. (THE "COMPANY") AND ITS SUBSIDIARIES THAT ARE
BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS
ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE
COMPANY'S MANAGEMENT.  WHEN USED IN THIS REPORT, THE WORDS
"ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND
WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY
OR ITS SUBSIDIARIES OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY
FORWARD-LOOKING STATEMENTS.  SUCH STATEMENTS REFLECT THE CURRENT
VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT
TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN
FACTORS INCLUDING, WITHOUT LIMITATION, COMPETITIVE FACTORS, GENERAL
ECONOMIC CONDITIONS, CUSTOMER RELATIONS, THE INTEREST RATE
ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, NONPERFORMING
ASSET LEVELS, LOAN CONCENTRATIONS, CHANGES IN INDUSTRY PRACTICES,
ONE TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN.  BASED UPON
CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR
UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS
PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE
DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR
INTENDED.  THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-
LOOKING STATEMENTS.

THE COMPANY

     The Company is a bank holding company that, at March 31, 1997, owned 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National
Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the West Texas cities of Abilene (two locations), Lubbock, Odessa (2 locations), San Angelo,
Stamford and Winters. The Bank acquired its two branches in Stamford and Winters when two of the Company's former subsidiary banks, The First National Bank in Stamford, Stamford, Texas ("First
National"), and The Winters State Bank, Winters, Texas ("Winters
State"), were merged into the Bank, effective November 1, 1994.

     The Bank acquired Peoples National Bank, Winters, Texas
("Peoples National") effective January 1, 1996. The existing location of Peoples National was subsequently closed, the land and building were sold and Peoples National was merged with and into the existing branch facility in Winters. Effective May 27, 1996, the Bank also acquired the San Angelo branch of Coastal Banc ssb
("Coastal Banc - San Angelo"). Coastal Banc - San Angelo was merged with and into and became a branch of the Bank.

     As noted in "Note 4:  Acquisition of Subsidiary Bank," the
Company acquired Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas
("Western National"), on January 28, 1997. Western National was merged with and into and became a branch of the Bank.

RESULTS OF OPERATIONS

General
-------

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at March 31, 1997, and December 31, 1996, and results of operations for each of the quarters ended March 31, 1997 and 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income
----------

     Net income for the quarter ended March 31, 1997, amounted to $493,000 ($0.36 primary earnings per common share) compared to net income of $361,000 ($0.33 primary earnings per common share) for the quarter ended March 31, 1996.



Net Interest Income
-------------------

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

     Net interest income amounted to $2,240,000 for the first quarter of 1997, an increase of $502,000, or 28.9%, from the first quarter of 1996. Net interest income for the first quarter of 1996 was $1,738,000. Approximately $387,000, or 77.1%, of the increase in 1997 was due to the acquisition of Crown Park in January 1997.
The net interest margin on a fully taxable-equivalent basis, declined from 4.11% for the first quarter of 1996, to 4.00% for the first quarter of 1997, which was an increase from the 3.89% recorded during the fourth quarter of 1996.

     At March 31, 1997, approximately $30,469,000, or 23.0%, of the
Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. Average overall rates paid for various types of certificates of deposit decreased from March 31, 1996, to March 31, 1997. For example, the average rate paid for certificates of deposit less than $100,000 decreased from 5.65% in the first quarter of 1996 to 5.29% in the first quarter of 1997; however, the average rate paid by the Company for certificates of deposit of $100,000 or more increased to 5.47% during the first quarter of 1997 from 5.18% during the first quarter of 1996. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, also increased from an average of 2.32% during the first quarter of 1996 to an average of 2.65% during the first quarter of 1997. These increases caused the Company's overall cost of interest-bearing deposits to increase from 4.23% for the first three months of 1996 to 4.31% for the first three months of 1997. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets in the very short term, a rising interest rate environment would normally produce a lower net interest margin than a falling interest rate environment. As noted under "Analysis of Financial Condition - Interest Rate Sensitivity" below, because the Company's interest-bearing demand, savings and money market deposits are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease significantly in a rising interest rate environment.

     The following table presents the average balance sheets of the Company for the quarters ended March 31, 1997 and 1996, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.





                                                               Quarter Ended March 31,
                                              ----------------------------------------------------------
                                                         1997                             1996
                                              ---------------------------    ---------------------------
                                                         Interest                       Interest
                                              Average    Income/   Yield/    Average    Income/   Yield/
                                              Balance    Expense    Rate     Balance    Expense    Rate
                                              --------   --------  ------    --------   --------  ------
ASSETS(1)                                                        (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (2)           $118,161   $  2,731   9.25%    $ 83,511   $  1,960   9.39%
  Securities (3)                                86,561      1,311   6.06       64,010        971   6.07
  Federal funds sold                            19,164        255   5.32       21,527        292   5.43
                                              --------   --------  -----     --------   --------  -----
     Total interest-earning assets             223,886      4,297   7.68      169,048      3,223   7.63
                                              --------   --------  -----     --------   --------  -----

Noninterest-earning assets:
  Cash and due from banks                        9,237                         7,594
  Premises and equipment                         6,097                         4,313
  Accrued interest receivable
     and other assets                            7,686                         4,891
  Allowance for possible loan losses            (1,040)                         (875)
                                              --------                       -------
     Total noninterest-earning assets           21,980                        15,923
                                              --------                       -------
          Total assets                        $245,866                       $184,971
                                              ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
     market deposits                          $ 71,905   $    477   2.65%    $ 55,021   $    319   2.32%
  Time deposits                                116,909      1,559   5.33       83,288      1,144   5.49
                                              --------   --------  -----     --------   --------  -----
     Total interest-bearing deposits           188,814      2,036   4.31      138,309      1,463   4.23
  Notes payable                                    898         20   8.91          785         22  11.21

                                              --------   --------  -----     --------   --------  -----
     Total interest-bearing liabilities        189,712      2,056   4.34      139,094      1,485   4.27
                                              --------   --------  -----     --------   --------  -----

Noninterest-bearing liabilities:
  Demand deposits                               37,356                         30,577
  Accrued interest payable and
     other liabilities                           1,215                          1,215
                                              --------                       --------
     Total noninterest-bearing liabilities      38,571                         31,792
                                              --------                       --------
          Total liabilities                    228,283                        170,886

Stockholders' equity                            17,583                         14,085
                                              --------                       --------
               Total liabilities and
                 stockholders' equity         $245,866                       $184,971
                                              ========                       ========

Net interest income                                      $  2,241                       $  1,738
                                                         ========                       ========
Interest rate spread (4)                                            3.34%                          3.36%
                                                                   =====                          =====
Net interest margin (5)                                             4.00%                          4.11%
                                                                   =====                          =====

______________________________
(1)  The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of
     Crown Park from January 28, 1997, the date of acquisition of such company.
(2)  Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns.  Interest income on loans includes fees on loans, which are not material in amount.
(3)  Nontaxable interest income on securities for 1997 was adjusted to a taxable yield assuming a tax rate of 34%.
(4)  The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of
     interest-bearing liabilities.
(5)  The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-
     earning assets.


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



                                                     March 31, 1997(1) vs 1996
                                                    Increase (Decrease) Due To
                                                             Changes In
                                                    --------------------------
                                                    Volume     Rate      Total
                                                    ------    ------    ------
                                                         (In thousands)
Interest-earning assets:
  Loans, net of unearned income (2)                 $  801    $ (30)    $  771
  Securities (3)                                       342       (2)       340
  Federal funds sold                                   (32)      (5)       (37)
                                                    ------    -----     ------
     Total interest income                           1,111      (37)     1,074
                                                    ------    -----     ------

Interest-bearing liabilities:
  Deposits:
     Demand, savings and money market deposits         108       50        158
     Time deposits                                     449      (34)       415
                                                    ------    -----     ------
          Total interest-bearing deposits              557       16        573
  Notes payable                                          3       (5)        (2)
                                                    ------    -----     ------
               Total interest expense                  560       11        571
                                                    ------    -----     ------

Increase (decrease) in net interest income          $  551    $ (48)    $  503
                                                    ======    =====     ======

______________________________
(1)  Income statement items include the income statement accounts of Crown Park beginning January 28, 1997, the date of
     acquisition of such company.
(2)  Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(3)  Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of
     34%.


Provision for Loan Losses
-------------------------

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of each Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. There was no provision for loan losses made for the quarter ended March 31, 1997, compared to $50,000 for the quarter ended March 31, 1996. No provision for loan losses was made during the first quarter of 1997 due to the fact that the Company had net recoveries of previously charged off loans of $124,000 during that period. In the past few years, the overall quality of the Company's loan portfolio has improved, necessitating generally lower provisions.

Noninterest Income
------------------

     Noninterest income increased $59,000, or 16.3%, from $363,000 during the first quarter of 1996 to $422,000 during the first quarter of 1997.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $292,000 during the first three months of 1996 to $346,000 during the first three months of 1997, a $54,000, or 18.5%, increase. Over 80% of the increase was due to the acquisition of Crown Park during the first quarter of 1997.

     Trust fees from the operation of the trust department of the Bank decreased $7,000, or 13.2%, from $53,000 during the first three months of 1996 to $46,000 during the same period in 1997, primarily as a result of a one time $5,000 fee that was charged during the first quarter of 1996.

     Other income is the sum of several small components of noninterest income including check printing income, insurance premiums earned on automobiles financed through the Company's indirect installment loan program and other sources of miscellaneous income. Other income increased $12,000, or 66.7%, from $18,000 during the first quarter of 1996 to $30,000 during the first quarter of 1997, primarily due to an $11,000 loss on the sale of available-for-sale securities during 1996.

Noninterest Expenses
--------------------

     Noninterest expenses increased $386,000, or 25.7%, from $1,504,000 during the first quarter of 1996 to $1,890,000 during the first quarter of 1997. The increase from 1996 to 1997 was due primarily to the acquisition of Crown Park effective January 28, 1997.

     Salaries and employee benefits increased $161,000, or 21.2%, from $758,000 for the first quarter of 1996 to $919,000 for the corresponding period of 1997. The increase was a result of the acquisitions of Coastal Banc - San Angelo (20% of the increase) effective May 27, 1996, and Crown Park (80% of the increase) effective January 28, 1997.

     Equipment expense increased from $160,000 for the first quarter of 1996 to $202,000 for the corresponding period in 1997, representing an increase of $42,000, or 26.3%. A total of $27,000, or 64%, of the increase was due to the acquisitions of Crown Park and Coastal Banc - San Angelo.

     Net occupancy expense was $195,000 for the first three months of 1997, an increase of $27,000, or 16.1%, from the $168,000 in expense recorded during the first three months of 1996. A $23,000 increase was a result of the Crown Park acquisition and a $6,000 increase resulted from the Coastal Banc - San Angelo acquisition.

     Professional fees, which include legal and accounting fees, increased $32,000, or 55.2%, from $58,000 during the first quarter of 1996 to $90,000 during the same period of 1997. A total of $21,000, or 65.6%, of the increase was a result of the acquisitions of Coastal Banc - San Angelo and Crown Park. The remainder of the increase was a result of legal fees incurred that were related to settlement of litigation which result in a recovery of approximately $108,000 of a previously charged off loan.

     Stationery, printing and supplies expense increased $23,000, or 36.5%, from $63,000 for the first three months of 1996 to $86,000 for the first three months of 1997. A total of $15,000, or 65%, of the increase was a result of the two acquisitions noted above.

     Net costs applicable to real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net cost of $5,000 during both the first quarter of 1997 and the first quarter of 1996.

     Other noninterest expense includes, among many other items, goodwill amortization, postage, advertising, data processing, insurance, directors' fees, dues and subscriptions, regulatory examinations, travel and entertainment, due from bank account charges and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses increased $101,000, or 34.6%, from $292,000 for the first quarter of 1996 to $393,000 for the first quarter of 1997. All of the increase was due to the acquisitions of Coastal Banc - San Angelo and Crown Park.

Federal Income Taxes
--------------------

     The Company accrued $279,000 and $186,000 in federal income taxes in the first quarter of 1997 and 1996, respectively. As a result of the recording of $2,746,000 in goodwill from the Peoples National and Crown Park acquisitions which is not deductible for federal income tax purposes, the Company's effective tax rate increased from approximately 34% during the first quarter of 1996 to approximately 36% during the first quarter of 1997.

Impact of Inflation
-------------------

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

ANALYSIS OF FINANCIAL CONDITION

Assets
------

     Total assets increased $60,850,000, or 29.5%, from $205,968,000 at December 31, 1996, to $266,818,000 at
March 31, 1997, primarily due to the acquisition of Crown Park, which had total assets of $60,420,000 at January 28, 1997, the date of acquisition.

Cash and Cash Equivalents
-------------------------

     The amount of cash and cash equivalents decreased $1,708,000, or 5.7%, from $29,958,000 at December 31, 1996, to $28,250,000 at
March 31, 1997, due to a decrease in federal funds sold at March 31, 1997.

Securities
----------

     Securities increased $16,604,000, or 22.1%, from $75,152,000 at December 31, 1996, to $91,756,000 at March 31, 1997.  The
increase in 1997 is primarily due to the acquisition of Crown Park, which had $9,742,000 in securities at the date of acquisition.

     The board of directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically.
The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $38,178,000 are classified as available-for-sale and are carried at fair value at March 31, 1997. Securities totaling $53,578,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions. During the first quarter of 1996, the Company sold investments in certain mutual funds obtained in the acquisition of Peoples National because they did not meet the Company's investment criteria. A loss of $11,000 was recorded on the sale of such investments.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At March 31, 1997, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $11,216,000, or 12.2% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.



                                                          March 31, 1997     December 31, 1996
                                                         ----------------    ------------------
                                                         Amount       %      Amount        %
                                                         --------- -----     --------   -------
                                                                (dollars in thousands)
Carrying value:
  U.S. Treasury securities                               $ 40,511   44.1%    $ 35,143      46.8%
  Obligations of other U.S. Government
     agencies and corporations                             38,501   42.0       29,928      39.8
  Mortgage-backed securities                               11,824   12.9        9,438      12.6
  Obligations of states and political subdivisions            175    0.2          200       0.2
  Other securities                                            745    0.8          443       0.6
                                                         --------  -----     --------   -------

Total carrying value of securities                       $ 91,756  100.0%    $ 75,152     100.0%
                                                         ========  =====     ========   =======

Total market value of securities                         $ 91,258            $ 75,062
                                                         ========            ========


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at March 31, 1997. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion.

                                                                                    Estimated     Weighted
Type and Maturity Grouping                          Principal       Carrying          Fair         Average
     at March 31, 1997                               Amount          Value            Value         Yield
---------------------------                         ---------      ---------       ----------     --------
                                                                      (Dollars in thousands)
U.S. Treasury securities:
  Within one year                                   $  27,350      $  27,311       $  27,315          5.87%
  After one but within five years                      13,250         13,200          13,198          5.86
                                                    ---------      ---------       ---------      --------
     Total U.S. Treasury securities                    40,600         40,511          40,513          5.87
                                                    ---------      ---------       ---------      --------

Obligations of other U.S. Government
agencies and corporations:
  Within one year                                           0              0               0            --
  After one but within five years                      35,000         34,923          34,589          6.43
  After five but within ten years                       3,600          3,578           3,568          6.03
                                                    ---------      ---------       ---------      --------
     Total obligations of U.S. Government
        agencies and corporations                      38,600         38,501          38,157          6.40
                                                    ---------      ---------       ---------      --------

Mortgage-backed securities                             11,551         11,824          11,663          6.35
                                                    ---------      ---------       ---------      --------

Obligations of states and political subdivisions:
  Within one year                                           0              0               0            --
  After one but within five years                           0              0               0            --
  After five but within ten years                         175            175             180          8.49
                                                    ---------      ---------       ---------      --------
     Total obligations of states and political
        subdivisions                                      175            175             180          8.49
                                                    ---------      ---------       ---------      --------

Other securities:
  Within one year                                           0              0               0            --
  After one but within five years                           0              0               0            --
  After five but within ten years                           0              0               0            --
  After ten years                                         745            745             745          2.87
                                                    ---------      ---------       ---------      --------
     Total other securities                               745            745             745          2.87
                                                    ---------      ---------       ---------      --------

          Total securities                          $  91,671      $  91,756       $  91,258          6.13%
                                                    =========      =========       =========      ========

Loan Portfolio
--------------

     Total loans, net of unearned income, increased $40,311,000, or 43.8%, from $92,017,000 at December 31, 1996, to $132,328,000 at
March 31, 1997. The increase during the first quarter of 1997 was a result of the purchase of Crown Park which had $41,688,000 in loans, net of unearned income, at January 28, 1997, the date of acquisition. This increase was partially offset by net loan reductions at the Bank's Lubbock location of $1,399,000 between January 28, 1997, and March 31, 1997.

     The Bank primarily makes installment loans to individuals and commercial and real estate loans to small to medium-sized businesses and professionals. The Bank offers a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. Typically, the Banks' commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the borrower and are collateralized by accounts receivable, inventory or other business assets.

     Due to diminished loan demand in most areas, the Bank's Odessa branch instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At March 31, 1997, the Company had approximately $45,810,000, net of unearned income, of this type of loan outstanding.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.


                                           March 31,     December 31,
                                             1997            1996
                                         ------------    -----------
                                                (In thousands)
     Loans to individuals                $    62,138     $    43,927
     Real estate loans                        43,484          26,233
     Commercial and industrial loans          25,854          21,478
     Other loans                               3,168           2,626
                                         -----------     -----------
          Total loans                        134,644          94,264
     Less unearned income                      2,316           2,247
                                         -----------     -----------
          Loans, net of unearned income  $   132,328     $    92,017
                                         ===========     ===========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at March 31, 1997, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at March 31, 1997.

     Management of the Bank may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company's best interest. The Company requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at March 31, 1997. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                                          One to          Over      Total
                                         One Year          Five           Five     Carrying
                                         and Less         Years           Years     Value
                                         --------        --------       --------   --------
                                                             (In thousands)
     Real estate loans                   $  9,852        $ 24,681       $  8,951   $ 43,484
     Commercial and industrial loans       11,209          10,694          3,951     25,854
     Other loans                              586           2,420            162      3,168
                                         --------        --------       --------   --------
          Total loans                    $ 21,647        $ 37,795       $ 13,064   $ 72,506
                                         ========        ========       ========   ========

     With fixed interest rates           $  8,658        $ 25,293       $  8,086   $ 42,037
     With variable interest rates          12,989          12,502          4,978     30,469
                                         --------        --------       --------   --------
          Total loans                    $ 21,647        $ 37,795       $ 13,064   $ 72,506
                                         ========        ========       ========   ========


Allowance for Possible Loan Losses
----------------------------------

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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $1,312,000, or 0.99% of loans, net of unearned income, at March 31, 1997, compared to $793,000, or 0.86% of loans, net of unearned income, at December 31, 1996. The increase in the allowance and the percentage of the allowance to loans, net of unearned income, is partially due to the acquisition of Crown Park, which had a balance of $395,000, or 0.97% of loans, net of unearned income, in its allowance at the date of acquisition. In addition, the Company recorded $124,000 in net loan recoveries during the first quarter of 1997. Recoveries on four previously charged off loans, the largest of such recoveries being $108,000, accounted for $225,000, or 93.8% of total recoveries during the first quarter of 1997.

     Credit and loan decisions are made by management and the board of directors of the Bank in conformity with loan policies established by the board of directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $116,000 in loans during the first quarter of 1997. Recoveries during the first quarter of 1997 were $240,000.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters ended March 31, 1997 and 1996.

                                                                                March 31,
                                                                        ------------------------
                                                                         1997(1)          1996
                                                                        --------        --------
                                                                         (Dollars in thousands)
     Analysis of allowance for possible loan losses:
     Balance, at January 1                                              $    793        $    759
          Acquisition of subsidiary bank                                     395             149
          Provision for loan losses                                            0              50
                                                                        --------        --------
                                                                           1,188             958
                                                                        --------        --------
     Loans charged off:
          Loans to individuals                                                77              46
          Real estate loans                                                    0               0
          Commercial and industrial loans                                     35              40
          Other loans                                                          4               0
                                                                        --------        --------
               Total charge-offs                                             116              86
                                                                        --------        --------
     Recoveries of loans previously charged off:
          Loans to individuals                                                13               8
          Real estate loans                                                   33               0
          Commercial and industrial loans                                    194              14
          Other loans                                                          0               0
                                                                        --------        --------
               Total recoveries                                              240              22
                                                                        --------        --------
                     Net loans charge-offs (recoveries)                     (124)             64
                                                                        --------        --------
     Balance, at March 31                                               $  1,312        $    894
                                                                        ========        ========

     Average loans outstanding, net of unearned income                  $118,161        $ 83,511
                                                                        ========        ========
     Ratio of net loan charge-offs (recoveries) to average loans
          outstanding, net of unearned income (annualized)                 (0.42)%          0.31%
                                                                        ========        ========
     Ratio of allowance for possible loan losses to total loans,
          net of unearned income, at March 31                               0.99%           1.08%
                                                                        ========        ========

______________________________
(1)  Average loans, net of unearned income, for 1997 include the average loans, net of unearned income, of Crown Park from
     January 28, 1997, the date of acquisition of such company.


     Foreclosures on defaulted loans result in the Company acquiring real estate and other repossessed assets; however, the amount of real estate and other repossessed assets being carried on the Company's books has been decreasing. Accordingly, the Company incurs other expenses, specifically net costs applicable to real estate and other repossessed assets, in maintaining, insuring and selling such assets. The Company attempts to convert nonperforming loans into interest-earning assets, although usually at a lower dollar amount than the face value of such loans, either through liquidation of the collateral securing the loan or through intensified collection efforts.

     As the economies of the Bank's market areas have recovered and stabilized over the past several years, there has been a steady reduction in total loan losses and in the amount of the provision necessary to maintain an adequate balance in the allowance. This reflects not only the loan loss trend, but management's assessment of the continued reduction of credit risks associated with the loan portfolio.

     The amount of the allowance is established by management based upon estimated risks inherent in the existing loan portfolio. Management reviews the loan portfolio on a continuing basis to evaluate potential problem loans. This review encompasses management's estimate of current economic conditions and the potential impact on various industries, prior loan loss experience and the financial conditions of individual borrowers. Loans that have been specifically identified as problem or nonperforming loans are reviewed on at least a quarterly basis, and management critically evaluates the prospect of ultimate losses arising from such loans, based on the borrower's financial condition and the value of available collateral. When a risk can be specifically quantified for a loan, that amount is specifically allocated in the allowance. In addition, the Company allocates the allowance based upon the historical loan loss experience of the different types of loans. Despite such allocation, both the allocated and unallocated portions of the allowance are available for charge-offs for all loans.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for
Impairment of a Loan" ("FAS 114"). In accordance with FAS 114, any change in the present value of such loans is recognized as an adjustment to the Company's allowance.

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at March 31, 1997, and December 31, 1996.


                                                     March 31, 1997                     December 31, 1996
                                              -----------------------------        ----------------------------
                                                               Percent of                          Percent of
                                                                Loans by                            Loans by
                                               Amount of       Category to          Amount of      Category to
                                               Allowance      Loans, Net of         Allowance     Loans, Net of
                                              Allocated to      Unearned           Allocated to     Unearned
                                               Category          Income             Category         Income
                                              ------------    -------------        ------------   -------------
                                                                     (Dollars in thousands)
Loans to individuals                          $       478         45.2%            $        323        45.3%
Real estate loans                                      58         32.9                      128        28.5
Commercial and industrial loans                       230         19.5                       97        23.3
Other loans                                            33          2.4                       43         2.9
                                              -----------     -------------        ------------   -------------
     Total allocated                                  799        100.0%                     591       100.0%
                                                              =============                       =============
Unallocated                                           513                                   202
                                              -----------                          ------------
Total allowance for possible loan losses      $     1,312                          $        793
                                              ===========                          ============


Loan Review Process
-------------------

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At March 31, 1997, substandard loans totaled $1,419,000 (including $50,000 of loans guaranteed by U.S. governmental agencies), of which $150,000 were loans designated as nonaccrual, 90 days past due or restructured, and doubtful loans totaled $59,000, $51,000 of which were designated as nonaccrual or 90 days past due. There were no loans classified as loss at March 31, 1997.

     In addition to the internally classified and nonperforming loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at March 31, 1997, are current and paying in accordance with loan terms. At March 31, 1997, watch list loans totaled $939,000 (including $528,000 of loans guaranteed by U.S. governmental agencies). At such date, $38,000 of loans on the watch list, all of which were guaranteed, were designated as 90 days past due loans. In addition, at March 31, 1997, $67,000 of loans not classified and not on the watch list were designated as restructured loans. See "Nonperforming Assets" below.

Nonperforming Assets
--------------------

     Nonperforming loans consist of nonaccrual, past due and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal or interest payments. Loans on which management does not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual, any interest previously accrued but not yet collected is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

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

     The following table lists nonaccrual, past due and restructured loans and real estate and other repossessed assets at March 31, 1997, and December 31, 1996.


                                                                March 31,    December 31,
                                                                  1997           1996
                                                              ------------   ------------
                                                                     (In thousands)
     Nonaccrual loans                                         $        105   $         82
     Accruing loans contractually past due over 90 days                117             41
     Restructured loans                                                 84             73
     Real estate and other repossessed assets                          849            389
                                                              ------------   ------------

     Total nonperforming assets                               $      1,155   $        585
                                                              ============   ============

     The gross interest income that would have been recorded during the first quarter of 1997 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $2,000. No interest income was actually recorded (received) on loans that were on nonaccrual during the first quarter of 1997.

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

Premises and Equipment
----------------------

     Premises and equipment increased $2,689,000, or 60.6%, during the first quarter of 1997, from $4,437,000 at December 31, 1996, to $7,126,000 at March 31, 1997. The increase was due to the acquisition of Crown Park, which had $2,776,000 in net premises and equipment at the date of acquisition. This increase was partially offset by depreciation expense of $113,000 recorded on the Company's premises and equipment during the first quarter of 1997.

Goodwill
--------

     Goodwill increased $2,442,000, or 255.2%, from $957,000 at
December 31, 1996, to $3,399,000 at March 31, 1997. This increase resulted from $2,486,000 in goodwill that was recorded as a result of the acquisition of Crown Park on January 28, 1997, which was partially offset by $44,000 of goodwill amortization expense recorded during the first quarter of 1997. The goodwill recorded from all of the recent acquisitions made by the Company is being amortized over a period of 15 years.

Accrued Interest Receivable
---------------------------

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $579,000, or 36.2%, from $1,599,000 at December 31, 1996, to $2,178,000 at March 31, 1997. The increase was primarily a result of the acquisition of Crown Park, which, at the date of acquisition, had a total of $417,000 in accrued interest receivable. Of the total balance at March 31, 1997, $1,298,000, or 59.6%, was interest accrued on securities and $880,000, or 40.4%, was interest accrued on loans. The amounts of accrued interest receivable and percentages attributable to securities and loans at December 31, 1996, were $943,000, or 59.0%, and $656,000, or 41.0%, respectively.

Real Estate and Other Repossessed Assets
----------------------------------------

     Real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At March 31, 1997, and December 31, 1996, real estate and other repossessed assets had an aggregate book value of $849,000 and $389,000, respectively. Real estate and other repossessed assets increased $460,000, or 118.3%, during the first three months of 1997, due to the acquisition of Crown Park effective January 28, 1997. At the date of acquisition, Crown Park had a total of $456,000 in real estate and other repossessed assets. Of the March 31, 1997, balance, $391,000 represented three commercial properties, $274,000 represented thirty (30) repossessed automobiles and $184,000 represented three residential properties.

Other Assets
------------

     The most significant component of other assets at March 31, 1997, is a net deferred tax asset of $1,528,000. The balance of other assets decreased $8,000, or 0.4%, to $2,244,000 at March 31, 1997, from $2,252,000 at December

31, 1996, as a result of the utilization of a portion of the Company's net operating loss carryforwards, which was offset by the increase recorded as a result of the acquisition of Crown Park.

Deposits
--------

     The Bank's lending and investing activities are funded almost entirely by core deposits, 49.1% of which are demand, savings and money market deposits at March 31, 1997. Total deposits increased $55,890,000, or 29.5%, from $189,575,000 at December 31, 1996, to
$245,465,000 at March 31, 1997. The increase is primarily due to the acquisition of Crown Park, which had total deposits of $53,604,000 at January 28, 1997. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters ended March 31, 1997 and 1996.

                                                      Quarter Ended March 31,
                                         -------------------------------------------------
                                                   1997                      1996
                                         -----------------------   -----------------------
                                          Average        Average   Average         Average
                                          Amount          Rate     Amount           Rate
                                         ---------       -------   ---------       -------
                                                       (Dollars in thousands)
Noninterest-bearing demand deposits      $  37,356          --%    $  30,577           --%
Interest-bearing demand, savings and
     money market deposits                  71,905         2.65       55,021         2.32
Time deposits of less than $ 100,000        82,608         5.29       55,975         5.65
Time deposits of $100,000 or more           34,301         5.47       27,313         5.18
                                         ---------       ------    ---------       ------
          Total deposits                 $ 226,170         3.60%   $ 168,886         3.47%
                                         =========       ======    =========       ======

______________________________
(1)  The average amounts of, and average rates paid on, deposits for the quarter ended March 31, 1997, include the averages for Crown
     Park from January 28, 1997, the date of acquisition of such company.


     The maturity distribution of time deposits of $100,000 or more at March 31, 1997, is presented below.

                                                    At March 31, 1997
                                                    -----------------
                                                      (In thousands)
     3 months or less                                  $     11,037
     Over 3 through 6 months                                 14,968
     Over 6 through 12 months                                 8,437
     Over 12 months                                           1,943
                                                    -----------------

       Total time deposits of $100,000 or more         $     36,385
                                                    =================

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At March 31, 1997, deposits of $100,000 or more represented approximately 13.6% of the Company's total assets, compared to 14.2% of total assets at December 31, 1996.

Accrued Interest Payable
------------------------

     Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $18,000, or 1.9%, from $951,000 at December 31, 1996, to
$933,000 at March 31, 1997, despite the acquisition of Crown Park, which had $178,000 in accrued interest payable at the date of acquisition. This increase was offset by a decrease in accrued interest payable on certificates of deposit at the Bank's Abilene locations which had a significant amount of time deposits of $100,000 or more that matured in the first quarter of 1997.

Notes Payable
-------------

     The Company's notes payable increased $584,000, or 243.3%, from $240,000 at December 31, 1996, to $824,000 at March 31, 1997. The
Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance a portion of the cost of acquiring Crown Park. The $800,000 of borrowings was reduced to $200,000 by March 31, 1997. The Bank also has a $500,000 note payable to one former stockholder of Crown Park, which originated as a result of that acquisition. These increases were partially offset by the payment of the second of three annual installments aggregating $117,000 on notes payable to one current and two former directors. See "Note 5: Notes Payable" to the Company's Consolidated Financial Statements.

Other Liabilities
-----------------

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $278,000, or 104.9%, from $265,000 at December 31, 1996, to $543,000 at March 31, 1997, primarily because of the acquisition of Crown Park, which had $301,000 in other liabilities at the date of acquisition, $200,000 of which represented a deferred tax liability.

Interest Rate Sensitivity
-------------------------

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 47.9% at the 90-day interval, 48.9% at the 180-day interval and 50.4% at the 365-day interval at March 31, 1997. Currently, the Company is in a liability-sensitive position at the three intervals. During a slightly rising interest rate environment, as was the case during most of the first quarter of 1997, this position normally produces a lower net interest margin than in a falling interest rate environment. However, because the Company had $80,277,000 of interest-bearing demand, savings and money market deposits at March 31, 1997, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease in a rising interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 85.9% at March 31, 1997. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at March 31, 1997.

                                                                                          Volumes
                                                      Cumulative Volumes                Subject to
                                                 Subject to Repricing Within            Repricing
                                         ------------------------------------------        After
                                           90 Days        180 Days       365 Days         1 Year          Total
                                         -----------     -----------    -----------     ----------     -----------
Interest-earning assets:                                                (Dollars in thousands)
  Federal funds sold                     $    15,600     $    15,600    $    15,600     $        0     $    15,600
  Securities                                   2,617          10,967         28,729         63,027          91,756
  Loans, net of unearned income               39,021          43,878         53,740         78,588         132,328
                                         -----------     -----------    -----------     ----------     -----------
     Total interest-earning assets            57,238          70,445         98,069        141,615         239,684
                                         -----------     -----------    -----------     ----------     -----------
Interest-bearing liabilities:
  Demand, savings and money market
     deposits                                 80,277          80,277         80,277              0          80,277
  Time deposits                               38,424          63,131        113,295         11,759         125,054
  Notes payable                                  701             702            817              7             824
                                         -----------     -----------    -----------     ----------     -----------
     Total interest-bearing liabilities      119,402         144,110        194,389         11,766         206,155
                                         -----------     -----------    -----------     ----------     -----------
Rate-sensitivity gap(1)                  $   (62,164)    $   (73,665)   $   (96,320)    $  129,849     $    33,529
                                         ===========     ===========    ===========     ==========     ===========

Rate-sensitivity ratio(2)                       47.9%           48.9%          50.4%

______________________________
(1)  Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2)  Rate-sensitive interest-earning assets divided by rate-
     sensitive interest-bearing liabilities.


Selected Financial Ratios
-------------------------

     The following table presents selected financial ratios
(annualized) for the quarters ended March 31, 1997 and 1996.

                                                     Quarter Ended
                                                        March 31,
                                                    ---------------
                                                    1997(1)    1996
                                                    -------   -----
Net income to:
     Average assets                                  0.80%      0.78%
     Average interest-earning assets                 0.88       0.85
     Average stockholders' equity                   11.22      10.25
Dividend payout (2) to:
     Net income                                     14.40       8.73
     Average stockholders' equity                    1.62       0.89
Average stockholders' equity to:
     Average total assets                            7.15       7.61
     Average loans (3)                              14.88      16.87
     Average total deposits                          7.77       8.34
Average interest-earning assets to:
     Average total assets                           91.06      91.39
     Average total deposits                         98.99     100.10
     Average total liabilities                      98.07      98.92
Ratio to total average deposits of:
     Average loans (3)                              52.24      49.45
     Average noninterest-bearing deposits           16.52      18.11
     Average interest-bearing deposits              83.48      81.89
Total interest expense to total interest income     47.86      46.08
Efficiency ratio (4)                                69.16      70.79

_________________________
(1) Average balance sheet and income statement items for 1997 include the averages for Crown Park from January 28, 1997, the date of acquisition of such company.
(2)  Dividends on Common Stock only.
(3)  Before allowance for possible loan losses.
(4) Calculated as a noninterest expense less amortization of intangibles and expenses related to real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income excluding securities gains and losses.

LIQUIDITY

The Bank
--------

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $9,237,000 during the first quarter of 1997 and $7,594,000 during the first quarter of 1996. These amounts comprised 3.8% and 4.1% of average total assets during the first three months of 1997 and 1996, respectively. The average level of securities and federal funds sold was $105,725,000 during the first quarter of 1997 and $85,537,000 during the first quarter of 1996. The increase from the first quarter of 1996 to the first quarter of 1997 was due to the acquisitions of Coastal Banc - San Angelo on May 27, 1996, and Crown Park on January 28, 1997.

     The Bank sold $30,000 of securities during the quarter ended March 31, 1996. There were no sales of securities during the quarter ended March 31, 1997. At March 31, 1997, $27,311,000, or
29.8%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $48,123,000, or 52.4%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial lending activities are concentrated in loans with maturities of less than five years and with adjustable interest rates, while their installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At March 31, 1997, approximately $53,740,000, or 40.6%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $39,127,000, or 54.0%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the first quarter of 1997, the Company's average deposits were $226,170,000, or 92.0% of average total assets, compared to $168,886,000, or 91.3% of average total assets, during the first quarter of 1996. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

     The level of nonperforming assets has squeezed interest margins and has resulted in noninterest expenses from net operating costs and write-downs associated with nonperforming assets, although the level of such nonperforming assets has been decreasing over the past several years. In order to improve liquidity, the Bank has implemented various cost-cutting and revenue-generating measures and extended efforts to reduce nonperforming assets.

The Company
-----------

     The Company depends on the Bank for liquidity in the form of cash flow, primarily to meet debt service and dividend requirements and to cover other operating expenses. This cash flow from subsidiaries comes from three sources: (1) dividends resulting from earnings of the Bank,
(2) current tax liabilities generated by the Bank and
(3) management and service fees for services performed for the Bank.

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the first quarter of 1997 totaled $200,000; in turn, Independent Financial paid dividends to the Company totaling $200,000 during the same time period. Dividends paid by the Bank to Independent Financial during the first quarter of 1996 were $225,000; in turn, Independent Financial paid dividends to the Company totaling $225,000 during the same time period of 1996. At March 31, 1997, there were approximately $1,764,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 54% and 8%, respectively, of the Company's cash flow from the Bank during the first quarter of 1997. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs loss, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $294,000 were paid by the Bank to the Company during the first three months of 1997, compared to a total of $220,000 during the first three months of 1996.

     The Bank pays management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $42,000 and $43,000 in management fees to the Company in the first quarter of 1997 and 1996, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

     From January 1, 1989, through December 31, 1995, the Company collected federal income taxes from the Bank based on an effective tax rate of approximately 34% and paid taxes to the federal government at the rate of approximately 2% as a result of the utilization of the Company's net operating loss carryforwards for both regular tax and alternative minimum tax purposes. At
December 31, 1995, the Company's net operating loss carryforwards for alternative tax purposes had been fully utilized. As a result, the Company began paying federal income taxes at the effective tax rate of approximately 20% during the first quarter of 1996. The Company still has net operating carryforwards available for regular federal income tax purposes.

     The Company has a note payable to the Amarillo Bank noted above. This note had an outstanding principal balance of $200,000 at March 31, 1997. The Note had a maturity of April 23, 1997. On April 23, 1997, the maturity date was extended to July 23, 1997.
The Note bears interest at the Amarillo Bank's floating base rate plus 1/2% (9.00% at March 31, 1997) and is collateralized by 100% of the stock of the Bank. The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,200,000 or greater. The loan agreement also requires the Company and the Bank to meet certain financial ratios, all of which were met at March 31, 1997, and December 31, 1996.

     The Bank also has a $500,000 note payable to one former stockholder of Crown Park, which originated as a result of that acquisition. The note is payable in five equal annual principal payments of $100,000 on January 28 of each year. Interest is payable quarterly at the 26-week Treasury Bill rate plus 2% (7.12% at March 31, 1997), adjustable quarterly. The note is unsecured and may be repaid with no penalty in whole or in part at any time by the Bank.

     In addition, at March 31, 1997, the Company had notes payable to one current and two former directors of the Company aggregating $113,000. These notes had an original face amount of $350,000 but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first two annual installment of $117,000 were made on March 1, 1996, and 1997, respectively. The notes represent a portion of the final settlement of certain litigation.

CAPITAL RESOURCES

     At March 31, 1997, stockholders' equity totaled $19,053,000, or 7.1% of total assets, compared to $14,937,000, or 7.3% of total assets, at December 31, 1996.

     Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2) of at least 8%, of risk-weighted assets and to be designated as well-capitalized, the bank must have Tier 1 and total capital ratios of 8% and 10%, respectively. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interests in unconsolidated subsidiaries, reduced by goodwill and net deferred tax assets in excess of regulatory capital limits. Tier 2 capital may be comprised of certain other preferred stock, qualifying debt instruments and all or a part of the allowance for possible loan losses.

     Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banks to have a minimum leverage ratio of 3% and to be designated as well-capitalized, the bank must have a leverage ratio of 6%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at March 31, 1997.

     The Company                                     March 31, 1997
     -----------                                  ----------------------
                                                  (Dollars in thousands)
     Tier 1 capital:
       Common stockholders' equity, excluding
          unrealized loss on available-for-sale
          securities                                     $  18,526
       Preferred stockholders' equity (1)                      566
       Goodwill                                             (3,399)
                                                         ---------
          Total Tier 1 capital                              15,693
                                                         ---------

     Tier 2 capital:
       Allowance for possible loan losses (2)                1,312
       Subordinated debt (2)                                   500
                                                         ---------
          Total Tier 2 capital                               1,812
                                                         ---------

               Total capital                             $  17,505
                                                         =========

     Risk-weighted assets                                $ 142,448
                                                         =========

     Adjusted quarterly average assets                   $ 243,269
                                                         =========


                                                    Regulatory          Well-capitalized     Actual Ratios at
The Company                                          Minimum                Minimum           March 31, 1997
-----------                                         ----------          ----------------     ----------------
Tier 1 capital to risk-weighted assets ratio          4.00%                 8.00%               11.02%
Total capital to risk-weighted assets ratio           8.00                 10.00                12.29
Leverage ratio                                        3.00                  6.00                 6.45

The Bank

Tier 1 capital to risk-weighted assets ratio          4.00%                 8.00%               10.12%
Total capital to risk-weighted assets ratio           8.00                 10.00                11.37
Leverage ratio                                        3.00                  6.00                 6.04

___________________________
(1)  Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at March 31, 1997.

     The Company's ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Board of Governors of the Federal Reserve System.

     The payment of dividends on the Common Stock and Series C Preferred Stock is determined by the Company's board of directors in light of circumstances and conditions then existing, including the earnings of the Company and the Bank, funding requirements and financial condition, applicable loan covenants and applicable laws and regulations. The Company's ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines and by the terms of its loan agreement with the Amarillo Bank. Holders of the Series C Preferred Stock are entitled to receive, if, as and when declared by the Company's board of directors, out of funds legally available therefor, quarterly cumulative cash dividends at the annual rate of 10%. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends on common stock unless such bank holding company can pay such dividends from current earnings. The Federal Reserve Board has asserted that this policy is also applicable to payment of dividends on preferred stock. Such an interpretation may limit the ability of the Company to pay dividends on the Series C Preferred Stock.

     The Company began paying quarterly cash dividends of $0.03 per share on the Common Stock during the second quarter of 1994. The
Company increased its quarterly cash dividend to $0.05 per share on the Common Stock during the second quarter of 1996.

     At its meeting on April 23, 1997, the Board of Directors of the Company approved a 25% stock dividend on the Common Stock. The Board of Directors also approved the payment of the regular quarterly cash dividend of $0.05 per share on the Common Stock. Both dividends are payable May 31, 1997, to shareholders of record on May 15, 1997. The cash dividend will be payable on the newly issued dividend shares.

     Subsequent to March 31, 1997, holders of a total of 7,230 shares of the Company's Series C Preferred Stock converted such shares into 132,845 shares of Common Stock. As of the date of filing of this report, the Company had 6,248 shares of Series C Preferred Stock and 1,557,072 shares of the Common Stock issued and outstanding.

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

     None

Item 3.   Defaults upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders held on
Tuesday, April 29, 1997, the following members were elected to the Board of Directors:

                                    Votes For       Votes Withheld
                                    ----------      --------------

     Lee Caldwell                   1,115,167           68,003
     Randal N. Crosswhite           1,147,567           35,603
     Louis S. Gee                   1,147,567           35,603
     Marshal M. Kellar              1,115,167           68,003

     Continuing directors not standing for re-election until the 1998 and 1999 Annual Meetings of Shareholders are Bryan W.
Stephenson (1998), Scott L. Taliaferro (1998), C.G. Whitten (1998), Mrs. Wm. R. (Amber) Cree (1999), Tommy McAlister (1999), James D.
Webster, M.D. (1999) and John A. Wright (1999).

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, dated February 10, 1997, relating to the acquisition of Crown Park Bancshares, Inc. and its subsidiary, Western National Bank, Lubbock, Texas.

                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1997                 Independent Bankshares, Inc.
                                    (Registrant)



                                    By:  /s/ Randal N. Crosswhite
                                         -------------------------
                                         Randal N. Crosswhite
                                         Senior Vice President and
                                         Chief Financial Officer