Form 10-Q
period 1997-06-30
INDEPENDENT BANKSHARES INC
filed 1997-08-14
CIK 318870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1997

                               OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock at June 30, 1997.

         Class:  Common Stock, par value $0.25 per share
         Outstanding at June 30, 1997:  1,946,000 shares

PART I

FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 1997 AND DECEMBER 31, 1996
                           (Unaudited)



                                                                   June 30,     December 31,
ASSETS                                                               1997            1996
------                                                           ------------   ------------
Cash and Cash Equivalents:
  Cash and Due from Banks                                        $ 12,438,000   $ 11,458,000
  Federal Funds Sold                                               14,300,000     18,500,000
                                                                 ------------   ------------
          Total Cash and Cash Equivalents                          26,738,000     29,958,000
                                                                 ------------   ------------

Securities:
  Available-for-sale                                               37,058,000     27,771,000
  Held-to-maturity--Market Value of $50,294,000 for
    June 30, 1997, and $47,291,000 for December 31, 1996           50,548,000     47,381,000
                                                                 ------------   ------------
          Total Securities                                         87,606,000     75,152,000
                                                                 ------------   ------------

Loans:
  Total Loans                                                     139,450,000     94,264,000
  Less:
     Unearned Income on Installment Loans                           2,047,000      2,247,000
     Allowance for Possible Loan Losses                             1,328,000        793,000
                                                                 ------------   ------------
          Net Loans                                               136,075,000     91,224,000
                                                                 ------------   ------------

Premises and Equipment                                              7,153,000      4,437,000
Goodwill                                                            3,342,000        957,000
Accrued Interest Receivable                                         2,116,000      1,599,000
Real Estate and Other Repossessed Assets                              754,000        389,000
Other Assets                                                        1,982,000      2,252,000
                                                                 ------------   ------------

               Total Assets                                      $265,766,000   $205,968,000
                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits                            $ 41,108,000   $ 32,240,000
  Interest-bearing Demand Deposits                                 79,069,000     58,676,000
  Interest-bearing Time Deposits                                  123,891,000     98,659,000
                                                                 ------------   ------------
            Total Deposits                                        244,068,000    189,575,000

Accrued Interest Payable                                              905,000        951,000
Notes Payable                                                         824,000        240,000
Other Liabilities                                                     383,000        265,000
                                                                 ------------   ------------
          Total Liabilities                                       246,180,000    191,031,000
                                                                 ------------   ------------

Stockholders' Equity:
Series C Preferred Stock                                               62,000        135,000
Common Stock                                                          487,000        276,000
Additional Paid-in Capital                                         13,845,000      9,891,000
Retained Earnings                                                   5,372,000      4,610,000
Unrealized Gain on Available-for-sale Securities                       24,000         25,000
Unearned ESOP Shares                                                 (204,000)             0
                                                                 ------------   ------------
            Total Stockholders' Equity                             19,586,000     14,937,000
                                                                 ------------   ------------

               Total Liabilities and Stockholders' Equity        $265,766,000   $205,968,000
                                                                 ============   ============


  See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                 CONSOLIDATED INCOME STATEMENTS
   QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                           (Unaudited)


                                                                               Six-month Period
                                               Quarter Ended June 30,           Ended June 30,
                                             -------------------------     --------------------------
                                                 1997           1996           1997           1996
                                             -----------    -----------    -----------    -----------
Interest Income:
  Interest and Fees on Loans                 $ 3,102,000    $ 1,926,000    $ 5,833,000    $ 3,886,000
  Interest on Securities                       1,389,000      1,123,000      2,699,000      2,094,000
  Interest on Federal Funds Sold                 187,000        235,000        442,000        527,000
                                             -----------    -----------    -----------    -----------
     Total Interest Income                     4,678,000      3,284,000      8,974,000      6,507,000
                                             -----------    -----------    -----------    -----------
Interest Expense:
  Interest on Deposits                         2,178,000      1,529,000      4,214,000      2,992,000
  Interest on Notes Payable                       15,000         15,000         35,000         37,000
                                             -----------    -----------    -----------    -----------
     Total Interest Expense                    2,193,000      1,544,000      4,249,000      3,029,000
                                             -----------    -----------    -----------    -----------

          Net Interest Income                  2,485,000      1,740,000      4,725,000      3,478,000
  Provision for Loan Losses                       60,000         71,000         60,000        121,000
                                             -----------    -----------    -----------    -----------
            Net Interest Income After
              Provision for Loan Losses        2,425,000      1,669,000      4,665,000      3,357,000
                                             -----------    -----------    -----------    -----------

Noninterest Income:
  Service Charges                                393,000        302,000        739,000        594,000
  Trust Fees                                      48,000         43,000         94,000         96,000
  Other Income                                    23,000         34,000         53,000         52,000
                                             -----------    -----------    -----------    -----------
     Total Noninterest Income                    464,000        379,000        886,000        742,000
                                             -----------    -----------    -----------    -----------

Noninterest Expenses:
  Salaries and Employee Benefits               1,007,000        759,000      1,926,000      1,517,000
  Equipment Expense                              213,000        161,000        415,000        321,000
  Net Occupancy Expense                          216,000        177,000        411,000        345,000
  Stationery, Printing and Supplies Expense       98,000         77,000        184,000        140,000
  Professional Fees                               92,000         82,000        182,000        140,000
  Goodwill Amortization                           57,000          8,000        101,000         12,000
  Net Cost (Revenues) Applicable to Real
    Estate and Other Repossessed Assets          (45,000)        (3,000)       (40,000)         2,000
  Other Expenses                                 430,000        308,000        779,000        596,000
                                             -----------    -----------    -----------    -----------
     Total Noninterest Expenses                2,068,000      1,569,000      3,958,000      3,073,000
                                             -----------    -----------    -----------    -----------

          Income Before Federal Income Taxes     821,000        479,000      1,593,000      1,026,000
  Federal Income Taxes                           259,000        163,000        538,000        349,000
                                             -----------    -----------    -----------    -----------

               Net Income                    $   562,000    $   316,000    $ 1,055,000    $   677,000
                                             ===========    ===========    ===========    ===========

Preferred Stock Dividends                    $    14,000    $    17,000    $    28,000    $    34,000
                                             ===========    ===========    ===========    ===========

Net Income Available to Common Stockholders  $   548,000    $   299,000    $ 1,027,000    $   643,000
                                             ===========    ===========    ===========    ===========

Primary Earnings per Common Share
  Available to Common Stockholders           $      0.30    $      0.22    $      0.59    $      0.48
                                             ===========    ===========    ===========    ===========

Fully Diluted Earnings Per Common Share
  Available to Common Stockholders           $      0.27    $      0.19    $      0.52    $      0.40
                                             ===========    ===========    ===========    ===========


  See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                           (Unaudited)



                                                                                                    1997           1996
                                                                                               ------------   ------------
Cash Flows from Operating Activities:
  Net Income                                                                                   $  1,055,000   $    677,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Deferred Federal Income Tax Expense                                                               239,000        144,000
  Depreciation and Amortization                                                                     336,000        195,000
  Provision for Loan Losses                                                                          60,000        121,000
  Loss on Sale of Available-for-sale Securities                                                           0         12,000
  Gain on Sale of Held-to-maturity Securities                                                             0         (2,000)
  Gains on Sales of Real Estate and Other Repossessed Assets                                        (64,000)       (16,000)
  Writedown of Real Estate and Other Repossessed Assets                                               2,000         15,000
  Increase in Accrued Interest Receivable                                                          (100,000)      (312,000)
  Decrease in Other Assets                                                                          528,000        127,000
  Decrease in Accrued Interest Payable                                                             (224,000)       (84,000)
  Increase (Decrease) in Other Liabilities                                                         (193,000)        28,000
                                                                                               ------------   ------------
          Net Cash Provided by Operating Activities                                               1,639,000        905,000
                                                                                               ------------   ------------
Cash Flows from Investing Activities:
  Proceeds from Maturities of Available-for-sale Securities                                       1,228,000         28,000
  Proceeds from Maturities of Held-to-maturity Securities                                         9,919,000     12,141,000
  Proceeds from Sale of Available-for-sale Securities                                               193,000         30,000
  Proceeds from Sale of Held-to-maturity Securities                                                       0      2,000,000
  Purchases of Available-for-sale Securities                                                     (6,037,000)   (16,575,000)
  Purchases of Held-to-maturity Securities                                                       (8,021,000)   (22,684,000)
  Net Increase in Loans                                                                          (5,061,000)    (3,940,000)
  Additions to Premises and Equipment                                                              (174,000)      (240,000)
  Proceeds from Sales of Premises and Equipment                                                           0         94,000
  Proceeds from Sales of Real Estate and Other Repossessed Assets                                   643,000        467,000
  Cash and Cash Equivalents Held by Peoples National Bank, Winters, Texas on
     January 1, 1996 (Date of Acquisition), in Excess of Cash Paid for Purchase of
     Peoples National Bank                                                                                0        584,000
  Cash and Cash Equivalents Held by Coastal Banc ssb, San Angelo, Texas, on May 27,
     1996 (Date of Acquisition), in Excess of Cash Paid for Coastal Banc ssb, San Angelo                  0     13,619,000
  Cash Paid for Purchase of Crown Park Bancshares, Inc., Lubbock, Texas, in Excess
     of Cash and Cash Equivalents Held by Crown Park Bancshares on January 28, 1997
     (Date of Acquisition)                                                                         (736,000)             0
                                                                                               ------------   ------------
          Net Cash Used in Investing Activities                                                  (8,046,000)   (14,476,000)
Cash Flows from Financing Activities:
  Increase in Deposits                                                                              889,000      5,982,000
  Proceeds from Notes Payable                                                                     1,300,000              0
  Repayment of Notes Payable                                                                     (2,805,000)      (245,000)
  Net Proceeds from Issuance of Equity Securities                                                 4,004,000              0
  Payment of Cash Dividends                                                                        (196,000)      (121,000)
  Payment for Fractional Shares in Stock Dividend                                                    (5,000)             0
                                                                                               ------------   ------------
          Net Cash Provided by Financing Activities                                               3,187,000      5,616,000
                                                                                               ------------   ------------
Net Decrease in Cash and Cash Equivalents                                                        (3,220,000)    (7,955,000)
Cash and Cash Equivalents at Beginning of Period                                                 29,958,000     34,759,000
                                                                                               ------------   ------------

Cash and Cash Equivalents at End of Period                                                     $ 26,738,000   $ 26,804,000
                                                                                               ============   ============

Cash Paid During the Period for:
     Interest                                                                                  $  4,295,000   $  3,113,000
     Federal Income Taxes                                                                           350,000        248,000
Noncash Investing Activities:
     Additions to Real Estate and Other Repossessed Assets Through Foreclosures                $    571,000   $    469,000
     Sales of Real Estate and Other Repossessed Assets Financed with Loans                           81,000         45,000
     Decrease in Unrealized Gain/Loss on Available-for-sale Securities,
       Net of Tax                                                                                    (1,000)      (179,000)

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

     In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. Had FAS 128 been adopted on December 31, 1995, basic earnings per share would have been $0.30 and $0.59 for the quarter and six-month period ended June 30, 1997, respectively, and $0.22 and $0.48 for the quarter and six-month period ended June 30, 1996, respectively. Diluted earnings per share would have been $0.27 and $0.52 for the quarter and six-month period ended June 30, 1997, and $0.19 and $0.40 for the quarter and six-month period ended June 30, 1996, respectively. These earnings per share amounts have been adjusted for the five-for-four stock split, effected in the form of a 25% stock dividend, paid to stockholders on May 30, 1997.

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

(3)  QUASI-REORGANIZATION

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas, the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset. The reduction in the Company's deferred tax asset during the first six months of 1997 and 1996 totaled $239,000 and $144,000, respectively.

(4)  ACQUISITION OF SUBSIDIARY BANK

     The Company completed the acquisition of Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National") effective January 28, 1997, for an aggregate cash consideration of $7,510,000. On the acquisition date, Crown Park was merged with and into a wholly owned subsidiary of the Company and Western National was merged with and into First State Bank, National Association, Abilene, Texas (the "Bank"), the Company's subsidiary bank. To obtain funding for the acquisition, the Company sold an aggregate of 316,250 shares of its common stock in an underwritten offering at a price of $14.25 per share (the "Offering"). This included 41,250 shares covered by the underwriter's over-allotment option. The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance a portion of the cost of acquiring Crown Park. The $800,000 of borrowings was reduced to $400,000 with the proceeds of the sale of the over-allotment shares and further to $200,000 on March 31, 1997. At the date of acquisition, Crown Park had total assets of $60,420,000, total loans, net of unearned income, of $41,688,000, total deposits of $53,604,000 and stockholders' equity of $4,238,000. This acquisition was accounted for using the purchase method of accounting. A total of $2,486,000 of goodwill was recorded as a result of this acquisition, and such goodwill is being amortized over a period of 15 years.

     The following pro forma financial information combines the historical results of the Company as if the Crown Park acquisition had occurred as of the beginning of each period presented:

                                                                    Six-month Period
                                        Quarter Ended June 30,        Ended June 30,
                                        ----------------------   ----------------------
                                          1997           1996      1997           1996
                                        -------        -------   -------        -------
                                             (In thousands, except per share amounts)
     Net interest income                $ 2,485        $ 2,409   $ 4,896        $ 4,716
     Net income                             562            474       879            911
     Primary earnings per share            0.30           0.26      0.49           0.51
     Fully diluted earnings per share      0.27           0.23      0.44           0.44


     The pro forma amounts for net income and primary and fully diluted earnings per share for the six-month period ended June 30, 1997, are less than the amounts reported herein as a result of certain adjustments recorded by Crown Park prior to the acquisition.

(5)  NOTES PAYABLE

     The Company has a note payable (the "Note") to the Amarillo Bank noted above. This Note had an outstanding principal balance of $200,000 at June 30, 1997. This Note had a maturity of April 23, 1997. On April 23, 1997, the maturity date was extended to July 23, 1997. On July 23, 1997, the Note was placed on a one-year maturity with payments of $50,000 principal plus interest to be made quarterly beginning October 23, 1997. The Note bears interest at the Amarillo Bank's floating base rate plus 1/2% (9.00% at June 30, 1997) and is collateralized by 100% of the stock of the Bank. The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,200,000 or greater. The loan agreement also requires the Company and the Bank to meet certain financial ratios, all of which were met at June 30, 1997, and December 31, 1996.

     The Bank also has a $500,000 note payable to one former stockholder of Crown Park, which originated as a result of that acquisition. The note is payable in five equal annual principal payments of $100,000 on January 28 of each year. Interest is payable quarterly at the 26-week Treasury Bill rate plus 2% (7.45% at June 30, 1997), adjustable quarterly. The note is unsecured and may be repaid with no penalty in whole or in part at any time by the Bank.

     In addition, at June 30, 1997, the Company had notes payable to one current and two former directors of the Company aggregating $114,000. These notes had an original face amount of $350,000 but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first two annual installments of $117,000 were made on March 1, 1996 and 1997, respectively. The notes represent a portion of the final settlement of certain litigation.

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

(7)  EARNINGS PER SHARE

     Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding preferred stock is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the earnings per share calculations. The Series C Cumulative Convertible Preferred Stock(the "Series C Preferred Stock") issued in December 1990 was determined not to be a common stock equivalent and, therefore, is not used to calculate primary earnings per common share. In computing fully diluted earnings per common share for the quarters and six-month periods ended June 30, 1997 and 1996, the conversion of the Series C Preferred Stock was assumed, as the effect is dilutive. The weighted average common shares outstanding used in computing primary earnings per common share for the quarters ended June 30, 1997 and 1996, was 1,863,000 and 1,354,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the quarters ended June 30, 1997 and 1996, was 2,079,000 and 1,697,000 shares, respectively. The weighted average common shares outstanding used in computing primary earnings per common share for the first six months of 1997 and 1996 was 1,752,000 and 1,336,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the first six months of 1997 and 1996 was 2,015,000 and 1,696,000 shares, respectively. The number of weighted average common shares outstanding have been adjusted for the five-for-four stock split, effected in the form of a 25% stock dividend, paid to stockholders on May 30, 1997.

(8)  UNEARNED ESOP SHARES

     The Company's Employee Stock Ownership/401(k) Plan (the "ESOP") purchased 18,750 shares, adjusted for the five-for-four stock dividend, effected in the form of a 25% stock dividend, paid to stockholders on May 30, 1997, of the Company's common stock (the "Common Stock") in the Offering for $213,750. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $3,500, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1% (9.50% at June 30, 1997). The note is collateralized by the stock purchased in the Offering.

     As a result of the lending arrangement between the Company and the ESOP, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At June 30, 1997, a total of $204,000, or 17,945 shares, are considered to be unearned.

(9)  SUBSEQUENT EVENT

     Subsequent to June 30, 1997, holders of a total of 490 shares of the Company's Series C Preferred Stock converted such shares into 11,254 shares of Common Stock. As of the date of filing of this report, the Company had 5,758 shares of Series C Preferred Stock and 1,957,254 shares of Common Stock issued and outstanding.

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

THE COMPANY

     The Company is a bank holding company that, at June 30, 1997, owned 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the West Texas cities of Abilene (two locations), Lubbock, Odessa (2 locations), San Angelo, Stamford and Winters. The Bank acquired its two branches in Stamford and Winters when two of the Company's former subsidiary banks, The First National Bank in Stamford, Stamford, Texas ("First National"), and The Winters State Bank, Winters, Texas ("Winters State"), were merged into the Bank, effective November 1, 1994.

     The Bank acquired Peoples National Bank, Winters, Texas ("Peoples National") effective January 1, 1996. The existing location of Peoples National was subsequently closed, the land and building were sold and Peoples National was merged with and into the Bank's existing branch facility in Winters. Effective May 27, 1996, the Bank also acquired the San Angelo branch of Coastal Banc ssb ("Coastal Banc - San Angelo"), which was merged with and into and became a branch of the Bank.

     As noted in "Note 4: Acquisition of Subsidiary Bank," the Company acquired Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), on January 28, 1997. Western National was merged with and into and became a branch of the Bank.

RESULTS OF OPERATIONS

General
-------

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at June 30, 1997, and December 31, 1996, and results of operations for each of the quarters and six-month periods ended June 30, 1997 and 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income
----------

     Net income for the quarter ended June 30, 1997, amounted to $562,000 ($0.30 primary earnings per common share) compared to net income of $316,000 ($0.22 primary earnings per common share) for the quarter ended June 30, 1996. Net income for the six-month period ended June 30, 1997, was $1,055,000 ($0.59 primary earnings per common share) compared to net income of $677,000 ($0.48 primary earnings per common share) for the six-month period ended June 30, 1996. These earnings per share amounts have been adjusted for the five-for-four stock split, effected in the form of a 25% stock dividend, paid to stockholders on May 30, 1997.

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

     Net interest income amounted to $2,485,000 for the second quarter of 1997, an increase of $745,000, or 42.8%, from the second quarter of 1996. Net interest income for the second quarter of 1996 was $1,740,000. Net interest income for the first six months of 1997 was $4,725,000, an increase of $1,247,000, or 35.9%, from net interest income of $3,478,000 for the first six months of 1996. The increase in 1997 was primarily due to the acquisition of Crown Park effective January 28, 1997. The net interest margin on a fully taxable-equivalent basis, was 4.15% and 4.08% for the second quarter and first six months of 1997, respectively, compared to 3.93% and 4.02% for the second quarter and first six months of 1996, respectively. The primary reason for the increases in the net interest margin during 1997 is the acquisition of Crown Park in January 1997, which had a higher loan-to-deposit ratio than the Bank, and the acquisition of Coastal Banc - San Angelo in May 1996, which had $14,895,000 in deposits and only $155,000 in loans at the date of acquisition. As a result of the Coastal Banc - San Angelo acquisition, a significant amount of the increased funds were invested in investment securities and federal funds sold, which yield a lower rate of interest than loans and, therefore, had a negative impact on the Company's net interest margin during 1996.

     At June 30, 1997, approximately $30,317,000, or 22.1%, of the Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. This amount represents 40.8% of the Company's loans, excluding loans to individuals which are almost exclusively fixed rate in nature. Average rates paid for various types of deposits, particularly certificates of deposit, remained relatively stable for the first six months of 1997, when compared to the first six months of 1996. For example, the average rate paid by the Company for certificates of deposit of $100,000 or more increased slightly from 5.41% for the first six months of 1996 to 5.47% for the first six months of 1997. The average rate paid for certificates of deposit less than $100,000 decreased from 5.41% during the first half of 1996 to 5.29% during the first half of 1997. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, increased from an average of 2.33% during the first six months of 1996 to an average of 2.66% during the first half of 1997. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets in the very short-term, an overall rising interest rate environment would normally produce a lower net interest margin than a falling interest rate environment. As noted under "Analysis of Financial Condition - Interest Rate Sensitivity" below, because the Company's interest-bearing demand, savings and money market deposits are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease significantly in an overall rising interest rate environment.

     The following table presents the average balance sheets of the Company for the quarters and six-month periods ended June 30, 1997 and 1996, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

                                                                   Quarter Ended June 30,
                                                  --------------------------------------------------------
                                                            1997                           1996
                                                  -------------------------     -------------------------
                                                            Interest                      Interest
                                                  Average   Income/   Yield/    Average    Income/  Yield/
                                                  Balance   Expense    Rate     Balance    Expense   Rate
                                                  --------  --------  -----     --------  --------  -----
ASSETS(1)                                                             (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (2)               $135,521  $  3,102   9.16%    $ 83,121  $  1,927   9.27%
  Securities (3)                                    90,698     1,390   6.13       76,100     1,123   5.90
  Federal funds sold                                13,471       187   5.55       17,744       234   5.28
                                                  --------  --------  -----     --------  --------  -----
     Total interest-earning assets                 239,690     4,679   7.81      176,965     3,284   7.42
                                                  --------  --------  -----     --------  --------  -----

Noninterest-earning assets:
  Cash and due from banks                           10,369                         6,858
  Premises and equipment                             7,147                         4,382
  Goodwill                                           3,364                           717
  Accrued interest receivable
    and other assets                                 4,958                         4,226
  Allowance for possible loan losses                (1,295)                         (861)
                                                  --------                      --------
     Total noninterest-earning assets               24,543                        15,322
                                                  --------                      --------
          Total assets                            $264,233                      $192,287
                                                  ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
    market deposits                               $ 77,147  $    516   2.68%    $ 57,324  $    334   2.33%
  Time deposits                                    124,204     1,662   5.35       89,462     1,195   5.34
                                                  --------  --------  -----     --------  --------  -----
     Total interest-bearing deposits               201,351     2,178   4.33      146,786     1,529   4.17
  Notes payable                                        824        15   7.28          622        15   9.65
                                                  --------  --------  -----     --------  --------  -----
     Total interest-bearing liabilities            202,175     2,193   4.34      147,408     1,544   4.19
                                                  --------  --------  -----     --------  --------  -----

Noninterest-bearing liabilities:
  Demand deposits                                   41,282                        29,798
  Accrued interest payable and
    other liabilities                                1,483                         1,009
                                                  --------                      --------
     Total noninterest-bearing liabilities          42,765                        30,807
                                                  --------                      --------
          Total liabilities                        244,940                       178,215

Stockholders' equity                                19,293                        14,072
                                                  --------                      --------
               Total liabilities and
                 stockholders' equity             $264,233                      $192,287
                                                  ========                      ========

Net interest income                                         $  2,486                      $  1,740
                                                            ========                      ========
Interest rate spread (4)                                               3.47%                         3.23%
                                                                      =====                         =====
Net interest margin (5)                                                4.15%                         3.93%
                                                                      =====                         =====

______________________________
(1)  The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of
     Coastal Banc - San Angelo and Crown Park from May 27, 1996, and January 28, 1997, the respective acquisition dates of such companies.
(2)  Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns.  Interest income on loans includes fees on loans, which are not material in amount.
(3)  Nontaxable interest income on securities for 1997 was adjusted to a taxable yield assuming a tax rate of 34%.
(4)  The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of
     interest-bearing liabilities.
(5)  The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-
     earning assets.


                                                              Six-month Period Ended June 30,
                                                  --------------------------------------------------------
                                                            1997                           1996
                                                  -------------------------     -------------------------
                                                            Interest                      Interest
                                                  Average   Income/   Yield/    Average    Income/  Yield/
                                                  Balance   Expense    Rate     Balance    Expense   Rate
                                                  --------  --------  -----     --------  --------  -----
ASSETS(1)                                                             (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (2)               $126,841  $  5,833   9.20%    $ 83,319  $  3,886   9.33%
  Securities (3)                                    88,629     2,702   6.10       70,050     2,094   5.98
  Federal funds sold                                16,318       442   5.42       19,635       527   5.37
                                                  --------  --------  -----     --------  --------  -----
     Total interest-earning assets                 231,788     8,977   7.75      173,004     6,507   7.52
                                                  --------  --------  -----     --------  --------  -----

Noninterest-earning assets:
  Cash and due from banks                            9,803                         7,225
  Premises and equipment                             6,623                         4,348
  Goodwill                                           2,983                           488
  Accrued interest receivable
    and other assets                                 5,062                         4,474
  Allowance for possible loan losses                (1,168)                         (868)
                                                  --------                      --------
     Total noninterest-earning assets               23,303                        15,667
                                                  --------                      --------
          Total assets                            $255,091                      $188,671
                                                  ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
    market deposits                               $ 74,526  $   992    2.66%    $ 56,172  $    654   2.33%
  Time deposits                                    120,557    3,222    5.34       86,375     2,337   5.41
                                                  --------  -------   -----     --------  --------  -----
     Total interest-bearing deposits               195,083    4,214    4.32      142,547     2,991   4.20
  Notes payable                                        859       35    8.15          703        38  10.81
                                                  --------  -------   -----     --------  --------  -----
     Total interest-bearing liabilities            195,942    4,249    4.34      143,250     3,029   4.23
                                                  --------  -------   -----     --------  --------  -----

Noninterest-bearing liabilities:
  Demand deposits                                   39,319                        30,185
  Accrued interest payable and
    other liabilities                                1,352                         1,114
                                                  --------                      --------
     Total noninterest-bearing liabilities          40,671                        31,299
                                                  --------                      --------
          Total liabilities                        236,613                       174,549

Stockholders' equity                                18,478                        14,122
                                                  --------                      --------
               Total liabilities and
                 stockholders' equity             $255,091                      $188,671
                                                  ========                      ========

Net interest income                                         $  4,728                      $  3,478
                                                            ========                      ========
Interest rate spread (4)                                               3.41%                         3.29%
                                                                      =====                         =====
Net interest margin (5)                                                4.08%                         4.02%
                                                                      =====                         =====

______________________________
(1)  The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of
     Coastal Banc - San Angelo and Crown Park from May 27, 1996, and January 28, 1997, the respective acquisition dates of such companies.
(2)  Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns.  Interest income on loans includes fees on loans, which are not material in amount.
(3)  Nontaxable interest income on securities for 1997 was adjusted to a taxable yield assuming a tax rate of 34%.
(4)  The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of
     interest-bearing liabilities.
(5)  The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-
     earning assets.

                              -13-

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


                                                    Quarters Ended           Six-month Periods Ended
                                             June 30, 1997 vs. 1996 (1)    June 30, 1997 vs 1996 (1)
                                             ---------------------------   ---------------------------
                                             Increase (Decrease) Due to    Increase (Decrease) Due To
                                                     Changes In:                   Changes In
                                             ---------------------------   ---------------------------
                                             Volume     Rate      Total    Volume     Rate      Total
                                             -------   -------   -------   -------   -------   -------
                                                                 (In thousands)
Interest-earning assets:
  Loans, net of unearned income (2)          $ 1,198   $   (23)  $ 1,175   $ 2,002   $   (55)  $ 1,947
  Securities (3)                                 222        45       267       565        43       608
  Federal funds sold                             (59)       12       (47)      (90)        5       (85)
                                             -------   -------   -------   -------   -------   -------

          Total interest income                1,361        34     1,395     2,477        (7)    2,470
                                             -------   -------   -------   -------   -------   -------

Interest-bearing liabilities:
  Deposits:
     Demand, savings and money
       market deposits                           127        55       182       236       102       338
     Time deposits                               465         2       467       915       (30)      885
                                             -------   -------   -------   -------   -------   -------
        Total interest-bearing deposits          592        57       649     1,151        72     1,223
  Notes payable                                    4        (4)        0         7       (10)       (3)
                                             -------   -------   -------   -------   -------   -------
          Total interest expense                 596        53       649     1,158        62     1,220
                                             -------   -------   -------   -------   -------   -------

Increase (decrease) in net interest income   $   765   $   (19)  $   746   $ 1,319   $   (69)  $ 1,250
                                             =======   =======   =======   =======   =======   =======

______________________________
(1)  Income statement items include the income statement accounts of Coastal Banc - San Angelo and Crown Park beginning May 27,
     1996, and January 28, 1997, the respective acquisition dates of such companies.
(2)  Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(3)  Information with respect to tax-exempt securities for 1997 is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses
-------------------------

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter and six-month period ended June 30, 1997, were both $60,000, compared to $71,000 and $121,000 for the quarter and six-month period ended June 30, 1996, respectively. These represent decreases of $11,000 and $61,000, respectively. The reduced provisions in 1997 were primarily a result of the Company having net loan recoveries for the first six months of 1997 in the amount of $80,000. In the past few years, the overall quality of the Company's loan portfolio has improved, necessitating generally lower provisions.

Noninterest Income
------------------

     Noninterest income increased $85,000, or 22.4%, from $379,000 during the second quarter of 1996 to $464,000 during the second quarter of 1997. Noninterest income also increased $144,000, or 19.4%, from $742,000 for the first six months of 1996 to $886,000 for the first six months of 1997.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $302,000 during the second quarter of 1996 to $393,000 during the second quarter of 1997, a 30.1% increase, and increased $145,000, or 24.4%, from $594,000 for the first six months of 1996 to $739,000 for the first six months of 1997. Over 80% of the year-to-date increase was due to the acquisition of Crown Park in January 1997.

     Trust fees from the operation of the trust department of the Bank increased $5,000, or 11.6%, from $43,000 during the second quarter of 1996 to $48,000 during the same period in 1997, but decreased $2,000, or 2.1%, from $96,000 for the first six months of 1996 to $94,000 for the first six months of 1997 as a result of a one-time $5,000 fee that was charged during the first quarter of 1996.

     Other income is the sum of several small components of noninterest income including insurance premiums earned on automobiles financed through the Company's indirect installment loan program and other sources of miscellaneous income. Other income decreased $11,000, or 32.4%, from $34,000 during the second quarter of 1996 to $23,000 during the second quarter of 1997, but increased $1,000, or 1.9%, from $52,000 for the first six months of 1996 to $53,000 for the corresponding period in 1997 due to a $7,000 positive adjustment relating to the acquisition of Peoples National and a recovery of $9,000 in legal fees previously expensed in connection with a loan participation. These amounts were partially offset by an $11,000 increase in other income as a result of the acquisition of Crown Park in January 1997 and a net loss of $10,000 recorded on sales of securities during 1996.

Noninterest Expenses
--------------------

     Noninterest expenses increased $499,000, or 31.8%, from $1,569,000 during the second quarter of 1996 to $2,068,000 during the second quarter of 1997 and increased $885,000, or 28.8%, from $3,073,000 during the first six months of 1996 to $3,958,000 during the first six months of 1997. Noninterest expenses for the quarter and six-month period ended June 30, 1997, were higher than the same periods for 1996 primarily as a result of the acquisition of Crown Park in January 1997.

     Salaries and employee benefits rose $248,000, or 32.7%, from $759,000 for the second quarter of 1996 to $1,007,000 for the corresponding period of 1997, and increased $409,000, or 27.0%, from $1,517,000 for the six-month period ended June 30, 1996, to $1,926,000 for the corresponding period of 1997. Over 95% of the year-to-date increase was a result of the acquisitions of Coastal Banc - San Angelo (18%) in May 1996, and Crown Park (78%) in January 1997.

     Equipment expense increased from $161,000 for the second quarter of 1996 to $213,000 for the corresponding period in 1997, representing an increase of $52,000, or 32.3%. These expenses also increased $94,000, or 29.3%, from $321,000 for the first six months of 1996 to $415,000 for the first six months of 1997.
Approximately 68% of the year-to-date increase is a result of the acquisitions of Coastal Banc - San Angelo and Crown Park.

     Net occupancy expense increased $39,000, or 22.0%, from $177,000 for the second quarter of 1996 to $216,000 for the same period in 1997, and increased $66,000, or 19.1%, from $345,000 for the first six months of 1996 to $411,000 for the first six months of 1997. The year-to-date increase is due to the acquisition of Coastal Banc - San Angelo ($13,000 increase) and Crown Park ($61,000 increase).

     Stationery, printing and supplies expense increased $21,000, or 27.3%, from $77,000 for the second quarter of 1996 to $98,000 for the second quarter of 1997, and increased $44,000, or 31.4%, from $140,000 for the first six months of 1996 to $184,000 for the first six months of 1997. Approximately 77% of the year-to-date increase is due to the acquisitions noted above.

     Professional fees, which include legal and accounting fees, increased $10,000, or 12.2%, from $82,000 during the second quarter of 1996 to $92,000 during the second quarter of 1997, and increased $42,000, or 30.0%, from $140,000 during the first six months of 1996 to $182,000 for the corresponding period of 1997. The increases were due primarily to additional legal fees incurred by the Lubbock branch of the Bank relating to collections of loans which had been made by management of Crown Park.

     Goodwill amortization increased $49,000, or 612.5%, from $8,000 for the second quarter of 1996 to $57,000 for the second quarter of 1997, and increased $89,000, or 741.7%, from $12,000 for the first six months of 1996 to $101,000 for the first six months of 1997. Amortization expense of goodwill related to the acquisitions of Coastal Banc - San Angelo and Crown Park is $51,000 and $12,000, respectively, on a quarterly basis.

     Net costs (revenues) applicable to real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. Net revenues increased from $3,000 for the second quarter of 1996 to $45,000 for the corresponding period of 1997. The Company recorded net expenses of $2,000 for the first six months of 1996, compared to net revenues of $40,000 for the first six months of 1997. The larger amount of net revenues for 1997 resulted primarily from gains on the sale of two petroleum producing properties that were held by the Winters branch of the Bank.

     Other noninterest expense includes, among many other items, postage, advertising, data processing, insurance, directors' fees, dues and subscriptions, regulatory examinations, travel and entertainment, due from bank account charges and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses increased $122,000, or 39.6%, from $308,000 during the second quarter of 1996 to $430,000 during the second quarter of 1997, and increased $183,000, or 30.7%, from $596,000 for the first six months of 1996 to $779,000 for the first half of 1997. Approximately 85% of the year-to-date increase is due to the acquisitions of Coastal Banc - San Angelo and Crown Park.

Federal Income Taxes
--------------------

     The Company accrued $259,000 and $163,000 in federal income taxes in the second quarter of 1997 and 1996, respectively, and accrued $538,000 and $349,000 in federal income taxes for the first six months of 1997 and 1996, respectively.

Impact of Inflation
-------------------

     The effects of inflation on the local economies in which the various branches of the Bank operate and on the Company's operating results have been relatively modest for the past several years. Because substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate-sensitive assets and liabilities. See "Analysis of Financial Condition - Interest Rate Sensitivity" below.

ANALYSIS OF FINANCIAL CONDITION

Assets
------

     Total assets increased $59,798,000, or 29.0%, from $205,968,000 at December 31, 1996, to $265,766,000 at June 30,
1997, due to the acquisition of Crown Park, which had total assets of $60,420,000 at January 28, 1997, the date of acquisition.

Cash and Cash Equivalents
-------------------------

     The amount of cash and cash equivalents decreased $3,220,000, or 10.7%, from $29,958,000 at December 31, 1996, to $26,738,000 at
June 30, 1997, primarily due to an increase in loan volume during the first six months of 1997.

Securities
----------

     Securities increased $12,454,000, or 16.6%, from $75,152,000 at December 31, 1996, to $87,606,000 at June 30, 1997.  The
increase in 1997 is primarily due to the acquisition of Crown Park, which had $9,742,000 in securities at the date of acquisition.

     The board of directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically.
The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $37,058,000 are classified as available-for-sale and are carried at fair value at June 30, 1997. Securities totaling $50,548,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions. During the second quarter of 1997, the Company sold $193,000 of investments classified as available-for-sale. No gain or loss was recorded on the sale of such investments. During the first quarter of 1996, the Company sold investments in certain mutual funds obtained in the acquisition of Peoples National because they did not meet the Company's investment criteria. A loss of $12,000 was recorded on the sale of such investments. In addition, during the second quarter of 1996, the Company sold investments classified as held-to-maturity with a book value of $1,998,000 approximately 30 days prior to their scheduled maturity and recorded a $2,000 gain on such sale.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 1997, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $11,233,000, or 12.8% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                                       June 30, 1997       December 31, 1996
                                                       -----------------   -----------------
                                                        Amount      %       Amount      %
                                                       --------  ------    --------  ------
                                                               (Dollars in thousands)
Carrying value:
  U.S. Treasury securities                             $ 38,083   43.5%    $ 35,143   46.8%
  Obligations of other U.S. Government
    agencies and corporations                            37,698   43.0       29,928   39.8
  Mortgage-backed securities                             11,066   12.6        9,438   12.6
  Obligations of states and political subdivisions          175    0.2          200    0.2
  Other securities                                          584    0.7          443    0.6
                                                       --------  -----     --------  -----

Total carrying value of securities                     $ 87,606  100.0%    $ 75,152  100.0%
                                                       ========  =====     ========  =====

Total market value of securities                       $ 87,352            $ 75,062
                                                       ========            ========

     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at June 30, 1997. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion.


                                                                                     Estimated       Weighted
Type and Maturity Grouping                             Principal       Carrying         Fair         Average
     at June 30, 1997                                   Amount          Value          Value          Yield
--------------------------                             ---------      ---------      ---------      ---------
                                                                         (Dollars in thousands)
U.S. Treasury securities:
  Within one year                                      $  28,850      $  28,803      $  28,811        5.88%
  After one but within five years                          9,250          9,280          9,281        5.82
                                                       ---------      ---------      ---------       -----
     Total U.S. Treasury securities                       38,100         38,083         38,092        5.87
                                                       ---------      ---------      ---------      ------

Obligations of other U.S. Government
 agencies and corporations:
  Within one year                                              0              0              0          --
  After one but within five years                         35,600         35,675         35,365        6.40
  After five but within ten years                          2,000          2,023          1,982        5.83
                                                       ---------      ---------      ---------      ------
     Total obligations of U.S. Government
       agencies and corporations                          37,600         37,698         37,347        6.37
                                                       ---------      ---------      ---------      ------

Mortgage-backed securities                                10,989         11,066         11,148        6.44
                                                       ---------      ---------      ---------      ------

Obligations of states and political subdivisions:
  Within one year                                              0              0              0          --
  After one but within five years                              0              0              0          --
  After five but within ten years                            175            175            181        8.49
                                                       ---------      ---------      ---------      ------
     Total obligations of states and political
       subdivisions                                          175            175            181        8.49
                                                       ---------      ---------      ---------      ------

Other securities:
  Within one year                                              0              0              0          --
  After one but within five years                              0              0              0          --
  After five but within ten years                              0              0              0          --
  After ten years                                            584            584            584        3.97
                                                       ---------      ---------      ---------      ------
     Total other securities                                  584            584            584        3.97
                                                       ---------      ---------      ---------      ------

          Total securities                             $  87,448      $  87,606      $  87,352        6.15%
                                                       =========      =========      =========      ======


Loan Portfolio
--------------

     Total loans, net of unearned income, increased $45,386,000, or 49.3%, from $92,017,000 at December 31, 1996, to $137,403,000 at
June 30, 1997. The increase during the first half of 1997 was a result of the purchase of Crown Park, which had $41,688,000 in loans, net of unearned income, at January 28, 1997, the date of acquisition, and an increase in loan volume, particularly at the Bank's Lubbock and San Angelo branches.

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

     Due to diminished loan demand in most areas, the Bank's Odessa branch instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At June 30, 1997, the Company had approximately $48,732,000, net of unearned income, of this type of loan outstanding.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                          June 30,     December 31,
                                            1997           1996
                                        -----------    ------------
                                              (In thousands)
     Loans to individuals               $  65,227      $  43,927
     Real estate loans                     43,206         26,233
     Commercial and industrial loans       27,306         21,478
     Other loans                            3,711          2,626
                                        ---------      ---------
       Total loans                        139,450         94,264
     Less unearned income                   2,047          2,247
                                        ---------      ---------
         Loans, net of unearned income  $ 137,403      $  92,017
                                        =========      =========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at June 30, 1997, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 1997.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at June 30, 1997. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                                   One to     Over      Total
                                        One Year    Five      Five     Carrying
                                        and Less    Years     Years     Value
                                        --------- --------- --------- ---------
                                                     (In thousands)
     Real estate loans                  $  14,884 $  21,339 $   6,983 $  43,206
     Commercial and industrial loans        9,407    13,486     4,413    27,306
     Other loans                            1,278     1,833       600     3,711
                                        --------- --------- --------- ---------
        Total loans                     $  25,569 $  36,658 $  11,996 $  74,223
                                        ========= ========= ========= =========

     With fixed interest rates          $  14,644 $  24,118 $   5,144 $  43,906
     With variable interest rates          10,925    12,540     6,852    30,317
                                        --------- --------- --------- ---------
        Total loans                     $  25,569 $  36,658 $  11,996 $  74,223
                                        ========= ========= ========= =========


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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $1,328,000, or 0.97% of loans, net of unearned income, at June 30, 1997, compared to $793,000, or 0.86% of loans, net of unearned income, at December 31, 1996. The increase in the allowance and the percentage of the allowance to loans, net of unearned income, is partially due to the acquisition of Crown Park, which had a balance of $395,000, or 0.97% of loans, net of unearned income, in its allowance at the date of acquisition. In addition, the Company recorded $80,000 in net loan recoveries during the first half of 1997. Recoveries on five previously charged off loans, the largest of such recoveries being $108,000, accounted for $250,000, or 87.8%, of total recoveries during the first six months of 1997.

     Credit and loan decisions are made by management and the board of directors of the Bank in conformity with loan policies established by the board of directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $89,000 and $205,000 in loans during the second quarter and first six months of 1997, respectively. Recoveries during the second quarter and first six months of 1997 were $45,000 and $285,000, respectively.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and six-months period ended June 30, 1997 and 1996.

                                                                Quarter Ended    Six-month Period
                                                                   June 30,        Ended June 30,
                                                            ------------------- -------------------
                                                              1997      1996      1997      1996
                                                            --------  --------  --------  --------
                                                                    (Dollars in thousands)
     Analysis of allowance for possible loan losses:
     Balance, beginning of period                           $  1,312  $    894  $    793  $    759
       Acquisition of subsidiary bank                              0         0       395       149
       Provision for loan losses                                  60        71        60       121
                                                            --------  --------  --------  --------
                                                               1,372       965     1,248     1,029
                                                            --------  --------  --------  --------
     Loans charged off:
       Loans to individuals                                       87        64       164       110
       Real estate loans                                           2       100         2       100
       Commercial and industrial loans                             0        18        35        58
       Other loans                                                 0         0         4         0
                                                            --------  --------  --------  --------
          Total charge-offs                                       89       182       205       268
                                                            --------  --------  --------  --------
     Recoveries of loans previously charged off:
       Loans to individuals                                       19         8        32        16
       Real estate loans                                           2         0        35         0
       Commercial and industrial loans                            24         5       218        19
       Other loans                                                 0         0         0         0
                                                            --------  --------  --------  --------
          Total recoveries                                        45        13       285        35
                                                            --------  --------  --------  --------
               Net loans charge-offs (recoveries)                 44       169       (80)      233
                                                            --------  --------  --------  --------
     Balance, end of period                                 $  1,328  $    796  $  1,328  $    796
                                                            ========  ========  ========  ========

     Average loans outstanding, net of unearned income(1)   $135,521  $ 83,121  $126,841  $ 83,319
                                                            ========  ========  ========  ========
     Ratio of net loan charge-offs (recoveries) to average
       loans outstanding, net of unearned income
       (annualized)                                             0.13%     0.81%    (0.13)%    0.56%
                                                            ========  ========  ========  ========
     Ratio of allowance for possible loan losses to total
       loans, net of unearned income, at June 30                0.97%     0.94%     0.97%     0.94%
                                                            ========  ========  ========  ========

______________________________
(1)  Average loans, net of unearned income, include the average loans, net of unearned income, of Crown Park and Coastal Banc
     - San Angelo from January 28, 1997, and May 27, 1996, the
     respective dates of acquisition of such companies.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 1997, and December 31, 1996.

                                                  June 30, 1997                 December 31, 1996
                                             ----------------------------  ----------------------------
                                                             Percent of                    Percent of
                                                              Loans by                     Loans by
                                              Amount of      Category to    Amount of     Category to
                                              Allowance     Loans, Net of   Allowance     Loans, Net of
                                             Allocated to     Unearned     Allocated to     Unearned
                                               Category        Income        Category       Income
                                             ------------   -------------  ------------   -------------
                                                               (Dollars in thousands)
Loans to individuals                            $  508          46.0%         $  323          45.3%
Real estate loans                                   56          31.4             128          28.5
Commercial and industrial loans                    217          19.9              97          23.3
Other loans                                         34           2.7              43           2.9
                                                ------         -----          ------        ------
     Total allocated                               815         100.0%            591         100.0%
                                                               =====                         =====
Unallocated                                        513                           202
                                                ------                        ------
Total allowance for possible loan losses        $1,328                        $  793
                                                ======                        ======


Loan Review Process
-------------------

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off or have been involved in bankruptcy proceedings for more than 120 days and must be classified as such according to regulatory authorities and are awaiting formal approval of a plan of bankruptcy. At June 30, 1997, substandard loans totaled $1,294,000, of which $160,000 were loans designated as nonaccrual, 90 days past due or restructured; doubtful loans totaled $25,000, $10,000 of which were designated as nonaccrual; and loss loans totaled $5,000.

     In addition to the internally classified and nonperforming loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at

June 30, 1997, are current and paying in accordance with loan terms. At June 30, 1997, watch list loans totaled $1,515,000 (including $615,000 of loans guaranteed by U.S. governmental agencies). At such date, $42,000 of loans on the watch list, $38,000 of which were guaranteed, were designated as nonaccrual loans. In addition, at June 30, 1997, $97,000 of loans not classified and not on the watch list were designated as restructured loans. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and real estate and other repossessed assets at June 30, 1997, and December 31, 1996.

                                                               June 30,    December 31,
                                                                 1997          1996
                                                            -------------  ------------
                                                                    (In thousands)
     Nonaccrual loans                                       $         142  $         82
     Accruing loans contractually past due over 90 days                53            41
     Restructured loans                                               114            73
     Real estate and other repossessed assets                         754           389
                                                            -------------  ------------

       Total nonperforming assets                           $       1,063  $        585
                                                            =============  ============

     The increase in nonperforming assets during the first six months of 1997 is due to the acquisition of Crown Park, which had $80,000 in nonperforming loans and $456,000 in real estate and other repossessed assets at the date of acquisition. These increases have been partially offset primarily by sales of repossessed real estate during the first half of 1997.

     The gross interest income that would have been recorded during the second quarter and first six months of 1997 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $3,000 and $5,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the first six months of 1997.

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

Premises and Equipment
----------------------

     Premises and equipment increased $2,716,000, or 61.2%, during the first six months of 1997, from $4,437,000 at December 31, 1996, to $7,153,000 at June 30, 1997. The increase was due to the acquisition of Crown Park, which had $2,776,000 in net premises and equipment at the date of acquisition. This increase was partially offset by depreciation expense of $240,000 recorded on the Company's premises and equipment during the first six months of 1997.

Goodwill
--------

     Goodwill increased $2,385,000, or 249.2%, from $957,000 at
December 31, 1996, to $3,342,000 at June 30, 1997. This increase resulted from $2,486,000 in goodwill that was recorded as a result of the acquisition of Crown Park on January 28, 1997, which was partially offset by $101,000 of goodwill amortization expense recorded during the first six months of 1997. The goodwill recorded from all of the recent acquisitions made by the Company is being amortized over a period of 15 years.

Accrued Interest Receivable
---------------------------

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $517,000, or 32.3%, from $1,599,000 at December 31, 1996, to $2,116,000 at June 30, 1997. The increase was primarily a result of the acquisition of Crown Park, which, at the date of acquisition, had a total of $417,000 in accrued interest receivable. Of the total balance at June 30, 1997, $1,156,000, or 54.6%, was interest accrued on securities and $960,000, or 45.4%, was interest accrued on loans. The amounts of accrued interest receivable and percentages attributable to securities and loans at December 31, 1996, were $943,000, or 59.0%, and $656,000, or 41.0%, respectively.

Real Estate and Other Repossessed Assets
----------------------------------------

     Real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At June 30, 1997, and December 31, 1996, real estate and other repossessed assets had an aggregate book value of $754,000 and $389,000, respectively. Real estate and other repossessed assets increased $365,000, or 93.8%, during the first six months of 1997, due to the acquisition of Crown Park effective January 28, 1997. At the date of acquisition, Crown Park had a total of $456,000 in real estate and other repossessed assets. Of the June 30, 1997, balance, $391,000 represented three commercial properties, $192,000 represented nineteen (19) repossessed automobiles and $171,000 represented three residential properties.


Other Assets
------------

     The balance of other assets decreased $270,000, or 12.0%, to $1,982,000 at June 30, 1997, from $2,252,000 at December 31, 1996, primarily as a result of the utilization of a portion of the Company's net operating loss carryforwards. The most significant component of other assets at June 30, 1997, is a net deferred tax asset of $1,359,000.

Deposits
--------

     The Bank's lending and investing activities are funded almost entirely by core deposits, 49.2% of which are demand, savings and money market deposits at June 30, 1997. Total deposits increased $54,493,000, or 28.7%, from $189,575,000 at December 31, 1996, to
$244,068,000 at June 30, 1997. The increase is primarily due to the acquisition of Crown Park, which had total deposits of $53,604,000 at January 28, 1997. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters and six-month periods ended June 30, 1997 and 1996.


                                        Quarter Ended June 30,            Six-month Period Ended June 30,
                              -------------------------------------   --------------------------------------
                                     1997                1996                1997               1996
                              -----------------   -----------------   ------------------  ------------------
                               Average  Average    Average  Average    Average  Average    Average  Average
                              Amount(1)  Rate     Amount(1)  Rate     Amount(1)  Rate     Amount(1)  Rate
                              --------- -------   --------- -------   --------- --------  --------- -------
                                                 (Dollars in thousands)
Noninterest-bearing
  demand deposits             $  41,282    --%    $  29,798    --%    $  39,319    --%    $  30,185     --%
Interest-bearing demand,
  savings and money
  market deposits                77,147  2.68        57,324  2.33        74,526  2.66        56,172   2.33
Time deposits of less
  than $100,000                  86,947  5.30        62,453  5.31        84,777  5.29        59,848   5.41
Time deposits of
  $100,000 or more               37,257  5.48        27,009  5.39        35,780  5.47        26,527   5.41
                              --------- -----     --------- -----     --------- -----     --------- ------
     Total deposits           $ 242,633  3.59%    $ 176,584  3.46%    $ 234,402  3.59%    $ 172,732   3.46%
                              ========= =====     ========= =====     ========= =====     ========= ======


______________________________
(1)  The average amounts of deposits include the average deposits of Crown Park and Coastal Banc - San Angelo from January 28,
     1997, and May 27, 1996, the respective dates of acquisition of such companies.

     The maturity distribution of time deposits of $100,000 or more at June 30, 1997, is presented below.

                                                  At June 30, 1997
                                                  ----------------
                                                  (In thousands)
     3 months or less                               $  13,206
     Over 3 through 6 months                           11,004
     Over 6 through 12 months                          11,443
     Over 12 months                                     2,169
                                                     --------

        Total time deposits of $100,000 or more     $  37,822
                                                    =========

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At June 30, 1997, deposits of $100,000 or more represented approximately 14.2% of the Company's total assets, compared to 14.2% of total assets at December 31, 1996.

Accrued Interest Payable
------------------------

     Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $46,000, or 4.8%, from $951,000 at December 31, 1996, to $905,000 at June 30, 1997, despite the acquisition of Crown Park, which had $178,000 in accrued interest payable at the date of acquisition. This increase was offset by a decrease in accrued interest payable on certificates of deposit at the Bank's Abilene and Lubbock locations, which had a significant amount of time deposits of $100,000 or more that matured in the first six months of 1997.

Notes Payable
-------------

     The Company's notes payable increased $584,000, or 243.3%, from $240,000 at December 31, 1996, to $824,000 at June 30, 1997.
The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance a portion of the cost of acquiring Crown Park. The $800,000 of borrowings was reduced to $200,000 by March 31, 1997. The Bank also has a $500,000 note payable to one former stockholder of Crown Park, which originated as a result of that acquisition. These increases were partially offset by the payment of the second of three annual installments aggregating $117,000 on notes payable to one current and two former directors. See "Note 5: Notes Payable" to the Company's Consolidated Financial Statements.

Other Liabilities
-----------------

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $118,000, or 44.5%, from $265,000 at December 31, 1996, to $383,000 at June 30, 1997, primarily because of the acquisition of Crown Park, which had $301,000 in other liabilities at the date of acquisition, $200,000 of which represented a deferred tax liability that was offset against the Bank's deferred tax asset at the date of acquisition.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 47.6% at the 90-day interval, 49.0% at the 180-day interval and 50.8% at the 365-day interval at June 30, 1997. Currently, the Company is in a liability-sensitive position at the three intervals. During a slightly rising interest rate environment, as was the case during most of the first six months of 1997 when compared to the first six months of 1996, this position normally produces a lower net interest margin than in a falling interest rate environment. However, because the Company had $79,069,000 of interest-bearing demand, savings and money market deposits at June 30, 1997, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease in a rising interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 86.0% at June 30, 1997.
The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at June 30, 1997.

                                                                                      Volumes
                                                 Cumulative Volumes                  Subject to
                                             Subject to Repricing Within             Repricing
                                        ---------------------------------------        After
                                         90 Days       180 Days        365 Days       1 Year          Total
                                        ---------      ---------      ---------      ---------      ---------
Interest-earning assets:                                      (Dollars in thousands)
  Federal funds sold                    $  14,300      $  14,300      $  14,300      $       0      $  14,300
  Securities                                6,182         14,080         30,115         57,491         87,606
  Loans, net of unearned income            36,916         42,352         53,489         83,914        137,403
                                        ---------      ---------      ---------      ---------      ---------
     Total interest-earning assets         57,398         70,732         97,904        141,405        239,309
                                        ---------      ---------      ---------      ---------      ---------
Interest-bearing liabilities:
  Demand, savings and money market
   deposits                                79,069         79,069         79,069              0         79,069
  Time deposits                            40,906         64,695        112,993         10,898        123,891
  Notes payable                               702            703            818              6            824
                                        ---------      ---------      ---------      ---------      ---------
     Total interest-bearing liabilities   120,677        144,467        192,880         10,904        203,784
                                        ---------      ---------      ---------      ---------      ---------
Rate-sensitivity gap(1)                 $ (63,279)     $ (73,735)     $ (94,976)     $ 130,501      $  35,525
                                        =========      =========      =========      =========      =========

Rate-sensitivity ratio(2)                    47.6%          49.0%          50.8%
                                        =========      =========      =========

______________________________
(1)  Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2)  Rate-sensitive interest-earning assets divided by rate-
     sensitive interest-bearing liabilities.


Selected Financial Ratios
-------------------------

     The following table presents selected financial ratios
(annualized) for the quarters and six-month periods ended June 30, 1997 and 1996.

                                                    Quarter Ended     Six-month Period
                                                       June 30,         Ended June 30,
                                                  ------------------  -----------------
                                                  1997(1)   1996(1)   1997(1)   1996(1)
                                                  -------   -------   -------   -------
Net income to:
  Average assets                                    0.85%     0.66%     0.83%     0.72%
  Average interest-earning assets                   0.94      0.71      0.91      0.78
  Average stockholders' equity                     11.65      8.98     11.42      9.59
Dividend payout (2) to:
  Net income                                       17.33     17.45     15.96     12.80
  Average stockholders' equity                      2.02      1.57      1.82      1.23
Average stockholders' equity to:
  Average total assets                              7.30      7.32      7.24      7.48
  Average loans (3)                                14.24     16.93     14.57     16.95
  Average total deposits                            7.95      7.97      7.88      8.18
Average interest-earning assets to:
  Average total assets                             90.71     92.03     90.86     91.70
  Average total deposits                           98.79    100.22     98.88    100.16
  Average total liabilities                        97.86     99.30     97.96     99.11
Ratio to total average deposits of:
  Average loans (3)                                55.86     47.07     54.11     48.24
  Average noninterest-bearing deposits             17.01     16.87     16.77     17.48
  Average interest-bearing deposits                82.99     83.13     83.23     82.52
Total interest expense to total interest income    46.88     47.02     47.35     46.55
Efficiency ratio (4)                               69.72     73.88     69.45     72.32




_________________________
(1)  Average balance sheet and income statement items include the accounts of Crown Park and Coastal Banc - San Angelo from
     January 28, 1997, and May 27, 1996, their respective dates of acquisition.
(2)  Dividends on Common Stock only.
(3)  Before allowance for possible loan losses.
(4)  Calculated as a noninterest expense less amortization of intangibles and net expenses (revenues) related to real estate and other repossessed assets divided by the sum of net
     interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

LIQUIDITY

The Bank
--------

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $10,369,000 and $9,803,000 during the second quarter and first six months of 1997, respectively, and $6,858,000 and $7,225,000 during the second quarter and first six months of 1996, respectively. These amounts comprised 3.9% and 3.8% of average total assets during the second quarter and first six months of 1997, respectively, and 3.6% and 3.8% of average total assets during the second quarter and first six months of 1996, respectively. The average level of securities and federal funds sold was $104,169,000 and $104,947,000 during the second quarter and first six months of 1997, respectively, and $93,844,000 and $89,685,000 during the second quarter and first six months of 1996, respectively. The increases from 1996 to 1997 were due to the acquisitions of Coastal Banc - San Angelo on May 27, 1996, and Crown Park on January 28, 1997.

     The Bank sold $193,000 of securities classified as available-for-sale during the second quarter of 1997. The Bank sold $30,000 and $2,028,000 of securities during the quarter and six-month period ended June 30, 1996, respectively. At June 30, 1997, $28,803,000, or 32.9%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $44,955,000, or 51.3%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial lending activities are concentrated in loans with maturities of less than five years and with adjustable interest rates, while their installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At June 30, 1997, approximately $53,489,000, or 38.9%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $44,961,000, or 60.6%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the second quarter and first six months of 1997, the Company's average deposits were $242,633,000, or 91.8% of average total assets, and $234,402,000, or 91.9% of average total assets, respectively, compared to $176,584,000, or 91.8% of average total assets, and $172,732,000, or 91.6% of average total assets, during the second quarter and first six months of 1996, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

     The level of nonperforming assets has squeezed interest margins and has resulted in noninterest expenses from net operating costs and write-downs associated with nonperforming assets, although the level of such nonperforming assets has generally been decreasing over the past several years. In order to improve liquidity, the Bank has implemented various cost-cutting and revenue-generating measures and extended efforts to reduce nonperforming assets.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the second quarter and first six months of 1997 totaled $300,000 and $500,000, respectively; in turn, Independent Financial paid dividends to the Company totaling $300,000 and $500,000 during the same time periods, respectively. Dividends paid by the Bank to Independent Financial during the second quarter and first six months of 1996 were $150,000 and $375,000, respectively; in turn, Independent Financial paid dividends to the Company totaling $150,000 and $375,000 during the same time periods of 1996, respectively. At June 30, 1997, there were approximately $2,078,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 50% and 5%, respectively, of the Company's cash flow from the Bank during the second quarter of 1997. These percentages were 52% and 6%, respectively, for the first six months of 1997. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs a loss, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $347,000 and $691,000 were paid by the Bank to the Company during the second quarter and first six months of 1997, respectively, compared to a total of $222,000 and $442,000 during the second quarter and the first six months of 1996.

     From January 1, 1989, through December 31, 1995, the Company collected federal income taxes from the Bank based on an effective tax rate of approximately 34% and paid taxes to the federal government at the rate of approximately 2% as a result of the utilization of the Company's net operating loss carryforwards for both regular tax and alternative minimum tax purposes. At December 31, 1995, the Company's net operating loss carryforwards for alternative minimum tax purposes had been fully utilized. As a result, the Company began paying federal income taxes at the effective tax rate of approximately 20% during the first quarter of 1996. The Company still has net operating carryforwards available for regular federal income tax purposes.

     The Bank pays management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $34,000 and $76,000 in management fees to the Company in the second quarter and first six months of 1997, respectively, compared to $41,000 and $84,000 paid by the Bank during the second quarter and first six months of 1996, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

     The Company has a Note payable to the Amarillo Bank noted above. This Note had an outstanding principal balance of $200,000 at June 30, 1997. The Note had a maturity of April 23, 1997. On April 23, 1997, the maturity date was extended to July 23, 1997.
On July 23, 1997, the Note was placed on a one-year maturity with payments of $50,000 principal plus interest to be made quarterly beginning October 23, 1997. The Note bears interest at the Amarillo Bank's floating base rate plus 1/2% (9.00% at June 30, 1997) and is collateralized by 100% of the stock of the Bank. The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,200,000 or greater. The loan agreement also requires the Company and the Bank to meet certain financial ratios, all of which were met at June 30, 1997, and December 31, 1996.

     The Bank also has a $500,000 note payable to one former stockholder of Crown Park, which originated as a result of that acquisition. The note is payable in five equal annual principal payments of $100,000 on January 28 of each year. Interest is payable quarterly at the 26-week Treasury Bill rate plus 2% (7.45% at June 30, 1997), adjustable quarterly. The note is unsecured and may be repaid with no penalty in whole or in part at any time by the Bank.

     In addition, at June 30, 1997, the Company had notes payable to one current and two former directors of the Company aggregating $114,000. These notes had an original face amount of $350,000 but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first two annual installment of $117,000 were made on March 1, 1996, and 1997, respectively. The notes represent a portion of the final settlement of certain litigation.

CAPITAL RESOURCES

     At June 30, 1997, stockholders' equity totaled $19,586,000, or 7.4% of total assets, compared to $14,937,000, or 7.3% of total assets, at December 31, 1996.

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

     Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banks to have a minimum leverage ratio of 3% and to be designated as well-capitalized, the bank must have a leverage ratio of 6%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at June 30, 1997.



     The Company                                                           June 30, 1997
     -----------                                                      ---------------------
                                                                      (Dollars in thousands)
     Tier 1 capital:
       Common stockholders' equity, excluding unrealized gain on
         available-for-sale securities                                     $  19,299
       Preferred stockholders' equity (1)                                        262
       Goodwill                                                               (3,342)
                                                                           ---------
          Total Tier 1 capital                                                16,219
                                                                           ---------

     Tier 2 capital:
       Allowance for possible loan losses (2)                                  1,328
                                                                           ---------
          Total Tier 2 capital                                                 1,328
                                                                           ---------
               Total capital                                               $  17,547
                                                                           =========

     Risk-weighted assets                                                  $ 145,714
                                                                           =========

     Adjusted quarterly average assets                                     $ 260,869
                                                                           =========

                                             Regulatory     Well-capitalized    Actual Ratios at
The Company                                   Minimum           Minimum           June 30, 1997
-----------                                  ----------     ----------------    ----------------
Tier 1 capital to risk-weighted assets ratio    4.00%            8.00%             11.13%
Total capital to risk-weighted assets ratio     8.00            10.00              12.04
Leverage ratio                                  3.00             6.00               6.22

The Bank
--------

Tier 1 capital to risk-weighted assets ratio    4.00%            8.00%             10.22%
Total capital to risk-weighted assets ratio     8.00            10.00              11.13
Leverage ratio                                  3.00             6.00               5.76

___________________________
(1)  Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at June 30, 1997.

     The Company's ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Board of Governors of the Federal Reserve System.

     The Bank has filed an application with the Office of the Comptroller of the Currency (the "OCC") for approval to open four branches in supermarket locations, two in Abilene and two in Odessa. The Bank anticipates OCC approval of the application late in the third quarter and expects to open two branches in the fourth quarter of 1997 and two branches in mid 1998. The Company believes that the costs of establishment and growth of the branches may have a negative impact on net income in the last three months of 1997 and in 1998 and, to a lesser extent, in 1999.

     The payment of dividends on the Common Stock and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") is determined by the Company's board of directors in light of circumstances and conditions then existing, including the earnings of the Company and the Bank, funding requirements and financial condition, applicable loan covenants and applicable laws and regulations. The Company's ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines and by the terms of its loan agreement with the Amarillo Bank. Holders of the Series C Preferred Stock are entitled to receive, if, as and when declared by the Company's board of directors, out of funds legally available therefor, quarterly cumulative cash dividends at the annual rate of 10%. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends on common stock unless such bank holding company can pay such dividends from current earnings. The Federal Reserve Board has asserted that this policy is also applicable to payment of dividends on preferred stock. Such an interpretation may limit the ability of the Company to pay dividends on the Series C Preferred Stock.

     The Company began paying quarterly cash dividends of $0.03 per share on the Common Stock during the second quarter of 1994. The
Company increased its quarterly cash dividend to $0.05 per share on the Common Stock during the second quarter of 1996.

     The Company paid a five-for-four stock split, effected in the form of a 25% stock dividend, on the Common Stock on May 30, 1997. At its meeting on July 16, 1997, the Board of Directors approved the payment of the regular quarterly cash dividend of $0.05 per share on August 29, 1997, to holders of shares of the Company's Common Stock on August 15, 1997.

     Subsequent to June 30, 1997, holders of a total of 490 shares of the Company's Series C Preferred Stock converted such shares into 11,254 shares of Common Stock. As of the date of filing of this report, the Company had 5,748 shares of Series C Preferred Stock and 1,957,254 shares of Common Stock issued and outstanding.

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







Date:  August 14, 1997        Independent Bankshares, Inc.
                              (Registrant)



                              By:  /s/ Randal N. Crosswhite
                                   ---------------------------------
                                   Randal N. Crosswhite
                                   Senior Vice President and
                                   Chief Financial Officer