Form 10-Q
period 1997-09-30
INDEPENDENT BANKSHARES INC
filed 1997-11-14
CIK 318870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 1997

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock at September 30, 1997.

         Class:  Common Stock, par value $0.25 per share
      Outstanding at September 30, 1997:  1,958,158 shares

                             PART I

                      FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                  CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                          (Unaudited)


                                                                  September 30,       December 31,
ASSETS                                                                1997                 1996
------                                                            ------------        ------------
Cash and Cash Equivalents:
 Cash and Due from Banks                                          $ 12,594,000        $ 11,458,000
 Federal Funds Sold                                                 13,225,000          18,500,000
                                                                  ------------        ------------
   Total Cash and Cash Equivalents                                  25,819,000          29,958,000
                                                                  ------------        ------------

Securities:
 Available-for-sale                                                 31,353,000          27,771,000
 Held-to-maturity--Market Value of $50,482,000 for
  September 30, 1997, and $47,291,000 for December 31, 1996         50,478,000          47,381,000
                                                                  ------------        ------------
   Total Securities                                                 81,831,000          75,152,000
                                                                  ------------        ------------

Loans:
 Total Loans                                                       142,509,000          94,264,000
 Less:
  Unearned Income on Installment Loans                               1,792,000           2,247,000
  Allowance for Possible Loan Losses                                 1,290,000             793,000
                                                                  ------------        ------------
   Net Loans                                                       139,427,000          91,224,000
                                                                  ------------        ------------

Premises and Equipment                                               7,136,000           4,437,000
Goodwill                                                             3,217,000             957,000
Accrued Interest Receivable                                          2,245,000           1,599,000
Real Estate and Other Repossessed Assets                               838,000             389,000
Other Assets                                                         2,040,000           2,252,000
                                                                  ------------        ------------

      Total Assets                                                $262,553,000        $205,968,000
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
 Noninterest-bearing Demand Deposits                              $ 41,523,000        $ 32,240,000
 Interest-bearing Demand Deposits                                   76,479,000          58,676,000
 Interest-bearing Time Deposits                                    122,277,000          98,659,000
                                                                  ------------        ------------
   Total Deposits                                                  240,279,000         189,575,000

Accrued Interest Payable                                               901,000             951,000
Notes Payable                                                          823,000             240,000
Other Liabilities                                                      499,000             265,000
                                                                  ------------        ------------
     Total Liabilities                                             242,502,000         191,031,000
                                                                  ------------        ------------

Stockholders' Equity:
Series C Preferred Stock                                                57,000             135,000
Common Stock                                                           490,000             276,000
Additional Paid-in Capital                                          13,848,000           9,891,000
Retained Earnings                                                    5,817,000           4,610,000
Unrealized Gain on Available-for-sale Securities                        38,000              25,000
Unearned ESOP Shares                                                  (199,000)                  0
                                                                  ------------        ------------
     Total Stockholders' Equity                                     20,051,000          14,937,000
                                                                  ------------        ------------

      Total Liabilities and Stockholders' Equity                  $262,553,000        $205,968,000
                                                                  ============        =============



  See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
                  CONSOLIDATED INCOME STATEMENTS
QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                           (Unaudited)


                                                                                    Nine-month Period
                                                  Quarter Ended September 30,      Ended September  30,
                                                  ---------------------------   -------------------------
                                                     1997            1996          1997           1996
                                                  ----------     ------------   ----------     ----------
Interest Income:
 Interest and Fees on Loans                       $ 3,166,000    $ 2,008,000    $ 8,999,000    $ 5,894,000
 Interest on Securities                             1,308,000      1,247,000      4,007,000      3,341,000
 Interest on Federal Funds Sold                       204,000        247,000        646,000        774,000
                                                  -----------    -----------    -----------    -----------
  Total Interest Income                             4,678,000      3,502,000     13,652,000     10,009,000
                                                  -----------    -----------    ------------   -----------
Interest Expense:
 Interest on Deposits                               2,188,000      1,679,000      6,401,000      4,671,000
 Interest on Notes Payable                             16,000         14,000         52,000         51,000
                                                  -----------    -----------    -----------    -----------
  Total Interest Expense                            2,204,000      1,693,000      6,453,000      4,722,000
                                                  -----------    -----------    -----------    -----------

   Net Interest Income                              2,474,000      1,809,000      7,199,000      5,287,000
 Provision for Loan Losses                            150,000         40,000        210,000        161,000
                                                  -----------    -----------    -----------    -----------
     Net Interest Income After
       Provision for Loan Losses                    2,324,000      1,769,000      6,989,000      5,126,000
                                                  -----------    -----------    -----------    -----------

Noninterest Income:
 Service Charges                                      417,000        335,000      1,156,000        929,000
 Trust Fees                                            51,000         48,000        145,000        144,000
 Other Income                                          24,000         19,000         77,000         71,000
                                                  -----------    -----------    -----------    -----------
  Total Noninterest Income                            492,000        402,000      1,378,000      1,144,000
                                                  -----------    -----------    -----------    -----------

Noninterest Expenses:
 Salaries and Employee Benefits                     1,011,000        777,000      2,936,000      2,294,000
 Net Occupancy Expense                                226,000        195,000        638,000        540,000
 Equipment Expense                                    211,000        171,000        627,000        492,000
 Stationery, Printing and Supplies Expense            114,000         71,000        298,000        211,000
 Professional Fees                                     82,000         64,000        264,000        204,000
 Goodwill Amortization                                 59,000         17,000        160,000         29,000
 Net Cost (Revenues) Applicable to Real
   Estate and Other Repossessed Assets                 22,000        (18,000)       (19,000)       (16,000)
 Other Expenses                                       393,000        336,000      1,172,000        932,000
                                                  -----------    -----------    -----------    -----------
  Total Noninterest Expenses                        2,118,000      1,613,000      6,076,000      4,686,000
                                                  -----------    -----------    -----------    -----------

     Income Before Federal Income Taxes               698,000        558,000      2,291,000      1,584,000
 Federal Income Taxes                                 148,000        189,000        686,000        538,000
                                                  -----------    -----------    -----------    -----------

     Net Income                                   $   550,000    $   369,000    $ 1,605,000    $ 1,046,000
                                                  ===========    ===========    ===========    ===========

Preferred Stock Dividends                         $     7,000    $    14,000    $    35,000    $    48,000
                                                  ===========    ===========    ===========    ===========

Net Income Available to Common Stockholders       $   543,000    $   355,000    $ 1,570,000    $   998,000
                                                  ===========    ===========    ===========    ===========

Primary Earnings per Common Share
  Available to Common Stockholders                $      0.27    $      0.26    $      0.86    $      0.74
                                                  ===========    ===========    ===========    ===========

Fully Diluted Earnings Per Common Share
  Available to Common Stockholders                $      0.26    $      0.22    $      0.79    $      0.62
                                                  ===========    ===========    ===========    ===========



  See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                           (Unaudited)

                                                                                          1997            1996
                                                                                      ------------    ------------
Cash Flows from Operating Activities:
 Net Income                                                                           $  1,605,000    $  1,046,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
 Deferred Federal Income Tax Expense                                                       346,000         222,000
 Depreciation and Amortization                                                             534,000         299,000
 Provision for Loan Losses                                                                 210,000         161,000
 Loss on Sale of Available-for-sale Securities                                                   0          12,000
 Gain on Sale of Held-to-maturity Securities                                                     0          (2,000)
 Gains on Sale of Real Estate and Other Repossessed Assets                                 (64,000)        (42,000)
 Writedown of Real Estate and Other Repossessed Assets                                       2,000          19,000
 Increase in Accrued Interest Receivable                                                  (229,000)       (119,000)
 Decrease in Other Assets                                                                  470,000         213,000
 Decrease in Accrued Interest Payable                                                     (228,000)       (121,000)
 Increase (Decrease) in Other Liabilities                                                  (77,000)        224,000
                                                                                      ------------    ------------
   Net Cash Provided by Operating Activities                                             2,569,000       1,912,000
                                                                                      ------------    ------------
Cash Flows from Investing Activities:
 Proceeds from Maturities of Available-for-sale Securities                               6,939,000       3,572,000
 Proceeds from Maturities of Held-to-maturity Securities                                11,024,000      16,741,000
 Proceeds from Sale of Available-for-sale Securities                                       193,000          30,000
 Proceeds from Sale of Held-to-maturity Securities                                               0       2,000,000
 Purchases of Available-for-sale Securities                                             (6,037,000)    (20,594,000)
 Purchases of Held-to-maturity Securities                                               (9,055,000)    (28,664,000)
 Net Increase in Loans                                                                  (9,054,000)     (4,363,000)
 Additions to Premises and Equipment                                                      (296,000)       (709,000)
 Proceeds from Sales of Premises and Equipment                                                   0          94,000
 Proceeds from Sales of Real Estate and Other Repossessed Assets                         1,022,000         655,000
 Cash and Cash Equivalents Held by Peoples National Bank, Winters,
   Texas on January 1, 1996 (Date of Acquisition), in Excess of Cash
   Paid for Purchase of Peoples National Bank                                                    0         584,000
 Cash and Cash Equivalents Held by Coastal Banc ssb, San Angelo,
   Texas, on May 27, 1996 (Date of Acquisition), in Excess of Cash
   Paid for Coastal Banc ssb, San Angelo                                                         0      13,619,000
 Cash Paid for Purchase of Crown Park Bancshares, Inc., Lubbock, Texas,
   in Excess of Cash and Cash Equivalents Held by Crown Park Bancshares on
   January 28, 1997 (Date of Acquisition)                                                 (736,000)              0
                                                                                      ------------    ------------
   Net Cash Used in Investing Activities                                                (6,000,000)    (17,035,000)
                                                                                      ------------    ------------
Cash Flows from Financing Activities:
 Increase (Decrease) in Deposits                                                        (2,900,000)      2,917,000
 Proceeds from Notes Payable                                                             1,300,000               0
 Repayment of Notes Payable                                                             (2,806,000)       (276,000)
 Net Proceeds from Issuance of Equity Securities                                         4,004,000               0
 Payment of Cash Dividends                                                                (301,000)       (190,000)
 Payment for Fractional Shares in Stock Dividend                                            (5,000)              0
                                                                                      ------------    ------------
   Net Cash Provided by (Used in) Financing Activities                                    (708,000)      2,451,000
                                                                                      ------------    ------------
Net Decrease in Cash and Cash Equivalents                                               (4,139,000)    (12,672,000)
Cash and Cash Equivalents at Beginning of Period                                        29,958,000      34,759,000
                                                                                      ------------    ------------
Cash and Cash Equivalents at End of Period                                            $ 25,819,000    $ 22,087,000
                                                                                      ============    ============

Cash Paid During the Period for:
  Interest                                                                            $  6,681,000    $  4,760,000
  Federal Income Taxes                                                                     550,000         298,000
Noncash Investing Activities:
  Additions to Real Estate and Other Repossessed Assets Through Foreclosures          $  1,050,000    $    619,000
  Sales of Real Estate and Other Repossessed Assets Financed with Loans                     97,000         107,000
  Increase (Decrease) in Unrealized Gain/Loss on Available-for-sale Securities,
    Net of Tax                                                                              13,000         (91,000)


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

     In March 1997, the FASB issued Statement of Financial
Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing earnings per share previously found in Accounting
Principles Board Opinion No. 15, "Earnings per Share," and makes them comparable to international earnings per share accounting standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. Had FAS 128 been adopted on December 31, 1995, basic earnings per share would have been $0.28 and $0.87 for the quarter and nine-month period ended September
30, 1997, respectively, and $0.26 and $0.74 for the quarter and nine-month period ended September 30, 1996, respectively.
Diluted earnings per share would have been $0.26 and $0.79 for the quarter and nine-month period ended September 30, 1997, and $0.22 and $0.62 for the quarter and nine-month period ended
September 30, 1996, respectively. These earnings per share amounts have been adjusted for the five-for-four stock split, effected in the form of a 25% stock dividend, paid to stockholders on May 30, 1997.

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

     In June 1997, the FASB issued Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income"
("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     Management believes that the adoption of these pronouncements will not have a material impact on the financial statements of the Company.


(3)  Quasi-reorganization

     In connection with the restructuring of its indebtedness to a financial institution in Dallas, Texas, the Company effected a quasi-reorganization as of December 31, 1989. A quasi-reorganization is an elective accounting procedure under Generally Accepted Accounting Principles ("GAAP") in which assets and liabilities of the Company were restated to fair value and the Company's accumulated deficit was reduced to zero. Under GAAP, utilization of any of the Company's net operating loss carryforwards subsequent to the quasi-reorganization date will not be credited to future income. For periods subsequent to December 31, 1994, the tax effect of the utilization of the Company's net operating loss carryforwards have been and will be credited against the Company's gross deferred tax asset.
The reduction in the Company's deferred tax asset during the first nine months of 1997 and 1996 totaled $346,000 and $222,000, respectively.

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

        The following pro forma financial information combines the historical results of the Company as if the Crown Park acquisition had occurred as of the beginning of each period presented:

                                                                         Nine-month Period
                                         Quarter Ended September 30,    Ended September 30,
                                        ---------------------------    ---------------------
                                            1997           1996           1997       1996
                                        -----------    -----------     ----------  ---------
                                             (In thousands, except per share amounts)
     Net interest income                $    2,474     $     2,422     $   7,370   $  7,138
     Net income                                550             477         1,429      1,388
     Primary earnings per share               0.27            0.26          0.77       0.77
     Fully diluted earnings per share         0.26            0.23          0.70       0.66


     The pro forma amounts for net income and primary and fully diluted earnings per share for the nine-month period ended September 30, 1997, are less than the amounts reported herein as a result of certain adjustments recorded by Crown Park prior to the acquisition.

(5)  Notes Payable

     The Company has a note payable (the "Note") to the Amarillo Bank noted above. This Note had an outstanding principal balance of $200,000 at September 30, 1997. The Note has a one-year maturity with payments of $50,000 principal plus interest to be made quarterly beginning October 23, 1997. The Note bears interest at the Amarillo Bank's floating base rate plus 1/2% (9.00% at September 30, 1997) and is collateralized by 100% of the stock of the Bank. The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,200,000 or greater. The loan agreement also requires the Company and the Bank to meet certain financial ratios, all of which were met at September 30, 1997, and December 31, 1996. The balance of the Note was reduced to $150,000 on October 23, 1997.

     The Bank also had a $500,000 note payable to one former stockholder of Crown Park, which originated as a result of that acquisition. The note was payable in five equal annual principal payments of $100,000 on January 28 of each year. Interest was payable quarterly at the 26-week Treasury Bill rate plus 2% (7.15% at September 30, 1997), adjustable quarterly. The note was unsecured and was able to be repaid with no penalty in whole or in part at any time by the Bank. The note was paid off on October 9, 1997.

     In addition, at September 30, 1997, the Company had notes payable to one current and two former directors of the Company aggregating $114,000. These notes had an original face amount of $350,000 but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first two annual installments of $117,000 were made on March 1, 1996 and 1997, respectively. The notes represent a portion of the final settlement of certain litigation.

(6)  Federal Income Taxes

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which required companies to adopt the liability method for computing income taxes. As a result of the acquisition of Peoples National Bank, Winters, Texas ("Peoples National") in 1996, the Company increased its gross deferred tax asset and related valuation allowance by $162,000. The Company decreased the valuation allowance relating to Peoples National and The Winters State Bank, Winters, Texas ("Winters State"), which was acquired in 1993, by $112,000 during the third quarter of 1997 based on the Company's trend of positive operating results. The Company may reduce or increase its valuation allowance depending on changes in the expectation of future earnings and other circumstances. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(7)  Earnings Per Share

     Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding preferred stock is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the earnings per share calculations. The Series C Cumulative Convertible Preferred Stock(the "Series C Preferred Stock") issued in December 1990 was determined not to be a common stock equivalent and, therefore, is not used to calculate primary earnings per common share. In computing fully diluted earnings per common share for the quarters and nine-month periods ended September 30, 1997 and 1996, the conversion of the Series C Preferred Stock was assumed, as the effect is dilutive. The weighted average common shares outstanding used in computing primary earnings per common share for the quarters ended September 30, 1997 and 1996, was 1,947,000 and 1,388,000 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the quarters ended September 30, 1997 and 1996, was 2,080,000 and 1,698,000 shares, respectively.
The weighted average common shares outstanding used in computing primary earnings per common share for the first nine months of 1997 and 1996 was 1,817,000 and 1,354,000 shares, respectively.
The weighted
average common shares outstanding used in computing fully diluted earnings per common share for the first nine months of 1997 and 1996 was 2,036,000 and 1,997,000 shares, respectively. The number of weighted average common shares outstanding have been adjusted for the five-for-four stock split, effected in the form of a 25% stock dividend, paid to stockholders on May 30, 1997.

(8)  Unearned ESOP Shares

     The Company's Employee Stock Ownership/401(k) Plan (the "ESOP") purchased 18,750 shares, adjusted for the five-for-four stock dividend, effected in the form of a 25% stock dividend, paid to stockholders on May 30, 1997, of the Company's common stock (the "Common Stock") in the Offering for $213,750. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $3,500, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1% (9.50% at September 30, 1997). The note is collateralized by the stock purchased in the Offering.

     As a result of the lending arrangement between the Company and the ESOP, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At September 30, 1997, a total of $199,000, or 17,461 shares, are considered to be unearned.

(9)  Subsequent Events

     Subsequent to September 30, 1997, holders of a total of 128 shares of the Company's Series C Preferred Stock converted such shares into 2,940 shares of Common Stock. As of the date of filing of this report, the Company had 5,590 shares of Series C Preferred Stock and 1,961,097 shares of Common Stock issued and outstanding.

     The Bank has received regulatory approval to open four additional full-service branches, two in Abilene and two in Odessa, to be located in Albertson's supermarkets. One branch in Abilene and one branch in Odessa opened during the last two weeks in October 1997. The remaining two branches are scheduled to open in the first half of 1998. The Company believes that the costs of establishment and growth of the branches may have a negative impact on net income in the last three months of 1997 and in 1998 and, to a lesser extent, 1999.

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

THE COMPANY

     The Company is a bank holding company that, at September 30, 1997, owned 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas (the "Bank"). At September 30, 1997, the Bank operated full-service banking locations in the West Texas cities of Abilene (two locations), Lubbock, Odessa (two locations), San Angelo, Stamford and Winters. The Bank acquired its two branches in Stamford and Winters when two of the Company's former subsidiary banks, The First National Bank in Stamford, Stamford, Texas ("First National"), and The Winters State Bank, Winters, Texas ("Winters State"), were merged into the Bank, effective November 1, 1994.

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

     As noted in "Note 4: Acquisition of Subsidiary Bank," the Bank acquired Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), on January 28, 1997. Western National was merged with and into and became a branch of the Bank.

     As noted in "Note 9: Subsequent Events," in October 1997 the Bank opened two additional full-service branches, one in Abilene and one in Odessa, located in Albertson's supermarkets, which brings the Bank's total number of full-service banking locations to ten.

RESULTS OF OPERATIONS

General
-------

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at September 30, 1997, and December 31, 1996, and results of operations for each of the quarters and nine-month periods ended September 30, 1997 and 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income
----------

     Net income for the quarter ended September 30, 1997, amounted to $550,000 ($0.27 primary earnings per common share) compared to net income of $369,000 ($0.26 primary earnings per common share) for the quarter ended

September 30, 1996. Net income for the nine-month period ended September 30, 1997, was $1,605,000 ($0.86 primary earnings per common share) compared to net income of $1,046,000 ($0.74 primary earnings per common share) for the nine-month period ended September 30, 1996. These earnings per share amounts have been adjusted for the five-for-four stock split, effected in the form of a 25% stock dividend, paid to stockholders on May 30, 1997.

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

     Net interest income amounted to $2,474,000 for the third quarter of 1997, an increase of $665,000, or 36.8%, from the third quarter of 1996. Net interest income for the third quarter of 1996 was $1,809,000. Net interest income for the first nine months of 1997 was $7,199,000, an increase of $1,912,000, or
36.2%, from net interest income of $5,287,000 for the first nine months of 1996. The increase in 1997 was primarily due to the acquisition of Crown Park effective January 28, 1997. The net interest margin on a fully taxable-equivalent basis, was 4.16% and 4.11% for the third quarter and first nine months of 1997, respectively, compared to 3.88% and 3.97% for the third quarter and first nine months of 1996, respectively. The primary reason for the increases in the net interest margin during 1997 is the acquisition of Crown Park in January 1997, which had a higher loan-to-deposit ratio than the Bank, and the acquisition of Coastal Banc - San Angelo in May 1996, which had $14,895,000 in deposits and only $155,000 in loans at the date of acquisition. As a result of the Coastal Banc - San Angelo acquisition, a significant amount of the increased funds were invested in investment securities and federal funds sold, which yield a lower rate of interest than loans and, therefore, had a negative impact on the Company's net interest margin during 1996.

     At September 30, 1997, approximately $30,799,000, or 21.9%, of the Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. This amount represents 39.7% of the Company's loans, excluding loans to individuals which are almost exclusively fixed rate in nature. Average rates paid for various types of deposits, particularly certificates of deposit, remained relatively stable for the first nine months of 1997, when compared to the first nine months of 1996. For example, the average rate paid by the Company for certificates of deposit of $100,000 or more increased slightly from 5.43% for the first nine months of 1996 to 5.49% for the first nine months of 1997. The average rate paid for certificates of deposit less than $100,000 decreased from 5.39% during the first nine months of 1996 to 5.33% during the first nine months of 1997. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, increased from an average of 2.38% during the first nine months of 1996 to an average of 2.67% during the first nine months of 1997. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets in the very short-term, an overall rising interest rate environment would normally produce a lower net interest margin than a falling interest rate environment. As noted under "Analysis of Financial Condition - Interest Rate Sensitivity" below, because the Company's interest-bearing demand, savings and money market deposits are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease significantly in an overall rising interest rate environment.

     The following table presents the average balance sheets of the Company for the quarters and nine-month periods ended September 30, 1997 and 1996, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category.
This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                                            Quarter Ended September 30,
                                              ---------------------------------------------------------------
                                                         1997                            1996
                                              ----------------------------       ----------------------------
                                                          Interest                           Interest
                                               Average    Income/   Yield/        Average   Income/   Yield/
                                               Balance    Expense    Rate         Balance   Expense    Rate
                                              ---------  --------   ------       ---------  --------  ------
ASSETS(1)
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (2)           $ 138,159  $   3,166   9.17%       $  86,000  $   2,008   9.34%
  Securities (3)                                 85,431      1,310   6.13           82,301      1,247   6.06
  Federal funds sold                             14,557        204   5.61           18,261        247   5.41
                                              ---------  ---------  ------      ----------  ---------  ------
     Total interest-earning assets              238,147      4,680   7.86          186,562      3,502   7.51
                                              ---------  ---------  ------      ----------  ---------  ------

Noninterest-earning assets:
  Cash and due from banks                        11,344                              6,930
  Premises and equipment                          7,150                              4,525
  Goodwill                                        3,311                                982
  Accrued interest receivable
   and other assets                               4,930                              4,519
  Allowance for possible loan losses             (1,232)                              (787)
                                              ---------                         ----------
     Total noninterest-earning assets            25,503                             16,169
                                              ---------                         ----------
       Total assets                           $ 263,650                         $  202,731
                                              =========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
     market deposits                          $  77,794  $     522    2.68%     $   59,097  $     368   2.49%
  Time deposits                                 122,419      1,666    5.44          97,574      1,311   5.37
                                              ---------  ---------   ------     ----------  ---------  ------
    Total interest-bearing deposits             200,213      2,188    4.37         156,671      1,679   4.29
  Notes payable                                     823         16    7.78             584         14   9.59
                                              ---------   --------   ------     ----------  ---------  ------
    Total interest-bearing liabilities          201,036      2,204    4.38         157,255      1,693   4.31
                                              ---------   --------   ------     ----------  ---------  ------

Noninterest-bearing liabilities:
  Demand deposits                               40,954                              29,883
  Accrued interest payable and
   other liabilities                             1,784                               1,165
                                             ---------                          ----------
    Total noninterest-bearing liabilities       42,738                              31,048
                                             ---------                          ----------
     Total liabilities                         243,774                             188,303

Stockholders' equity                            19,876                              14,428
                                             ---------                          ----------
       Total liabilities and
         stockholders' equity                $ 263,650                          $  202,731
                                             =========                          ==========

Net interest income                                     $    2,476                          $   1,809
                                                        ==========                          =========
Interest rate spread(4)                                              3.48%                              3.20%
                                                                    ======                             ======
Net interest margin(5)                                               4.16%                              3.88%
                                                                    ======                             ======

______________________________
(1) The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of Coastal Banc - San Angelo and Crown Park from May 27, 1996, and January 28, 1997, the respective acquisition dates of such companies.
(2) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(3) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

                                                          Nine-month Period Ended September 30,
                                                  ----------------------------------------------------------
                                                            1997                            1996
                                                  ---------------------------     --------------------------
                                                             Interest                       Interest
                                                   Average   Income/   Yield/      Average  Income/   Yield/
                                                   Balance   Expense    Rate       Balance  Expense    Rate
                                                  --------   -------   ------     --------  --------  ------
ASSETS(1)
                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans, net of unearned income(2)                $130,613   $  8,999   9.19%     $ 84,212  $   5,894   9.33%
   Securities(3)                                     87,563      4,010   6.11        74,134      3,341   6.01
   Federal funds sold                                15,731        646   5.48        19,177        774   5.38
                                                   --------   --------  ------     --------  ---------  ------
     Total interest-earning assets                  233,907     13,655   7.78       177,523     10,009   7.52
                                                   --------   --------  ------     --------  ---------  ------

Noninterest-earning assets:
  Cash and due from banks                            10,317                           7,128
  Premises and equipment                              6,798                           4,407
  Goodwill                                            3,092                             597
  Accrued interest receivable
    and other assets                                  5,020                           4,544
  Allowance for possible loan losses                 (1,189)                           (841)
                                                   --------                        --------
    Total noninterest-earning assets                 24,038                          15,835
                                                   --------                        --------
      Total assets                                 $257,945                        $193,358
                                                   ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
     market deposits                               $ 75,615   $  1,513   2.67%     $ 57,147  $   1,021   2.38%
  Time deposits                                     121,178      4,888   5.38        90,108      3,650   5.40
                                                   --------   --------  ------     --------  ---------  ------
    Total interest-bearing deposits                 196,793      6,401   4.34       147,255      4,671   4.23
  Notes payable                                         847         52   8.19           662         51  10.27
                                                   --------   --------  ------     --------  ---------  ------
    Total interest-bearing liabilities              197,640      6,453   4.35       147,917      4,722   4.26
                                                   --------   --------  ------     --------  ---------  ------

Noninterest-bearing liabilities:
  Demand deposits                                    39,865                          30,086
  Accrued interest payable and
    other liabilities                                 1,495                           1,131
                                                   --------                        --------
      Total noninterest-bearing liabilities          41,360                          31,217
                                                   --------                        --------
       Total liabilities                            239,000                         179,134

Stockholders' equity                                 18,945                          14,224
                                                   --------                        --------
     Total liabilities and
       stockholders' equity                        $257,945                        $193,358
                                                   ========                        ========

Net interest income                                         $  7,202                         $  5,287
                                                            ========                         ========
Interest rate spread(4)                                                 3.43%                             3.26%
                                                                       ======                            ======
Net interest margin(5)                                                  4.11%                             3.97%
                                                                       ======                            ======

______________________________
(1) The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of Coastal Banc - San Angelo and Crown Park from May 27, 1996, and January 28, 1997, the respective acquisition dates of such companies.
(2) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(3) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

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

                                                     Quarters Ended                 Nine-month Periods Ended
                                            September 30, 1997 vs. 1996 (1)      September 30, 1997 vs 1996 (1)
                                            -------------------------------     ------------------------------
                                               Increase (Decrease) Due to          Increase (Decrease) Due To
                                                      Changes In:                          Changes In
                                            -------------------------------     ------------------------------
                                             Volume      Rate       Total        Volume      Rate     Total
                                            -------     ------    --------      -------    -------   --------
                                                                      (In thousands)
Interest-earning assets:
  Loans, net of unearned income (2)         $ 1,196    $  (38)    $  1,158      $  3,194   $  (89)    $ 3,105
  Securities (3)                                 48        15           63           613       56         669
  Federal funds sold                            (52)        9          (43)         (142)      14        (128)
                                            -------    ------     --------      --------   ------     -------
     Total interest income                    1,192       (14)       1,178         3,665      (19)      3,646
                                            -------    ------     --------      --------   ------     -------

Interest-bearing liabilities:
  Deposits:
   Demand, savings and money
    market deposits                            124         30          154           358      134         492
   Time deposits                               338         17          355         1,252      (14)      1,238
                                            ------    -------    ---------      --------   ------     -------
    Total interest-bearing deposits            462         47          509         1,610      120       1,730
  Notes payable                                  5         (3)           2            13      (12)          1
                                            ------    -------    ---------      --------   ------     -------
     Total interest expense                    467         44          511         1,623      108       1,731
                                            ------    -------    ---------      --------   ------     -------

Increase (decrease) in net interest income  $  725    $   (58)   $     667      $  2,042   $ (127)    $ 1,915
                                            ======    =======    =========      ========   ======     =======

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

Provision for Loan Losses
-------------------------

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter and nine-month period ended September 30, 1997, were $150,000 and $210,000, respectively, compared to $40,000 and $161,000 for the quarter and nine-month period ended September 30, 1996, respectively. These represent increases of $110,000 and $49,000, respectively. The increased provision during the third quarter of 1997 was a result of a charge-off of $50,000 on a loan at the Bank's Lubbock branch which was in settlement of litigation inherited from prior management at Crown Park and due to the continued loan growth, primarily at the Bank's Lubbock and San Angelo branches. In the past few years, the overall quality of the Company's loan portfolio has improved, necessitating generally lower provisions.

Noninterest Income
------------------

     Noninterest income increased $90,000, or 22.4%, from $402,000 during the third quarter of 1996 to $492,000 during the third quarter of 1997. Noninterest income also increased
$234,000, or 20.5%, from $1,144,000 for the first nine months of 1996 to $1,378,000 for the first nine months of 1997.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased $82,000, from $335,000 during the third quarter of 1996 to $417,000 during the third quarter of 1997, a 24.5% increase, and increased $227,000, or 24.4%, from $929,000 for the first nine months of 1996 to $1,156,000 for the first nine months of 1997. Over 80% of the year-to-date increase was due to the acquisition of Crown Park in January 1997.

     Trust fees from the operation of the trust department of the Bank increased $3,000, or 6.3%, from $48,000 during the third quarter of 1996 to $51,000 during the same period in 1997, but only increased $1,000, or 0.7%, from $144,000 for the first nine months of 1996 to $145,000 for the first nine months of 1997 as a result of a one-time $5,000 fee that was charged during the first quarter of 1996.

     Other income is the sum of several small components of noninterest income including insurance premiums earned on automobiles financed through the Company's indirect installment loan program, bankcard royalty income, check printing income and other sources of miscellaneous income. Other income increased $5,000, or 26.3%, from $19,000 during the third quarter of 1996 to $24,000 during the third quarter of 1997, and increased $6,000, or 8.5%, from $71,000 for the first nine months of 1996 to $77,000 for the corresponding period in 1997 due to a $7,000 positive adjustment during 1996 relating to the acquisition of Peoples National and a recovery during 1996 of $9,000 in legal fees previously expensed in connection with a loan participation. These amounts were partially offset by a $16,000 increase in other income as a result of the acquisition of Crown Park in January 1997 and a net loss of $10,000 recorded on sales of securities during 1996.

Noninterest Expenses
--------------------

     Noninterest expenses increased $505,000, or 31.3%, from $1,613,000 during the third quarter of 1996 to $2,118,000 during the third quarter of 1997 and increased $1,390,000, or 29.7%, from $4,686,000 during the first nine months of 1996 to $6,076,000 during the first nine months of 1997. Noninterest expenses for the quarter and nine-month period ended September 30, 1997, were higher than the same periods for 1996 primarily as a result of the acquisition of Crown Park in January 1997 that accounted for over 80% of the increase.

     Salaries and employee benefits rose $234,000, or 30.1%, from $777,000 for the third quarter of 1996 to $1,011,000 for the corresponding period of 1997, and increased $642,000, or 28.0%, from $2,294,000 for the nine-month period ended September 30, 1996, to $2,936,000 for the corresponding period of 1997. Approximately 80% of the year-to-date increase was a result of the acquisition of Crown Park in January 1997.

     Net occupancy expense increased $31,000, or 15.9%, from $195,000 for the third quarter of 1996 to $226,000 for the same period in 1997, and increased $98,000, or 18.1%, from $540,000 for the first nine months of 1996 to $638,000 for the first nine months of 1997. The year-to-date increase is entirely due to the acquisition of Crown Park.

     Equipment expense increased from $171,000 for the third quarter of 1996 to $211,000 for the corresponding period in 1997, representing an increase of $40,000, or 23.4%. These expenses also increased $135,000, or 27.4%, from $492,000 for the first nine months of 1996 to $627,000 for the first nine months of 1997. Approximately two-thirds of the year-to-date increase is a result of the acquisition of Crown Park.

     Stationery, printing and supplies expense increased $43,000, or 60.6%, from $71,000 for the third quarter of 1996 to $114,000 for the third quarter of 1997, and increased $87,000, or 41.2%, from $211,000 for the first nine months of 1996 to $298,000 for the first nine months of 1997. Approximately 64% of the year-to-date increase is due to the acquisition noted above.

     Professional fees, which include legal and accounting fees, increased $18,000, or 28.1%, from $64,000 during the third quarter of 1996 to $82,000 during the third quarter of 1997, and increased $60,000, or 29.4%, from $204,000 during the first nine months of 1996 to $264,000 for the corresponding period of 1997. The increases were due exclusively to additional legal fees incurred by the Lubbock branch of the Bank relating to collections of loans which had been made by management of Crown Park.

     Goodwill amortization increased $42,000, or 247.1%, from $17,000 for the third quarter of 1996 to $59,000 for the third quarter of 1997, and increased $131,000, or 451.7%, from $29,000 for the first nine months of 1996 to $160,000 for the first nine months of 1997. Amortization expense of goodwill related to the acquisitions of Coastal Banc - San Angelo and Crown Park is $12,000 and $41,000, respectively, on a quarterly basis.

     Net costs (revenues) applicable to real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $22,000 for the third quarter of 1997 compared to net revenues of $18,000 for the corresponding period of 1996. The Company recorded net revenues of $19,000 for the first nine months of 1997, compared to net revenues of $16,000 for the first nine months of 1996. The larger amount of net revenues for 1997 resulted primarily from gains on the sale of two petroleum producing properties that were held by the Winters branch of the Bank, which were partially offset by increased expenses associated with repossessed automobiles, particularly at the Lubbock branch, during the third quarter of 1997.

     Other noninterest expense includes, among many other items, postage, advertising, data processing, insurance, directors' fees, dues and subscriptions, regulatory examinations, travel and entertainment, due from bank account charges and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses increased $57,000, or 17.0%, from $336,000 during the third quarter of 1996 to $393,000 during the third quarter of 1997, and increased $240,000, or 25.8%, from $932,000 for the first nine months of 1996 to $1,172,000 for the first nine months of 1997. Approximately 64% of the year-to-date increase is due to the acquisition of Crown Park.

Federal Income Taxes
--------------------

     The Company accrued $148,000 and $189,000 in federal income taxes in the third quarter of 1997 and 1996, respectively, and accrued $686,000 and $538,000 in federal income taxes for the first nine months of 1997 and 1996, respectively. The amount of federal income tax expense for the third quarter and first nine months of 1997 was reduced by $112,000 as a result of a reduction made in the Company's deferred tax valuation allowance relating to Peoples National and Winters State based on the Company's trend of positive operating results.

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

ANALYSIS OF FINANCIAL CONDITION

Assets
------

     Total assets increased $56,585,000, or 27.5%, from $205,968,000 at December 31, 1996, to $262,553,000 at September
30, 1997, due to the acquisition of Crown Park, which had total assets of $60,420,000 at January 28, 1997, the date of acquisition. As a result of a reduction in deposits at the Bank's Lubbock branch, total assets of the Company have decreased since the date of acquisition of Crown Park.

Cash and Cash Equivalents
-------------------------

     The amount of cash and cash equivalents decreased
$4,139,000, or 13.8%, from $29,958,000 at December 31, 1996, to
$25,819,000 at September 30, 1997, due to an increase in loan volume and a decrease in deposits during the first nine months of 1997, both primarily at the Bank's Lubbock branch.

Securities
----------

     Securities increased $6,679,000, or 8.9%, from $75,152,000 at December 31, 1996, to $81,831,000 at September 30, 1997.  The
increase in 1997 is due to the acquisition of Crown Park, which had $9,742,000 in securities at the date of acquisition. Such increase was partially offset by a subsequent decrease due to increased loan volume noted below.

     The board of directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $31,353,000 are classified as available-for-sale and are carried at fair value at September 30, 1997. Securities totaling $50,478,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions. During the second quarter of 1997, the Company sold $193,000 of investments classified as available-for-sale. No gain or loss was recorded on the sale of such investments. During the first quarter of 1996, the Company sold investments in certain mutual funds obtained in the acquisition of Peoples National because they did not meet the Company's investment criteria. A loss of $12,000 was recorded on the sale of such investments. In addition, during the second quarter of 1996, the Company sold investments classified as held-to-maturity with a book value of $1,998,000 approximately 30 days prior to their scheduled maturity and recorded a $2,000 gain on such sale.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At September 30, 1997, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $11,147,000, or 13.6% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.




                                                       September 30, 1997   December 31, 1996
                                                       ------------------   ------------------
                                                        Amount        %      Amount       %
                                                       ----------  ------   ---------- -------
                                                                    (Dollars in thousands)
Carrying value:
     U.S. Treasury securities                          $  32,037    39.1%   $   35,143    46.8%
     Obligations of other U.S. Government
      agencies and corporations                           38,589    47.2        29,928    39.8
     Mortgage-backed securities                           10,446    12.8         9,438    12.6
     Obligations of states and political subdivisions        175     0.2           200     0.2
     Other securities                                        584     0.7           443     0.6
                                                       ---------   ------   ----------   ------

Total carrying value of securities                     $  81,831   100.0%   $   75,152   100.0%
                                                       =========   ======   ==========   ======

Total market value of securities                       $  81,835            $   75,062
                                                       =========            ==========


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at September 30, 1997. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion.


                                                                                 Estimated    Weighted
Type and Maturity Grouping                             Principal     Carrying       Fair       Average
  at September 30, 1997                                 Amount         Value       Value        Yield
--------------------------                             ---------     --------    ---------    --------
                                                                     (Dollars in thousands)
U.S. Treasury securities:
  Within one year                                      $  25,000     $  24,974   $  24,987      5.87%
  After one but within five years                          7,000         7,063       7,063      5.86
                                                       ---------     ---------   ---------    --------
   Total U.S. Treasury securities                         32,000        32,037      32,050      5.87
                                                       ---------     ---------   ---------    --------

Obligations of other U.S. Government
 agencies and corporations:
  Within one year                                            500           497         497      6.94
  After one but within five years                         38,100        38,092      38,037      6.38
                                                       ---------      --------   ---------    --------
   Total obligations of U.S. Government
     agencies and corporations                            38,600        38,589      38,534      6.39
                                                       ---------      --------   ---------    --------

Mortgage-backed securities                                10,280        10,446      10,485      6.29
                                                       ---------      --------   ---------    --------

Obligations of states and political subdivisions:
  Within one year                                              0             0           0        --
  After one but within five years                              0             0           0        --
  After five but within ten years                            175           175         182      8.49
                                                       ---------      --------   ---------    --------
   Total obligations of states and political
    subdivisions                                             175           175         182      8.49
                                                       ---------      --------   ---------    --------

Other securities:
  Within one year                                              0             0           0        --
  After one but within five years                              0             0           0        --
  After five but within ten years                              0             0           0        --
  After ten years                                            584           584         584      3.97
                                                       ---------      --------   ---------    --------
   Total other securities                                    584           584         584      3.97
                                                       ---------      --------   ---------    --------

    Total securities                                   $  81,639      $ 81,831   $  81,835      6.16%
                                                       =========      ========   =========    ========


Loan Portfolio
--------------

     Total loans, net of unearned income, increased $48,700,000, or 52.9%, from $92,017,000 at December 31, 1996, to $140,717,000 at September 30, 1997. The increase during the first nine months of 1997 was a result of the purchase of Crown Park, which had $41,688,000 in loans, net of unearned income, at January 28, 1997, the date of acquisition, and an increase in loan volume, particularly at the Bank's Lubbock and San Angelo branches.

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

     Due to diminished loan demand in most areas, the Bank's Odessa branch instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At September 30, 1997, the Company had approximately $49,299,000, net of unearned income, of this type of loan outstanding.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                        September 30,  December 31,
                                           1997           1996
                                        ----------     ------------
                                              (In thousands)
     Loans to individuals               $   64,907     $   43,927
     Real estate loans                      43,608         26,233
     Commercial and industrial loans        28,403         21,478
     Other loans                             5,591          2,626
                                        ----------     ----------
       Total loans                         142,509         94,264
     Less unearned income                    1,792          2,247
                                        ----------     ----------
      Loans, net of unearned income     $  140,717     $   92,017
                                        ==========     ==========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at September 30, 1997, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at September 30, 1997.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at September 30, 1997. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                                   One to       Over       Total
                                       One Year     Five        Five      Carrying
                                       and Less     Years       Years      Value
                                       --------    -------     -------   ---------
                                                     (In thousands)
     Real estate loans                 $17,894     $18,181     $ 7,533   $  43,608
     Commercial and industrial loans     9,785      14,028       4,590      28,403
     Other loans                         1,925       2,762         904       5,591
                                       --------    -------     -------   ---------
      Total loans                      $29,604     $34,971     $13,027   $  77,602
                                       ========    =======     =======   =========

     With fixed interest rates         $17,095     $24,298     $ 5,410   $  46,803
     With variable interest rates       12,509      10,673       7,617      30,799
                                       -------     -------     -------   ---------
      Total loans                      $29,604     $34,971     $13,027   $  77,602
                                       ========    =======     =======   =========

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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $1,290,000, or 0.92% of loans, net of unearned income, at September 30, 1997, compared to $793,000, or 0.86% of loans, net of unearned income, at December 31, 1996. The increase in the allowance and the percentage of the allowance to loans, net of unearned income, is partially due to the acquisition of Crown Park, which had a balance of $395,000, or 0.97% of loans, net of unearned income, in its allowance at the date of acquisition. In addition, the Company recorded $124,000 in net loan recoveries during the first quarter of 1997. Recoveries on five previously charged off loans, the largest of such recoveries being $108,000, accounted for $250,000, or 83.1%, of total recoveries during the first nine months of 1997. Recoveries during the third quarter and first nine months of 1997 were $16,000 and $301,000, respectively.

     Credit and loan decisions are made by management and the board of directors of the Bank in conformity with loan policies established by the board of directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $204,000 and $409,000 in loans during the third quarter and first nine months of 1997, respectively. Charge-offs of four loans accounted for $101,000, or 24.7%, of total charge-offs for the first nine months of 1997. All but $16,000 of the remaining $308,000 in charge-offs were installment loans, the greatest majority of which were indirect installment loans secured by automobiles.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and nine-month period ended September 30, 1997 and 1996.

                                                                    Quarter Ended          Nine-month Period
                                                                    September 30,         Ended September 30,
                                                               ----------------------  -----------------------
                                                                   1997       1996        1997         1996
                                                               ----------  ----------  ----------   ----------
                                                                           (Dollars in thousands)
     Analysis of allowance for possible loan losses:
     Balance, beginning of period                              $    1,328  $    796    $      793   $      759
      Acquisition of subsidiary bank                                    0         0           395          149
      Provision for loan losses                                       150        40           210          161
                                                               ----------  --------    ----------   ----------
                                                                    1,478       836         1,398        1,069
                                                               ----------  --------    ----------   ----------
     Loans charged off:
      Loans to individuals                                            150        40           314          150
      Real estate loans                                                 4         0             6          100
      Commercial and industrial loans                                  50         0            85           58
      Other loans                                                       0         0             4            0
                                                               ----------  --------    ----------   ----------
       Total charge-offs                                              204        40           409          308
                                                               ----------  --------    ----------   ----------
     Recoveries of loans previously charged off:
      Loans to individuals                                             16         8            48           24
      Real estate loans                                                 0         0            35            0
      Commercial and industrial loans                                   0         2           218           21
      Other loans                                                       0         0             0            0
                                                               ----------  --------    ----------    ---------
       Total recoveries                                                16        10           301           45
                                                               ----------  --------    ----------    ---------
        Net loan charge-offs                                          188        30           108          263
                                                               ----------  --------    ----------    ---------
     Balance, end of period                                    $    1,290  $    806    $    1,290    $     806
                                                               ==========  ========    ==========    =========

     Average loans outstanding, net of unearned income(1)      $  138,159  $ 86,000    $  130,613    $  84,212
                                                               ==========  ========    ==========    =========
     Ratio of net loan charge-offs to average loans
      outstanding, net of unearned income (annualized)               0.54%     0.14%         0.11%        0.42%
                                                                     ====      ====          ====         ====
     Ratio of allowance for possible loan losses to total
      loans, net of unearned income, at September 30                 0.92%     0.89%         0.92%        0.89%
                                                                     ====      ====          ====         ====

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at September 30, 1997, and December 31, 1996.


                                                       September 30, 1997             December 31, 1996
                                                  ----------------------------  -----------------------------
                                                                    Percent of                    Percent of
                                                                     Loans by                      Loans by
                                                    Amount of      Category to    Amount of      Category to
                                                    Allowance     Loans, Net of   Allowance     Loans, Net of
                                                   Allocated to      Unearned    Allocated to      Unearned
                                                    Category          Income      Category          Income
                                                  -------------   -------------  ------------   -------------
                                                                     (Dollars in thousands)
Loans to individuals                              $       598           44.8%    $       323            45.3%
Real estate loans                                          51           31.0             128            28.5
Commercial and industrial loans                           222           20.2              97            23.3
Other loans                                                35            4.0              43             2.9
                                                  -------------  -------------  -------------   -------------
  Total allocated                                         906          100.0%            591           100.0%
                                                                 =============                  =============
Unallocated                                               384                            202
                                                  -------------                 -------------
Total allowance for possible loan losses          $     1,290                   $        793
                                                  =============                 =============


Loan Review Process
-------------------

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off or have been involved in bankruptcy proceedings for more than 120 days and must be classified as such according to regulatory authorities and are awaiting formal approval of a plan of bankruptcy. At September 30, 1997, substandard loans totaled $998,000, of which $151,000 were loans designated as nonaccrual, 90 days past due or restructured; doubtful loans totaled $15,000, and loss loans totaled $74,000, of which $59,000 were designated as nonaccrual or 90 days past due. Of the loans classified as loss, $50,000 represented loans involved in bankruptcies noted above and $24,000 represented the unguaranteed portion of three (3) U.S. Government agency guaranteed loans.

     In addition to the internally classified and nonperforming loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at September 30, 1997, are current and paying in accordance with loan terms. At September 30, 1997, watch list loans totaled $1,253,000 (including $677,000 of loans guaranteed by U.S. governmental agencies). At such date, $38,000 of loans on the watch list, all of which were guaranteed, were designated as nonaccrual loans and $101,000 of watch list loans were designated as 90 days past due. In addition, at September 30, 1997, $95,000 of loans not classified and not on the watch list were designated as restructured loans. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and real estate and other repossessed assets at September 30, 1997, and December 31, 1996.

                                        September 30,  December 31,
                                             1997          1996
                                        -------------  ------------
                                           (In thousands)
     Nonaccrual loans                   $         105  $        82
     Accruing loans contractually
       past due over 90 days                      127           41
     Restructured loans                           111           73
     Real estate and other repossessed
       assets                                     838          389
                                        -------------  -----------

       Total nonperforming assets       $       1,181  $       585
                                        =============  ===========

     The increase in nonperforming assets during the first nine months of 1997 is primarily due to the acquisition of Crown Park, which had $80,000 in nonperforming loans and $456,000 in real estate and other repossessed assets at the date of acquisition. At September 30, 1997, repossessed real estate with an aggregate book value of $513,000 was under contract to be sold on or before December 31, 1997.

     The gross interest income that would have been recorded during the second quarter and first nine months of 1997 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $5,000 and $10,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the first nine months of 1997.

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

Premises and Equipment
----------------------

     Premises and equipment increased $2,699,000, or 60.8%, during the first nine months of 1997, from $4,437,000 at December 31, 1996, to $7,136,000 at September 30, 1997. The
increase was due to the acquisition of Crown Park, which had $2,776,000 in net premises and equipment at the date of acquisition. This increase was partially offset by depreciation expense of $374,000 recorded on the Company's premises and equipment during the first nine months of 1997.

Goodwill
--------

     Goodwill increased $2,260,000, or 236.2%, from $957,000 at
December 31, 1996, to $3,217,000 at September 30, 1997.  This
increase resulted from $2,486,000 in goodwill that was recorded as a result of the acquisition of Crown Park on January 28, 1997, which was partially offset by $160,000 of goodwill amortization expense recorded during the first nine months of 1997. The goodwill recorded from all of the recent acquisitions made by the Company is being amortized over a period of 15 years.

Accrued Interest Receivable
---------------------------

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $646,000, or 40.4%, from $1,599,000 at December 31, 1996, to $2,245,000 at September 30, 1997. The
increase was primarily a result of the acquisition of Crown Park, which, at the date of acquisition, had a total of $417,000 in accrued interest receivable. Of the total balance at September 30, 1997, $1,198,000, or 53.4%, was interest accrued on securities and $1,047,000, or 46.6%, was interest accrued on loans. The amounts of accrued interest receivable and percentages attributable to securities and loans at December 31, 1996, were $943,000, or 59.0%, and $656,000, or 41.0%, respectively.

Real Estate and Other Repossessed Assets
----------------------------------------

     Real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At September 30, 1997, and December 31, 1996, real estate and other repossessed assets had an aggregate book value of $838,000 and $389,000, respectively. Real estate and other repossessed assets increased $449,000, or 115.4%, during the first nine months of 1997, due to the acquisition of Crown Park effective January 28, 1997. At the date of acquisition, Crown Park had a total of $456,000 in real estate and other repossessed assets. Of the September 30, 1997, balance, $391,000 represented three commercial properties, $270,000 represented twenty-eight (28) repossessed automobiles and $177,000 represented four residential properties. One residential property with a book value of $156,000 was sold in October 1997 and a loss of $6,000 was recognized on such sale. One commercial property with a book value of $357,000 is under contract to be sold by December 31, 1997. Based on the contracted sales price, it is anticipated that a $40,000 gain should be recognized on such sale.

Other Assets
------------

     The balance of other assets decreased $212,000, or 9.4%, to $2,040,000 at September 30, 1997, from $2,252,000 at December 31,
1996, primarily as a result of the utilization of a portion of the Company's net operating loss carryforwards. The most significant component of other assets at September 30, 1997, is a net deferred tax asset of $1,401,000.

Deposits
--------

     The Bank's lending and investing activities are funded almost entirely by core deposits, 49.1% of which are demand, savings and money market deposits at September 30, 1997. Total deposits increased $50,704,000, or 26.7%, from $189,575,000 at
December 31, 1996, to $240,279,000 at September 30, 1997.  The
increase is due to the acquisition of Crown Park, which had total deposits of $53,604,000 at January 28, 1997. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters and nine-month periods ended September 30, 1997 and 1996.


                                  Quarter Ended September 30,                  Nine-month Period Ended September 30,
                              ----------------------------------------    ----------------------------------------------
                                    1997                   1996                    1997                      1996
                              ------------------    ------------------    ---------------------     --------------------
                               Average  Average     Average   Average     Average      Average      Average      Average
                              Amount(1)  Rate       Amount(1)  Rate       Amount(1)     Rate        Amount(1)     Rate
                              --------- -------     --------- -------     ---------    -------      ---------    -------
                                                             (Dollars in thousands)
Noninterest-bearing
  demand deposits             $ 40,954      --%     $  29,883     --%     $  39,865       --%       $ 30,086         --%
Interest-bearing demand,
  savings and money
  market deposits               77,794    2.68         59,097   2.49         75,615     2.67          57,147       2.38
Time deposits of less
  than $100,000                 84,407    5.40         69,118   5.34         84,654     5.33          62,938       5.39
Time deposits of
  $100,000 or more              38,012    5.55         28,456   5.47         36,524     5.49          27,170       5.43
                              --------   -----      ---------   ----      ---------    -----        --------      -----
 Total deposits               $241,167    3.63%     $ 186,554   3.60%     $ 236,658     3.61%       $177,341       3.51%
                              ========   =====      =========  =====      =========    =====        ========      =====


______________________________
(1) The average amounts of deposits include the average deposits of Crown Park and Coastal Banc - San Angelo from
     January 28, 1997, and May 27, 1996, the respective dates of acquisition of such companies.

     The maturity distribution of time deposits of $100,000 or more at September 30, 1997, is presented below.

                                   At September 30, 1997
                                   ---------------------
                                       (In thousands)
          3 months or less               $ 12,641
          Over 3 through 6 months          11,410
          Over 6 through 12 months         11,709
          Over 12 months                    2,786
                                         --------
             Total time deposits of
                 $100,000 or more        $ 38,546
                                         ========

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At September 30, 1997, deposits of $100,000 or more represented approximately 14.7% of the Company's total assets, compared to 14.2% of total assets at December 31, 1996.

Accrued Interest Payable
------------------------

     Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $50,000, or 5.3%, from $951,000 at December 31, 1996, to $901,000 at September 30, 1997,
despite the acquisition of Crown Park, which had $178,000 in accrued interest payable at the date of acquisition. This increase was offset by a decrease in accrued interest payable on certificates of deposit at the Bank's Abilene and Lubbock locations, which had a significant amount of time deposits of $100,000 or more that matured in the first nine months of 1997.

Notes Payable
-------------

     The Company's notes payable increased $583,000, or 242.9%, from $240,000 at December 31, 1996, to $823,000 at September 30, 1997. The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance a portion of the cost of acquiring Crown Park. The $800,000 of borrowings was reduced to $200,000 by March 31, 1997. The balance of this note payable was reduced to $150,000 on October 23, 1997. The Bank also has a $500,000 note payable to one former stockholder of Crown Park, which originated as a result of that acquisition. This note was subsequently paid off on October 9, 1997. These increases were partially offset by the payment of the second of three annual installments aggregating $117,000 on notes payable to one current and two former directors. See "Note 5: Notes Payable" to the Company's Consolidated Financial Statements.

Other Liabilities
-----------------

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $234,000, or 88.3%, from $265,000 at December 31, 1996, to $499,000 at September 30, 1997, primarily because of the acquisition of Crown Park, which had $301,000 in other liabilities at the date of acquisition, $200,000 of which represented a deferred tax liability that was offset against the Bank's deferred tax asset at the date of acquisition.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 53.3% at the 90-day interval, 51.7% at the 180-day interval and 49.9% at the 365-day interval at September 30, 1997. Currently, the Company is in a liability-sensitive position at the three intervals. During a slightly rising interest rate environment, as was the case during most of the first nine months of 1997 when compared to the first nine months of 1996, this position normally produces a lower net interest margin than in a falling interest rate environment. However, because the Company had $76,479,000 of interest-bearing demand, savings and money market deposits at September 30, 1997, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease in a rising interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 83.6% at September 30, 1997. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at September 30, 1997.


                                                                                      Volumes
                                                   Cumulative Volumes                Subject to
                                              Subject to Repricing Within            Repricing
                                        ----------------------------------------       After
                                         90 Days        180 Days       365 Days        1 Year         Total
                                        -----------    ----------     ----------     ----------     ----------
Interest-earning assets:                                        (Dollars in thousands)
 Federal funds sold                     $    13,225    $   13,225     $   13,225     $        0     $   13,225
 Securities                                  10,763        16,011         26,665         55,166         81,831
 Loans, net of unearned income               37,060        42,862         54,643         86,074        140,717
                                        -----------    ----------     ----------     ----------     ----------
  Total interest-earning assets              61,048        72,098         94,533        141,240        235,773
                                        -----------    ----------     ----------     ----------     ----------
Interest-bearing liabilities:
 Demand, savings and money market
   deposits                                  76,479        76,479         76,479              0         76,479
 Time deposits                               37,445        62,146        112,297          9,980        122,277
 Notes payable                                  701           817            819              4            823
                                        -----------    ----------     ----------     ----------     ----------
  Total interest-bearing liabilities        114,625       139,442        189,595          9,984        199,579
                                        -----------    ----------     ----------     ----------     ----------
Rate-sensitivity gap(1)                 $   (53,577)   $  (67,344)    $  (95,062)    $  131,256     $   36,194
                                        ===========    ==========     ==========     ==========     ==========

Rate-sensitivity ratio(2)                     53.3%         51.7%          49.9%
                                        ===========    ==========     ==========

______________________________
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Selected Financial Ratios
-------------------------

     The following table presents selected financial ratios
(annualized) for the quarters and nine-month periods ended
September 30, 1997 and 1996.


                                                      Quarter Ended                Nine-month Period
                                                      September 30,               Ended September 30,
                                                  -------------------------     -------------------------
                                                    1997(1)        1996(1)        1997(1)        1996(1)
                                                  ----------     ----------     ----------     ----------
Net income to:
  Average assets                                       0.83%          0.73%          0.83%         0.72%
  Average interest-earning assets                      0.92           0.79           0.91          0.79
  Average stockholders' equity                        11.07          10.23          11.30          9.81
Dividend payout (2) to:
  Net income                                          17.82          14.91          16.57         13.58
  Average stockholders' equity                         1.97           1.52           1.87          1.33
Average stockholders' equity to:
  Average total assets                                 7.54           7.12           7.34          7.36
  Average loans (3)                                   14.39          16.78          14.50         16.89
  Average total deposits                               8.24           7.73           8.01          8.02
Average interest-earning assets to:
  Average total assets                                90.33          92.02          90.68         91.81
  Average total deposits                              98.75         100.00          98.84        100.10
  Average total liabilities                           97.69          99.08          97.87         99.10
Ratio to total average deposits of:
  Average loans (3)                                   57.29          46.10          55.19         47.49
  Average noninterest-bearing deposits                16.98          16.02          16.84         16.97
  Average interest-bearing deposits                   83.02          83.98          83.16         83.03
Total interest expense to total interest income       47.11          48.34          47.27         47.18
Efficiency ratio (4)                                  68.68          73.00          69.20         72.55


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

LIQUIDITY

The Bank
--------

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $11,344,000 and $10,317,000 during the third quarter and first nine months of 1997, respectively, and $6,930,000 and $7,128,000 during the third quarter and first nine months of 1996, respectively. These amounts comprised 4.3% and 4.0% of average total assets during the third quarter and first nine months of 1997, respectively, and 3.4% and 3.7% of average total assets during the third quarter and first nine months of 1996, respectively. The average level of securities and federal funds sold was $99,998,000 and $103,294,000 during the third quarter and first nine months of 1997, respectively, and $100,562,000 and $93,311,000 during the third quarter and first nine months of 1996, respectively. The increases from 1996 to 1997 were primarily due to the acquisitions of Coastal Banc - San Angelo on May 27, 1996, and Crown Park on January 28, 1997.

     The Bank sold securities classified as available-for-sale with a book value of $193,000 during the nine-month period ended September 30, 1997. The Bank sold securities with a book value of $2,028,000 during the nine-month period ended September 30, 1996. At September 30, 1997, $25,471,000, or 31.1%, of the
Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $45,155,000, or 55.2%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial lending activities are concentrated in loans with maturities of less than five years and with adjustable interest rates, while their installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At September 30, 1997, approximately $54,643,000, or 38.8%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $47,894,000, or 61.7%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the third quarter and first nine months of 1997, the Company's average deposits were $241,167,000, or 91.5% of average total assets, and $236,658,000, or 91.7% of average total assets, respectively, compared to $186,554,000, or 92.0% of average total assets, and $177,341,000, or 91.7% of average total assets, during the third quarter and first nine months of 1996, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the third quarter and first nine months of 1997 totaled $150,000 and $650,000, respectively; in turn, Independent Financial paid dividends to the Company totaling $150,000 and $650,000 during the same time periods, respectively. Dividends paid by the Bank to Independent Financial during the third quarter and first nine months of 1996 were $225,000 and $600,000, respectively; in turn, Independent Financial paid dividends to the Company totaling $225,000 and $600,000 during the same time periods of 1996, respectively. At September 30, 1997, there were approximately $2,449,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 63% and 7%, respectively, of the Company's cash flow from the Bank during the third quarter of 1997. These percentages were 56% and 7%, respectively, for the first nine months of 1997. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs a loss, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $339,000 and $980,000 were paid by the Bank to the Company during the third quarter and first nine months of 1997, respectively, compared to a total of $200,000 and $642,000 during the third quarter and the first nine months of 1996, respectively.

     From January 1, 1989, through December 31, 1995, the Company collected federal income taxes from the Bank based on an effective tax rate of approximately 34% and paid taxes to the federal government at the rate of approximately 2% as a result of the utilization of the Company's net operating loss carryforwards for both regular tax and alternative minimum tax purposes. At December 31, 1995, the Company's net operating loss carryforwards for alternative minimum tax purposes had been fully utilized. As a result, the Company began paying federal income taxes at the effective tax rate of approximately 20% during the first quarter of 1996. It is anticipated that the net operating loss carryforwards available for regular federal income tax purposes will also expire during the fourth quarter of 1997, resulting in the Company having to pay taxes to the federal government at the statutory rate.

     The Bank pays management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $39,000 and $115,000 in management fees to the Company in the third quarter and first nine months of 1997, respectively, compared to $41,000 and $125,000 paid by the Bank during the third quarter and first nine months of 1996, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

     The Company has a Note payable to the Amarillo Bank noted above. This Note had an outstanding principal balance of $200,000 at September 30, 1997. The Note has a one-year maturity with payments of $50,000 principal plus interest to be made quarterly beginning October 23, 1997. The Note bears interest at the Amarillo Bank's floating base rate plus 1/2% (9.00% at September 30, 1997) and is collateralized by 100% of the stock of the Bank. The loan agreement between the Company and the Amarillo Bank contains certain covenants that, among other things, restrict the ability of the Company to incur additional debt, to create liens on its property, to merge or to consolidate with any other person or entity, to make certain investments, to purchase or sell assets or to pay cash dividends on the common stock without the approval of the Amarillo Bank if the indebtedness due to the Amarillo Bank is $1,200,000 or greater.

The loan agreement also requires the Company and the Bank to meet certain financial ratios, all of which were met at September 30, 1997, and December 31, 1996. The balance of the Note was reduced to $150,000 on October 23, 1997.

     The Bank also had a $500,000 note payable to one former stockholder of Crown Park, which originated as a result of that acquisition. The note was payable in five equal annual principal payments of $100,000 on January 28 of each year. Interest was payable quarterly at the 26-week Treasury Bill rate plus 2% (7.15% at September 30, 1997), adjustable quarterly. The note was unsecured and was able to be repaid with no penalty in whole or in part at any time by the Bank. The note was paid off on October 9, 1997.

     In addition, at September 30, 1997, the Company had notes payable to one current and two former directors of the Company aggregating $114,000. These notes had an original face amount of $350,000 but were discounted upon issuance because they bear interest at a below-market interest rate (6%). The notes are payable in three equal annual installments, plus accrued interest. The first two annual installment of $117,000 were made on March 1, 1996, and 1997, respectively. The notes represent a portion of the final settlement of certain litigation.

CAPITAL RESOURCES

     At September 30, 1997, stockholders' equity totaled
$20,051,000, or 7.6% of total assets, compared to $14,937,000, or
7.3% of total assets, at December 31, 1996.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2) of at least 8%, of risk-weighted assets and to be designated as well-capitalized, the bank must have Tier 1 and total capital ratios of 8% and 10%, respectively. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interests in unconsolidated subsidiaries, reduced by goodwill and net deferred tax assets in excess of regulatory capital limits. Tier 2 capital may be comprised of certain other preferred stock, qualifying debt instruments and all or a part of the allowance for possible loan losses.

     Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets.
The leverage ratio standards require all banks to have a minimum leverage ratio of 3% and to be designated as well-capitalized, the bank must have a leverage ratio of 6%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at September 30, 1997.


  The Company                                         September 30, 1997
  -----------                                       ----------------------
                                                    (Dollars in thousands)
  Tier 1 capital:
   Common stockholders' equity, excluding
     unrealized gain on available-for-sale securities    $  19,772
   Preferred stockholders' equity (1)                          240
   Goodwill                                                 (3,217)
                                                         ---------
     Total Tier 1 capital                                   16,795
                                                         ---------
  Tier 2 capital:
   Allowance for possible loan losses (2)                    1,290
                                                         ---------
     Total Tier 2 capital                                    1,290
                                                         ---------
      Total capital                                      $  18,085
                                                         =========
  Risk-weighted assets                                   $ 148,100
                                                         =========
  Adjusted quarterly average assets                      $ 261,571
                                                         =========




                                                    Regulatory        Well-capitalized     Actual Ratios at
The Company                                           Minimum             Minimum         September 30, 1997
                                                  ---------------     ----------------    ------------------
Tier 1 capital to risk-weighted assets ratio           4.00%                 8.00%                11.34%
Total capital to risk-weighted assets ratio            8.00                 10.00                 12.21
Leverage ratio                                         3.00                  6.00                  6.42

The Bank

Tier 1 capital to risk-weighted assets ratio           4.00%                 8.00%                10.40%
Total capital to risk-weighted assets ratio            8.00                 10.00                 11.27
Leverage ratio                                         3.00                  6.00                  5.94


___________________________
(1) Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at September 30, 1997.

     The Company's ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Board of Governors of the Federal
Reserve System.

     The Bank has received approval from the Office of the Comptroller of the Currency (the "OCC") for approval to open four branches in supermarket locations, two in Abilene and two in Odessa. One branch in Abilene and one branch in Odessa opened during the last two weeks in October 1997. The remaining two branches are scheduled to open in the first half of 1998. The Company believes that the costs of establishment and growth of the branches may have a negative impact on net income in the last three months of 1997 and in 1998 and, to a lesser extent, in 1999.

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

     The Company paid a five-for-four stock split, effected in the form of a 25% stock dividend, on the Common Stock on May 30, 1997. At its meeting on October 15, 1997, the Board of Directors approved the payment of the regular quarterly cash dividend of $0.05 per share on November 28, 1997, to holders of shares of the Company's Common Stock on November 14, 1997.

     Subsequent to September 30, 1997, holders of a total of 128 shares of the Company's Series C Preferred Stock converted such shares into 2,940 shares of Common Stock. As of the date of filing of this report, the Company had 5,590 shares of Series C Preferred Stock and 1,961,097 shares of Common Stock issued and outstanding.

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







Date:  November 14, 1997           Independent Bankshares, Inc.
                                   (Registrant)



                                   By:  /s/Randal N. Crosswhite
                                        -----------------------------
                                        Randal N. Crosswhite
                                        Senior Vice President and
                                        Chief Financial Officer