Form 10-K405
period 1997-12-31
INDEPENDENT BANKSHARES INC
filed 1998-03-27
CIK 318870

=================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                 ______________________________
                            FORM 10-K

      [    ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended:  December 31, 1997

                               or

    [ X ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from                to

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the market value of such stock on March 16, 1998, was $25,081,000. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant. At March 16, 1998, 1,977,099 shares of the Registrant's common stock, $0.25 par value per share, were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

(1)  Annual Report to Shareholders for the fiscal year ended
     December 31, 1997, furnished to the Commission pursuant to Rule 14a-3(b) - Part II and Part IV.

(2) Definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Annual
     Meeting of Shareholders to be held April 28, 1998 - Part III.

==================================================================

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

ITEM 1.   BUSINESS

General
-------

     Independent Bankshares, Inc., a Texas corporation (the "Company"), is a bank holding company headquartered in Abilene, Texas. The Company indirectly owns through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the West Texas cities of Abilene (3 locations), Lubbock, Odessa (3 locations), San Angelo, Stamford and Winters.

     The Company's primary activities are to assist the Bank in the management and coordination of its financial resources and to provide capital, business development, long range planning and public relations for the Bank. The Bank operates under the day-to-day management of its own officers and board of directors and formulates its own policies with respect to banking matters.

     At December 31, 1997, the Company had, on a consolidated basis, total assets of $264,574,000, total deposits of $242,801,000, total loans, net of unearned income, of $140,853,000 and total stockholders' equity of $20,527,000. The Company's net income has grown from $224,000 in 1991 to $2,110,000 in 1997.
Additionally, since 1991, the Company's total loans have grown at an 18% average annual rate, resulting from a combination of internal growth and the Company's acquisition of community banks.

     The Company's complete mailing address and telephone number is 547 Chestnut Street, Abilene, Texas 79602, (915) 677-5550.

The Bank
--------

     The Company conducts substantially all of its business through the Bank and its various branches in West Texas. Each of the Bank's branches is an established franchise with a significant presence in its respective service area. The combined branches in Abilene had the sixth largest total deposits of ten commercial banks that had branch(es) in Taylor County, at June 30, 1997, the latest date for which information is available. The branches in Stamford and Winters were the largest bank branches in Jones and Runnels Counties, respectively, in terms of total deposits at June 30, 1997. The combined branches in Odessa had the sixth largest total deposits of eight banks that had branch(es) in Ector County at June 30, 1997. The branch in San Angelo had the eighth largest total deposits of ten banks that had branch(es) in Tom Green County at June 30, 1997. The branch in Lubbock had the tenth largest total deposits of twenty-one banks that had branch(es) in Lubbock County at June 30, 1997. The Bank operates through its branches as a community bank that focuses on long-term relationships with customers and provides individualized, quality service. Reflecting its community banking heritage, the Bank has a stable deposit base from customers located within its West Texas market area. Its recent financial performance is characterized by consistent core earnings, an increasingly diversified loan portfolio and strong asset quality. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent provided by law.

     At December 31, 1997, the Bank had total assets of $263,426,000, total deposits of $243,130,000, total loans, net of unearned income, of $140,853,000, and total stockholders' equity of $19,044,000.

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

     CONSUMER SERVICES. The Bank also provides a wide range of consumer banking services, including checking, savings and money market accounts, savings programs and installment and personal loans. The Bank makes automobile and other installment loans directly to customers, as well as indirectly through automobile dealers. The Bank makes home improvement, home equity and real estate loans and provide safe deposit services. As a result of sharing arrangements with the Pulse automated teller machine system network, the Bank provides 24-hour routine banking services through automated teller machines ("ATMs"). The Pulse network provides ATM accessibility throughout the United States. The Bank also offers investment services and banking by phone or personal computer.

     TRUST SERVICES. The Bank provides trust and agency services to individuals, partnerships and corporations from its offices in Abilene, Lubbock and Odessa. The trust division also provides investment manage,ment, administration and advisory services for agency and trust accounts, and acts as trustee for pension and profit sharing plans.

Acquisition and Branch Activities
---------------------------------

     CROWN PARK AND WESTERN NATIONAL. On January 28, 1997, the Company consummated the acquisition of Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), for an aggregate cash purchase price of $7,510,000. On the closing date, Crown Park was merged with and into a wholly owned subsidiary of the Company and Western National was merged with and into the Bank. To obtain funding for the acquisition, simultaneously with the closing, the Company consummated an underwritten public offering of an aggregate of 395,312 shares of its common stock at a price of $11.40 per share (the "Offering"). This included 51,562 shares covered by the underwriter's over-allotment option. The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance the remaining cost of acquiring Crown Park. The $800,000 of borrowings was later reduced to $400,000 with the proceeds of the sale of the over-allotment shares and the remaining principal amount of this borrowing was paid in full by December 31, 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This acquisition was accounted for using the purchase method of accounting. A total of $2,486,000 of goodwill was recorded as a result of this transaction. At the date of acquisition, Crown Park had, on a consolidated basis, total assets of $60,420,000, total deposits of $53,604,000, total loans, net of unearned income, of $41,688,000, and stockholders' equity of $4,238,000.

     The Company has and will continue to realize savings in the area of noninterest expenses through consolidation of the operations of Western National into the Bank. In addition to the immediate increase in asset size and the potential for improved future profitability, the Crown Park acquisition has allowed the Company to expand its market area into what the Company believes is a desirable banking location. This expansion has increased the geographic diversity of the Company's loan portfolio, and, thus, decreased the Company's overall lending risks.

     ALBERTSON SUPERMARKET BRANCHES. During the second quarter of 1997, the Bank filed an application with the Office of the Comptroller of the Currency (the "Comptroller") to establish four additional branch banking facilities. These facilitates, two in Abilene and two in Odessa, are to be located in Albertson's supermarkets. The Bank received approval to open the branches during the third quarter and in October 1997 opened two full-service branch locations in Albertson's supermarkets, one in Abilene and one in Odessa. One additional branch in another Albertson's supermarket in Odessa is schedule to open during the second quarter of 1998. No definitive plans have been established for opening the fourth branch in Abilene at this time.
Management of the Company believes that establishing bank branches in supermarkets is one of the most economical ways to increase the Bank's market share in its West Texas market area.

Other Subsidiaries
------------------

     At the present time, the Company does not have any subsidiaries other than Independent Financial and the Bank.

Business Strategy
-----------------

     The Company's strategic plan contemplates an increase in profitability and shareholder value through the building of a valuable West Texas banking franchise consisting of low cost core deposits as a funding base to support local consumer and commercial lending programs. The Company's acquisition activities have been designed to augment this franchise by increasing market share and expanding into contiguous markets demographically similar to its current service areas. Following the acquisition of Crown Park and its subsidiary Western National, the Company has locations in four of the fastest growing consumer markets in West Texas. Management believes that it can increase the profitability of the Company through increased operating efficiencies, an increase in the loan to deposit ratio and cross-selling a more expansive product line to newly acquired customers.

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

Supervision and Regulation
--------------------------

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

     On March 26, 1996, the U.S. Supreme Court ruled that
Section 92 of the National Bank Act of 1864, as amended (the "National Bank Act"), preempts state insurance laws which prevent banks from exercising insurance powers granted under those laws.
Section 92 grants national banks located and doing business in a place with a population not exceeding 5,000 inhabitants (the "Eligible Banks") the authority to act as insurance agent for any insurance company authorized to do business in a state where the bank is located.

In response to this decision, the 1997 Texas State Legislature amended Article 21.07 of the Texas Insurance Code (the "Code"), which governs the licensing of insurance agents, to include Eligible Banks. The Code contains licensing and consumer protection procedures that apply to all insurance agents in Texas, including banks and savings associations. In addition, the Comptroller has issued an advisory letter that provides guidance to national banks regarding insurance and annuity sales activities. The Comptroller has subsequently approved applications by banks to engage in such general insurance agency activities through operating subsidiaries.

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

     Capital Adequacy Requirements
     -----------------------------

     The Federal Reserve Board monitors the capital adequacy of bank holding companies. The Federal Reserve Board has adopted a system using a combination of risk-based guidelines and leverage ratios to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, each category of assets is assigned a different risk weight, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define the capital components. Total capital is defined as the sum of Tier 1 and Tier 2 capital elements, with Tier 2 being limited to 100% of Tier 1. For the Company, Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock, reduced by goodwill. Tier 2 capital for the Company includes all of the allowance for possible loan losses.

     The guidelines require a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to be in the form of Tier 1 capital elements). To be designated as well capitalized, a banking company must have Tier 1 and total capital ratios of 8% and 10%, respectively. At December 31, 1997, the Company's ratios of Tier 1 and total capital to risk-weighted assets were 11.26% and 12.02%, respectively, and the Bank's ratios of Tier 1 and total capital to risk-weighted assets were 10.24% and 11.00%, respectively. At such date, all ratios exceeded both regulatory and well capitalized bank minimums.

     In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC have adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies and banks. The leverage ratio is defined to be a company's Tier 1 capital divided by its adjusted quarterly average total assets. The leverage ratio adopted by the federal banking agencies requires a regulatory minimum of 3% and a minimum of 6.0% Tier 1 capital to adjusted quarterly average total assets ratio for a banking organization to be considered well capitalized. The Company's and the Bank's leverage ratios at December 31, 1997, were 6.71% and 6.18%, respectively, and each was considered to be well capitalized under the risk-based capital guidelines.

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

     Currently, the Federal Reserve Board will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisition. The Texas Banking Act permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas. However, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), permits bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, except that states may establish the minimum age of their local banks subject to interstate acquisition by out-of-state bank holding companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

     FDICIA eased restrictions on cross-industry mergers. Members of the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") are generally allowed to merge, assume each other's deposits, and transfer assets in exchange for an assumption of deposit liabilities. A formula applies to treat insurance assessments relating to acquired deposits as if they were still insured through the acquired institution's insurance fund. The transaction must be approved by the appropriate federal banking regulator. In considering such approval, the regulators take into account applicable capital requirements, certain interstate banking restrictions and other factors.

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

THE BANK

     General
     -------

     The Bank is a national banking association organized under the National Bank Act, and is subject to regulatory supervision and examination by the Comptroller. Pursuant to such regulation, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions.

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

     Branching
     ---------

     National banks may establish a branch anywhere in Texas provided that the branch is approved in advance by the Comptroller, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Interstate Banking Act, which expands the authority of bank holding companies and banks to engage in interstate bank acquisitions and interstate banking, allows each state the option of "opting out" of the interstate branching (but not banking) provisions. The Texas Legislature opted out of the interstate branching provisions during its 1995 Session. Interstate banking was effective on September 29, 1995, and interstate branching would have become effective in Texas in June 1997, if Texas had not elected to "opt out." The Texas Legislature "opt-out" legislation prohibiting interstate branching is effective until September 1999.

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

 An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. At December 31, 1997, the Bank was considered to be well capitalized.

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

     On September 15, 1992, the FDIC issued a rule revising its assessment regulations from the existing flat-rate system for deposit insurance assessments (or "premiums") to a new, risk-based assessment system. This system became effective for the assessment period beginning January 1, 1993. Under this system, each depository institution will be placed in one of nine assessment categories based on certain capital and supervisory measures. Institutions assigned to higher-risk categories - that is, institutions that pose a greater risk of loss to their respective deposit insurance funds - pay assessments at higher rates than would institutions that pose a lower risk. The Bank was assessed a weighted average premium of 0.016% of average deposits for the year ended December 31, 1997.

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

     Community Reinvestment Act
     --------------------------

     The Community Reinvestment Act of 1977 (the "CRA") and the regulations issued by the Comptroller to implement that law are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The bank regulatory agencies in 1995 adopted final regulations implementing the CRA. These regulations affect extensive changes to the existing procedures for determining compliance with the CRA and the full effect of these new regulations cannot be determined at this time.

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

Competition
-----------

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

Employees
---------

     At February 28, 1998, the Company and the Bank had 137 full-time equivalent employees. Employees are provided with employee benefits, such as an employee stock ownership/401(k) plan and life, health and long-term disability insurance plans. The Company considers the relationship of the Bank with its employees to be excellent.


ITEM 2.   PROPERTIES

     At February 28, 1998, the Company occupied approximately 600 square feet of space for its corporate offices at 547 Chestnut Street, Abilene, Texas. The Main Bank occupies approximately 8,000 square feet at this same facility. The following table sets forth, at February 28, 1998, certain information with respect to the banking premises owned or leased by the Company and the Bank. The Company considers such premises adequate for its needs and the needs of the Bank.

                     Approximate
   Location         Square Footage       Ownership and Occupancy
--------------      --------------      -------------------------

Abilene, Texas            8,600         Owned by the Bank;
                                        occupied by the Main Bank
                                        and the Company

Abilene, Texas            3,500         Owned by the Bank;
                                        occupied by the Wylie
                                        Branch

Abilene, Texas              400         Leased by the Bank;
                                        occupied by the Buffalo
                                        Gap Road Branch

Lubbock, Texas           23,200(1)      Owned by the Bank;
                                        occupied and leased by
                                        the Lubbock Branch

Odessa, Texas            62,400(2)      Owned by the Bank;
                                        occupied and leased by
                                        the Odessa Branch

Odessa, Texas             2,400         Leased by the Bank;
                                        occupied by the Winwood
                                        Branch

Odessa, Texas               400         Leased by the Bank;
                                        occupied by the 42nd
                                        Street Branch

San Angelo, Texas         6,800(3)      Owned by the Bank;
                                        occupied and leased by
                                        the San Angelo Branch

Stamford, Texas          14,000         Owned by the Bank;
                                        occupied by the Stamford
                                        Branch

Winters, Texas            9,500         Owned by the Bank;
                                        occupied by the Winters
                                        Branch

_________________
(1) The Lubbock Branch occupies approximately 13,300 square feet, leases 7,800 square feet and is attempting to lease the remaining 2,100 square feet.
(2) The Odessa Branch occupies approximately 18,500 square feet, leases 29,200 square feet and is attempting to lease the remaining 14,700 square feet.
(3) The San Angelo Branch occupies approximately 3,400 square feet, leases 2,600 square feet and is attempting to lease the remaining 800 square feet.


     The Bank owns or leases certain additional tracts of land for parking, drive-in facilities and for future expansion or construction of new premises. Aggregate annual rentals of the Company and the Bank for all leased premises during the year ended December 31, 1997, were $51,000. This amount represents rentals paid for the lease of land by the Wylie Branch and of banking premises by the Winwood, Buffalo Gap Road and 42nd Street Branches of the Bank.


ITEM 3.   LEGAL PROCEEDINGS

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

Market Information
------------------

     Since September 12, 1995, the Company's Common Stock has traded on the American Stock Exchange (the "AMEX") under the symbol "IBK."

     The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the AMEX and the amount of dividends per share, adjusted for the 5-for-4 stock spit, effected in the form of a 25% stock dividend, paid to shareholders in May 1997.

                                                         Cash
                                                       Dividends
                           High            Low         Per Share
                         ----------     ----------     ----------
     1996
     ----
     First Quarter       $  8-3/8       $  7-13/16     $   0.02
     Second Quarter         8-13/16        7-3/16          0.04
     Third Quarter          9-11/16        8-11/16         0.04
     Fourth Quarter        14              9-11/16         0.04

     1997
     ----
     First Quarter       $ 13-5/8       $ 11-1/2       $   0.04
     Second Quarter        13-1/4         11-13/16         0.05
     Third Quarter         18-1/4         13-1/8           0.05
     Fourth Quarter        19-3/4         16-1/8           0.05

     1998
     ----
     First Quarter       $ 19-5/8       $ 15-3/4       $   0.05
     (through March 16)

Shareholders
------------

     At March 16, 1998, there were 1,656 stockholders who were individual participants in security position listings.

Dividend Policy
---------------

     THE COMPANY. Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4%, and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well capitalized, the banking company must have Tier 1 and total capital ratios of 8% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock reduced by goodwill. Tier 2 capital for the Company is comprised of all of the allowance for possible loan losses.

     The Board of Directors presently intends to continue the payment of a small cash dividend on the Common Stock. The continued payment of dividends and the amount and timing of any future dividend payments, however, will be determined by the Board of Directors and will depend upon a number of factors, including the extent of funds legally available therefor, dividend requirements of the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"), and the earnings, business prospects, acquisition opportunities, cash needs, financial condition, regulatory and capital requirements of the Company and the Bank and provisions of future loan or financing agreements.

     The Company's ability to pay cash dividends is restricted by the requirement that it and the Bank maintain certain levels of capital in accordance with regulatory guidelines promulgated by, in the case of the Company, the Federal Reserve Board and, in the case of the Bank, the Comptroller. See "Item 1. Business - Regulation and Supervision - the Company - Capital Adequacy Requirements."

     Holders of the Series C Preferred Stock are entitled to receive, if, as and when declared by the Company's Board of Directors, out of funds legally available therefor, in preference to the holders of Common Stock and any other stock ranking junior to the Series C Preferred Stock in respect of dividends, quarterly cumulative cash dividends at the annual rate of $4.20 per share. The aggregate annual dividend payment on the 5,590 shares of the Series C Preferred Stock outstanding at December 31, 1997, was approximately $23,000. If earnings and cash flow from ordinary operations of the Company are not sufficient to enable it to pay the full amount of the dividend on the Series C Preferred Stock, the Company may cumulate all or a portion of the annual dividend. The Company currently has the right to cause the mandatory conversion of the Series C Preferred Stock into Common Stock. The Series C Preferred Stock is the Company's only outstanding preferred issue.

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

     The FDIC requires insured banks, such as the Bank, to maintain certain minimum capital ratios. The FDIC is permitted to require higher ratios if it believes that the financial condition and operations of a particular bank mandates such a higher ratio. The Comptroller has substantially similar requirements. See "Item 1. Business - Regulation and Supervision - The Bank - Capital Adequacy Requirements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Capital Resources."

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

     Dividends paid by the Bank to Independent Financial and by Independent Financial to the Company each totaled $900,000 during 1997. At December 31, 1997, there were approximately $2,780,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.


ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference from page 28 of the Company's 1997 Annual Report to Shareholders under the caption "Selected Consolidated Financial
Information."


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference from pages 30 through 54, inclusive, of the Company's 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference from pages 7 through 27, inclusive, of the Company's 1997 Annual Report to Shareholders under the captions "Report of Coopers & Lybrand L.L.P., Independent Accountants," "Consolidated Balance Sheets," "Consolidated Income Statements," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Quarterly Data (Unaudited)."


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference from pages 6 through 9, inclusive, of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held April 28, 1998 (the "Definitive Proxy Statement"), under the respective captions "Item 1. Election of Directors" and "Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from pages 10 and 11 of the Company's Definitive Proxy Statement under the caption "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is incorporated herein by reference from pages 3 through 5, inclusive, of the Company's
Definitive Proxy Statement under the caption "Voting Securities and Principal Shareholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from page 11 of the Company's Definitive Proxy
Statement under the caption "Executive Compensation - Transactions with Management."

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  Documents Filed as Part of Report.

          1.   Financial Statements

               The following Consolidated Financial Statements of the Company included in PART II of this report are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1997, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b):

                                                        Page
                                                    Reference to
                          Item                      Annual Report
          ---------------------------------------   -------------

          Report of Coopers & Lybrand L.L.P.,
             Independent Accountants                       7

          Consolidated Balance Sheets as of
             December 31, 1997 and 1996                    8

          Consolidated Income Statements for
             the three years in the period
             ended December 31, 1997                       9

          Consolidated Statements of Changes
             in Stockholders' Equity for the
             three years in the period ended
             December 31, 1997                            10

          Consolidated Statements of Cash Flows
             for the three years in the period
             ended December 31, 1997                      11

          Notes to Consolidated Financial Statements      12-26

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

          3.   Exhibits

          (a) The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parenthesis. See the Index of Exhibits included with the exhibits filed as part of this report.

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

          10.1      Form of Nonqualified Option Agreement (Exhibit
                    10.2 to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1992)

          10.2 Loan Agreement dated January 23, 1997, by and among Independent Bankshares, Inc. and Boatmen's First National Bank of Amarillo and related Variable Rate Promissory Note dated January 23, 1997, Security Agreement dated January 23, 1997 and Third Party Pledge Agreement dated January 23, 1997, executed by Independent Financial Corp. (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

          10.3 Master Equipment Lease Agreement, dated December 24, 1992, between Independent Bankshares, Inc. and NCR Credit Corporation, Amendment to Master Equipment Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement Certificate (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1993)

          10.4 Agreement and Plan of Reorganization dated July 11, 1996, between the Company and Crown Park Bancshares, Inc. and Agreement and Plan of Merger dated July 11, 1996 between Western National Bank and First State, N.A. Abilene (Exhibit 1.1 to the Company's Current Report on Form 8-K dated July 11, 1996)

          13.1 Annual Report to Shareholders for the year ended December 31, 1997 (filed herewith)

          21.1      Subsidiaries of Independent Bankshares, Inc.
                    (Exhibit 21.1 to the Company's Registration
                    Statement on Form S-1, SEC File No. 333-16419)

          23.1 Consent of Coopers & Lybrand L.L.P. (filed herewith)

          27.1      Financial Data Schedule (filed herewith)

     (b)  Current Reports on Form 8-K.

               None

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INDEPENDENT BANKSHARES, INC.



                         By:   /s/  BRYAN W. STEPHENSON
                            ---------------------------------------
                                       Bryan W. Stephenson,
                              President and Chief Executive Officer

Date:     March 25, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Title                    Date
     ---------                         -----                    ----

/s/  Bryan W. Stephenson      President, Chief Executive    March 25, 1998
----------------------------- Officer and Director
Bryan W. Stephenson


/s/  Randal N. Crosswhite     Senior Vice President,        March 25, 1998
----------------------------- Chief Financial Officer,
Rnadal N. Crosswhite          Corporate Secretary and
                              Director


/s/  John L. Beckham          Director                      March 25, 1998
-----------------------------
John L. Beckham


/s/  Lee Caldwell             Director                      March 25, 1998
-----------------------------
Lee Caldwell


/s/  Mrs. Wm. R. (Amber) Cree Director                      March 25, 1998
-----------------------------
Mrs. Wm. R. (Amber) Cree



/s/  Louis S. Gee             Director                      March 25, 1998
-----------------------------
Louis S. Gee


----------------------------- Director                      March __, 1998
Nancy E. Jones


----------------------------- Director                      March __, 1998
Marshal M. Kellar

/s/  Tommy McAlister          Director                      March 25, 1998
-----------------------------
Tommy McAlister



/s/  Scott L. Taliaferro      Director                      March 25, 1998
-----------------------------
Scott L. Taliaferro



/s/  James D. Webster, M.D.   Director                      March 25, 1998
-----------------------------
James D. Webster, M.D.



/s/  C. G. Whitten            Director                      March 25, 1998
-----------------------------
C.G. Whitten



----------------------------- Director                      March __, 1998
John A. Wright

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

   10.1             Form of Nonqualified Option Agreement (Exhibit
                    10.2 to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1992)

   10.2 Loan Agreement dated January 23, 1997, by and among Independent Bankshares, Inc. and Boatmen's First National Bank of Amarillo and related Variable Rate Promissory Note dated January 23, 1997, Security Agreement dated January 23, 1997 and Third Party Pledge Agreement dated January 23, 1997 executed by Independent Financial Corp. (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.3 Master Equipment Lease Agreement, dated December 24, 1992, between Independent Bankshares, Inc. and NCR Credit Corporation, Amendment to Master Equipment Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement Certificate (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1993)

   10.4 Agreement and Plan of Reorganization dated July 11, 1996, between the Company and Crown Park Bancshares, Inc. and Agreement and Plan of Merger dated July 11, 1996 between Western National Bank and First State, N.A. Abilene (Exhibit 1.1 to the Company's Current Report on Form 8-K dated July 11, 1996)
   13.1 Annual Report to Shareholders for the year ended December 31, 1997 (filed herewith)

   21.1             Subsidiaries of Independent Bankshares, Inc.
                    (Exhibit 21.1 to the Company's Registration
                    Statement on Form S-1, SEC File No. 333-16419)

   23.1 Consent of Coopers & Lybrand L.L.P. (filed herewith)

   27.1             Financial Data Schedule (filed herewith)