Form 10-K/A
period 1997-12-31
INDEPENDENT BANKSHARES INC
filed 1998-04-30
CIK 318870

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________
                                  FORM 10-K/A

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

(2) Definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders held April 28, 1998 - Part III.

================================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant ("Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1997 to include the following information, financial statements, and exhibits required by Form 11-K with respect to the Independent Bankshares, Inc. Employee Stock Ownership/401(k) Plan ("Plan") for the year ended December 31, 1997. Independent Bankshares, Inc. is the issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:



                          INDEPENDENT BANKSHARES, INC
                     EMPLOYEE STOCK OWNERSHIP/401(k) PLAN

                                   CONTENTS
                                   --------

                          December 31, 1997 and 1996

                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS:

   Independent Auditors' Report                                                1

   Statements of Net Assets Available for Plan Benefits                        2

   Statements of Changes in Net Assets Available for Plan Benefits             3

   Notes to Financial Statements                                               4

SUPPLEMENTARY INFORMATION:

   Independent Auditors' Report on Supplementary Information                   9

   Schedule of Assets Held for Investment Purposes                            10

   Schedule of Reportable Transactions                                        11

           [LETTERHEAD OF CONDLEY AND COMPANY, L.L.P. APPEARS HERE]
--------------------------------------------------------------------------------



                                March 25, 1998



TO THE EMPLOYEE STOCK OWNERSHIP / 401(k) PLAN COMMITTEE OF
INDEPENDENT BANKSHARES, INC.
ABILENE, TEXAS



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



We have audited the accompanying statements of net assets available for plan benefits of the INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP / 401(k) PLAN as of December 31, 1997 and 1996, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP / 401(k) PLAN as of December 31, 1997 and 1996, and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

                                    /s/ CONDLEY AND COMPANY, L.L.P.

                                    Certified Public Accountants

       INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP / 401(k) PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
              ----------------------------------------------------



                                                              December 31,
                                                        -----------------------

                                                           1997         1996
                                                        ----------   ----------


                                     ASSETS
                                     ------


CASH AND CASH EQUIVALENTS                               $   65,371   $   85,434

CONTRIBUTIONS RECEIVABLE                                     4,614            0

INVESTMENTS AT FAIR VALUE (NOTE 5)                       3,128,348    1,861,924

NOTES RECEIVABLE (NOTE 6)                                   56,252       24,773

ACCRUED INCOME                                                 285           60
                                                        ----------   ----------

TOTAL ASSETS                                             3,254,870    1,972,191

ACCRUED LIABILITIES                                          5,366        4,859

NOTE PAYABLE (NOTE 7)                                      193,832            0
                                                        ----------   ----------


NET ASSETS AVAILABLE FOR PLAN BENEFITS                  $3,055,672   $1,967,332
                                                        ==========   ==========













  The accompanying notes are an integral part of the financial statements.

       INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP / 401(k) PLAN

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
         ---------------------------------------------------------------

                                                         Year Ended December 31,
                                                       ---------------------------

                                                           1997          1996
                                                       -----------   ------------
ADDITIONS:

   Investment Income:
     Net unrealized appreciation in
      fair value of investments                        $ 1,093,94    $  588,185
     Dividend income                                       29,601        21,591
     Interest income                                        9,038         6,343
     Miscellaneous income                                       0             8
     Gain on sale of investments                            1,236         1,949
                                                       ----------    ----------

        Total Investment Income                         1,133,823       618,076

   Employer contributions                                  99,690        76,751

   Employee contributions                                  71,372        49,612
                                                       ----------    ----------

        Total Additions                                 1,304,885       744,439
                                                       ----------    ----------


DEDUCTIONS:

   Distributions to participants                          170,952        80,161

   Administrative expenses                                 45,593        19,580
                                                       ----------    ----------

        Total Deductions                                  216,545        99,741
                                                       ----------    ----------

NET INCREASE                                            1,088,340       644,698

NET ASSETS AVAILABLE FOR PLAN BENEFITS:

   Beginning of Year                                    1,967,332     1,322,634
                                                       ----------    ----------

   End of Year                                         $3,055,672    $1,967,332
                                                       ==========    ==========









The accompanying notes are an integral part of the financial statements.

      INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP / 401(k) PLAN

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                          December 31, 1997 and 1996


NOTE 1:   DESCRIPTION OF PLAN

          INDEPENDENT BANKSHARES, INC. (the "Company") established the INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP PLAN (the "Plan") effective January 1, 1987. The Plan is an employee stock ownership plan (ESOP), and is designed to comply with Section 4975
          (e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended (the "Code") and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Plan is administered by INDEPENDENT BANKSHARES, INC. Employers participating in the Plan during the year are INDEPENDENT BANKSHARES, INC. and its wholly owned subsidiary FIRST STATE BANK, N.A., ABILENE, TEXAS. FIRST STATE BANK, N.A., ABILENE is the Plan's trustee.

          The Plan was amended in 1993 to add a 401(k) provision. This allows plan participants to make salary deferrals which are credited to each participant's account. The Plan name was changed to the INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP / 401(k) PLAN.

          The more significant aspects of the Plan are summarized below:

          Eligibility to Participate
          --------------------------

          An employee becomes a participant on the January 1 or July 1 coincident with or immediately following the later of the date on which he or she completes one year of service (1,000 hours), and attains age 21.

          Employer's Contributions
          ------------------------

          The Company, at its discretion, annually will determine the amount of its contribution, if any, to the Plan. The Company may make its contribution to the Plan in cash or in the Company's common stock or such property that is acceptable to the trustee. For each plan year the Company and its subsidiaries contribute to the Plan, the allocation of the contribution will be based upon a participant's proportionate share of the total compensation paid during that plan year to all participants in the Plan. The Company may also, at its discretion, make a matching contribution of up to 5% of eligible participants' yearly compensation.

          Employee Contributions
          ----------------------

          The Plan permits (but does not require) employees to make voluntary contributions or salary deferrals up to the maximum amount allowable by law.

          Vesting
          -------

          An employee's interest in the contributions by the Company and its subsidiaries to the Plan for the employee's benefit becomes 100% vested (nonforfeitable) upon the employee attaining age 65, or if the employee terminates employment because of death or disability. If an employee terminates employment prior to normal retirement age for any reason other than death or disability, then the employee's interest in the contributions by the Company and its subsidiaries to the Plan for the employee's benefit becomes vested in accordance with the following schedule:


             Years of Service                            Nonforfeitable
             With the Employer                          Accrued Benefit
        ---------------------------             ------------------------------

               Less than 2                                   None

                    2                                         10%

                    3                                         20%

                    4                                         40%

                    5                                         60%

                    6                                         80%

                    7                                        100%


          Forfeitures
          -----------

          The Plan provides two methods of vesting forfeiture. The primary method of vesting forfeiture is the "forfeiture break in service" rule. The secondary method of forfeiture is the "cash out" rule. Termination of employment alone will not result in a forfeiture under the Plan unless an employee does not return to employment with the Company before incurring a "forfeiture break in service" (a period of 5 consecutive plan years). The cash out rule becomes operative if an employee terminates employment and receives a total distribution of the vested portion of his or her account balance.

          Distributions
          -------------

          Distributions after an employee attains age 65 will be paid as soon thereafter as is practical.

          If an employee dies prior to receiving all of his or her benefits under the Plan, the trustee will pay the balance of their account to their beneficiary.

          If an employee becomes disabled, the trustee will pay his or her account balance as if he or she had retired.

          If an employee terminates employment prior to attaining normal retirement age, the trustee will distribute the employee's vested interest in lump sum or in equal installments over a fixed period of time. The Employee Stock Ownership / 401(k) Plan Committee will direct the trustee to distribute the employee's vested interest in the Plan at any time prior to the close of the plan year in which the employee separates from service, postpone distribution until after the plan year in which the employee separates from service, or postpone distribution until the employee attains age 65.

          Plan Termination
          ----------------

          The Company reserves the right to terminate the Plan at any time, subject to Plan provisions. Upon such termination of the Plan, the interest of each participant will be distributed to such participant or his or her beneficiary at the time prescribed by the Plan terms and the Code.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Investment Valuation and Income Recognition
          -------------------------------------------

          The shares of Common Stock of the Company are valued at fair value on December 31 of each year. Fair values at December 31, 1997 and 1996, were determined by using the closing sales prices for the last market transaction on or prior to those dates according to the American Stock Exchange.

          Mutual funds owned by the Company are valued at fair value on December 31 of each year. Fair value is determined by the fair value on December 31 as published in the Wall Street Journal.

          Dividend income is accrued on the ex-dividend date.

          Purchases and sales of securities are recorded on a trade-date basis. Realized gains and losses from security transactions are reported on the specific identification method.

          Contributions
          -------------

          Contributions are recognized in the year in which they are declared and not received.


NOTE 3:   TAX STATUS

          The Internal Revenue Service has determined and informed the Company by a letter dated June 28, 1995, that the Plan is qualified and tax-exempt under the appropriate sections of the Code.


NOTE 4:   ADMINISTRATION OF PLAN ASSETS

          The Plan's assets, which consist principally of the Company's Common Stock and mutual funds, are held by the trustee of the Plan.

          Contributions are held and managed by the trustee under the direction of the Employee Stock Ownership / 401(k) Plan Committee. The trustee invests contributions received, interest, and dividend income and makes distributions to participants.

          Certain administrative functions are performed by officers or employees of the Company or its subsidiaries. No such officer or employee receives compensation from the Plan.


NOTE 5:   INVESTMENTS

          The Plan's investments, at December 31, are presented in the following table:




                                                                        1997
                                                       ----------------------------------------
                                                        Number of
                                                       Shares Held       Cost       Fair Value
                                                       -----------    ---------   -------------
          Independent Bankshares, Inc. Common Stock      154,199      $ 555,859    $  3,035,793

          Federated Managed Income Fund                  839.7655         8,688           9,011

          Federated Managed Growth & Income Fund       3,210.2689        34,890          36,533

          Federated Managed Growth Fund                1,768.955         20,162          21,564

          Federated Managed Aggressive Growth Fund     1,974.148         23,563          25,447
                                                                      ---------    ------------
              Total                                                   $ 643,162    $  3,128,348
                                                                      =========    ============

                                                                         1996
                                                       ----------------------------------------
                                                        Number of
                                                       Shares Held       Cost      Fair Value
                                                       -----------    ----------  -------------
          Independent Bankshares, Inc. Common Stock     112,672       $  371,417   $  1,789,231

          Federated Managed Income Fund                 891.7925           9,139          9,275

          Federated Managed Growth & Income Fund      2,535.7119          26,970         28,070

          Federated Managed Growth Fund               1,701.965           18,470         20,066

          Federated Managed Aggressive Growth Fund    1,263.966           13,959         15,282
                                                                      ----------   ------------
              Total                                                   $  439,955   $  1,861,924
                                                                      ==========   ============

NOTE 6:   NOTES RECEIVABLE

          Notes receivable from participants as of December 31, consist of the following:

                                                                                       1997           1996
                                                                                   ----------      ----------
          Albert Jordan, originated December 16, 1997, at $15,800 with
              monthly payments of $500, including interest at 8.5%                 $   15,800      $       0

          Luther Snell, originated November 15, 1997 at $13,000 with
              monthly payments of $270, including interest at 8.5%                     12,821              0

          Luther Snell, originated January 10, 1997, at $15,000 with
              monthly payments of $306, including interest at 8.25%                    12,668              0


          Randal Crosswhite, originated January 17, 1997, at $10,439
              with monthly payments of $212, including interest at 8.25%                8,633              0

          Carolyn Marshall, originated November 5, 1996, at $3,850 with
              monthly payments of $100, including interest at 8.75%                     2,872          3,778

          Joel Velasquez, originated August 18, 1997, at $2,322 with
              monthly payments of $165, including interest at 8.25%                     2,126              0

          Karen Timmons, originated November 15, 1997, at $1,387 with
              monthly payments of $65, including interest at 8.5%                       1,332              0

          Albert Jordan, originated December 13, 1996, at $9,000 with
              monthly payments of $408, including interest at 9%                            0          9,000

          Randal Crosswhite, originated December 23, 1996, at $8,500
              with monthly payments of $173, including interest at 8.25%                    0          8,500

          Randal Crosswhite, originated March 29, 1995, at $2,600 with
              monthly payments of $163, including interest at 9%                            0          1,938

          Joel Velasquez, originated April 18, 1996, at $1,195 with
              monthly payments of $54, including interest at 8.25%                          0            812

          Karen Timmons, originated September 19, 1996, at $850 with
              monthly payments of $39, including interest at 8.5%                           0            745
                                                                                   ----------      ---------
              Total                                                                $   56,252      $  24,773
                                                                                   ==========      =========

NOTE 7:   NOTE PAYABLE

          During January 1997, the Plan established a note payable to the Company in the original amount of $213,750, the proceeds of which were used to purchase Common Stock of the Company in a public stock offering. Monthly payments are $3,480 including interest at the Company's floating prime interest rate plus 1%(9.5% at December 31, 1997). The loan is scheduled to mature in January, 2004. The balance at December 31, 1997, was $193,832.

          The following is a five-year maturity schedule of the note payable:

                                     1998         $      24,437
                                     1999                26,862
                                     2000                29,528
                                     2001                32,459
                                     2002                35,680
                                     Subsequent          44,866
                                                  -------------
                                      Total       $     193,832
                                                  =============

            [LETTERHEAD OF CONDLEY AND COMPANY, L.L.P APPEARS HERE]




                                 March 25, 1998



TO THE EMPLOYEE STOCK OWNERSHIP / 401(k) PLAN COMMITTEE OF
INDEPENDENT BANKSHARES, INC.
ABILENE, TEXAS


           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION
           ---------------------------------------------------------


Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                    /s/ CONDLEY AND COMPANY, L.L.P.
                                    Certified Public Accountants

       INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP / 401(k) PLAN
                                EIN 75-1717279
                                 Plan No. 003
                                 ------------
                        Plan Year Ended December 31, 1997

           Item 30a - Schedule of Assets Held for Investment Purposes

                a                                          b                          c               d
                -                                          -                          -               -

                                              Description of Investment,
                                            Including Maturity Date, Rate
   Identity of Issuer, Borrower,            of Interest, Collateral, Par or                       Current
    Lessor, or Similar Party                       Maturity Value                    Cost          Value
------------------------------------     ------------------------------------   -------------- --------------
Independent Bankshares, Inc.              154,199 shares of $0.25 par value
                                          Common Stock                          $    555,859   $  3,035,793


Federated Managed Income Fund             839.7655 fund units                          8,688          9,011

Federated Managed Growth &
  Income Fund                             3,210.2689 fund units                       34,890         36,533

Federated Managed Growth Fund             1,768.955 fund units                        20,162         21,564

Federated Managed Aggressive
  Growth Fund                             1,974.148 fund units                        23,563         25,447


       INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP / 401(k) PLAN
                                 EIN 75-1717279
                                  Plan No. 003
                                  ------------
                        Plan Year Ended December 31, 1997

                 Item 30d - Schedule of Reportable Transactions

       a                    b                    c            d         e          f              g            h            i
       -                    -                    -            -         -          -              -            -            -

                      Description of                                                                        Current
                      Asset (Include                                            Expense                    Value of
  Identity of           Interest Rate                                           Incurred                   Asset on
    Party             and Maturity in         Purchase     Selling    Lease       With         Cost of    Transaction    Net Gain
   Involved          case of a Loan)           Price        Price     Rental   Transaction      Asset         Date       or (Loss)
---------------- -------------------------   ----------   ---------  --------  -----------   ----------   -----------   ----------
Independent       Purchase of 18,750         $  213,750      N/A       N/A     $         0   $  213,750   $   213,750      N/A
Bankshares,       shares, adjusted for the
Inc.              25% stock dividend in
                  May 1997, of Common
                  Stock of the Company


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of Report.

          3.   Exhibits

               The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parenthesis. See the Index of Exhibits included with the exhibits filed as part of the original Annual Report on Form 10-K.

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

          13.1 Annual Report to Shareholders for the year ended December 31, 1997 (previously filed)

          21.1 Subsidiaries of Independent Bankshares, Inc. (Exhibit 21.1 to the Company's Registration Statement on Form S-1, SEC File No. 333-16419)

          23.1    Consent of Coopers & Lybrand L.L.P. (previously filed)

          23.2    Consent of Condley and Company, L.L.P. (filed herewith)

          27.1    Financial Data Schedule (previously filed)

     (b)  Current Reports on Form 8-K.


                  None

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 30, 1998

                              INDEPENDENT BANKSHARES, INC.



                              By:     /s/    Bryan W. Stephenson
                                 -----------------------------------------------
                                              Bryan W. Stephenson,
                                      President and Chief Executive Officer


                              By:     /s/ Randal N. Crosswhite
                                 -----------------------------------------------
                                              Randal N. Crosswhite
                                    Senior Vice President, Chief Financial
                                          Officer, Corporate Secretary


                              INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK
                              OWNERSHIP/401(K) PLAN

                              By:   First State Bank, N.A., Abilene, Trustee

                                    By: /s/ CAROLYN K. MARSHALL
                                       -----------------------------------------
                                    Name: Carolyn K. Marshall
                                         ---------------------------------------
                                    Title: VP/TO
                                          --------------------------------------

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

     13.1 Annual Report to Shareholders for the year ended December 31, 1997 (previously filed)

     21.1 Subsidiaries of Independent Bankshares, Inc. (Exhibit 21.1 to the Company's Registration Statement on Form S-1, SEC File No. 333-16419)

     23.1        Consent of Coopers & Lybrand L.L.P. (previously filed)

     23.2        Consent of Condley and Company, L.L.P. (filed herewith)

     27.1        Financial Data Schedule (previously filed)