Form 10-Q
period 1998-03-31
INDEPENDENT BANKSHARES INC
filed 1998-05-15
CIK 318870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1998

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock at March 31, 1998.

         Class:  Common Stock, par value $0.25 per share
        Outstanding at March 31, 1998:  1,977,099 shares

PART I

FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                   CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1998 AND DECEMBER 31, 1997
                           (Unaudited)



                                                                                       March 31,    December 31,
ASSETS                                                                                   1998           1997
                                                                                     ------------   ------------
Cash and Cash Equivalents:
  Cash and Due from Banks                                                            $ 16,256,000   $ 14,518,000
  Federal Funds Sold                                                                   35,700,000     24,900,000
                                                                                     ------------   ------------
     Total Cash and Cash Equivalents                                                   51,956,000     39,418,000
                                                                                     ------------   ------------
Securities:
  Available-for-sale                                                                   19,374,000     22,501,000
  Held-to-maturity                                                                     43,763,000     47,293,000
                                                                                     ------------   ------------
     Total Securities                                                                  63,137,000     69,794,000
                                                                                     ------------   ------------
Loans:
  Total Loans                                                                         141,204,000    142,315,000
  Less:
     Unearned Income on Installment Loans                                               1,157,000      1,462,000
     Allowance for Possible Loan Losses                                                 1,121,000      1,173,000
                                                                                     ------------   ------------
       Net Loans                                                                      138,926,000    139,680,000
                                                                                     ------------   ------------
Premises and Equipment                                                                  7,411,000      7,518,000
Goodwill                                                                                3,103,000      3,159,000
Accrued Interest Receivable                                                             2,086,000      2,208,000
Other Real Estate and Other Repossessed Assets                                            417,000        739,000
Other Assets                                                                            2,003,000      2,058,000
                                                                                     ------------   ------------

          Total Assets                                                               $269,039,000   $264,574,000
                                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits                                                $ 44,294,000   $ 43,868,000
  Interest-bearing Demand Deposits                                                     79,015,000     77,495,000
  Interest-bearing Time Deposits                                                      123,501,000    121,438,000
                                                                                     ------------   ------------
     Total Deposits                                                                   246,810,000    242,801,000
Accrued Interest Payable                                                                  879,000        947,000
Notes Payable                                                                               5,000         57,000
Other Liabilities                                                                         446,000        242,000
                                                                                     ------------   ------------
          Total Liabilities                                                           248,140,000    244,047,000
                                                                                     ------------   ------------

Stockholders' Equity:
Series C Preferred Stock                                                                   55,000         56,000
Common Stock                                                                              494,000        494,000
Additional Paid-in Capital                                                             13,921,000     13,921,000
Retained Earnings                                                                       6,568,000      6,218,000
Accumulated Other Comprehensive Income                                                     48,000         31,000
Unearned ESOP Stock                                                                      (187,000)      (193,000)
                                                                                     ------------   ------------
          Total Stockholders' Equity                                                   20,899,000     20,527,000
                                                                                     ------------   ------------

            Total Liabilities and Stockholders' Equity                               $269,039,000   $264,574,000
                                                                                     ============   ============



  See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             QUARTERS ENDED MARCH 31, 1998 AND 1997
                           (Unaudited)


                                                                                       Quarter Ended March 31,
                                                                                     ---------------------------
                                                                                         1998           1997
                                                                                     ------------   ------------
Interest Income:
  Interest and Fees on Loans                                                         $ 3,144,000    $ 2,731,000
  Interest on Securities                                                               1,017,000      1,310,000
  Interest on Federal Funds Sold                                                         414,000        255,000
                                                                                     -----------    -----------
     Total Interest Income                                                             4,575,000      4,296,000
                                                                                     -----------    -----------
Interest Expense:
  Interest on Deposits                                                                 2,152,000      2,036,000
  Interest on Notes Payable                                                                1,000         20,000
                                                                                     -----------    -----------
     Total Interest Expense                                                            2,153,000      2,056,000
                                                                                     -----------    -----------
       Net Interest Income                                                             2,422,000      2,240,000
  Provision for Loan Losses                                                              175,000              0
                                                                                     -----------    -----------
          Net Interest Income After Provision for Loan Losses                          2,247,000      2,240,000
                                                                                     -----------    -----------
Noninterest Income:
  Service Charges                                                                        460,000        346,000
  Trust Fees                                                                              47,000         46,000
  Other Income                                                                           152,000         30,000
                                                                                     -----------    -----------
     Total Noninterest Income                                                            659,000        422,000
                                                                                     -----------    -----------
Noninterest Expenses:
  Salaries and Employee Benefits                                                       1,079,000        919,000
  Net Occupancy Expense                                                                  229,000        195,000
  Equipment Expense                                                                      214,000        202,000
  Stationery, Printing and Supplies Expense                                               98,000         86,000
  Professional Fees                                                                       63,000         90,000
  Goodwill Amortization                                                                   56,000         44,000
  Net Cost Applicable to Other Real Estate and Other Repossessed Assets                   26,000          5,000
  Other Expenses                                                                         418,000        349,000
                                                                                     -----------    -----------
     Total Noninterest Expenses                                                        2,183,000      1,890,000
                                                                                     -----------    -----------
          Income Before Federal Income Taxes                                             723,000        772,000
  Federal Income Taxes                                                                   268,000        279,000
                                                                                     -----------    -----------
Net Income                                                                             455,000        493,000
Other Comprehensive Income, Net of Taxes:
    Unrealized Holding Gains (Losses) on Available-for-sale Securities
      Arising During Period                                                               17,000        (64,000)
                                                                                     -----------    -----------
  Comprehensive Income                                                               $   472,000    $   429,000
                                                                                     ===========    ===========

Preferred Stock Dividends                                                            $     6,000    $    14,000
                                                                                     ===========    ===========

Net Income Available to Common Stockholders                                          $   449,000    $   479,000
                                                                                     ===========    ===========

Basic Earnings per Common Share Available to Common Stockholders                     $      0.23    $      0.29
                                                                                     ===========    ===========

Diluted Earnings Per Common Share Available to Common Stockholders                   $      0.22    $      0.26
                                                                                     ===========    ===========


  See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             QUARTERS ENDED MARCH 31, 1998 AND 1997
                           (Unaudited)


                                                                                         1998           1997
                                                                                     ------------   ------------

Cash Flows from Operating Activities:
  Net Income                                                                         $    455,000   $    493,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Deferred Federal Income Tax Expense                                                     110,000        115,000
  Depreciation and Amortization                                                           201,000        157,000
  Provision for Loan Losses                                                               175,000              0
  Gains on Sales of Other Real Estate and Other Repossessed Assets                         (3,000)        (1,000)
  Writedown of Other Real Estate and Other Repossessed Assets                                   0          2,000
  (Increase) Decrease in Accrued Interest Receivable                                      122,000       (162,000)
  Decrease in Other Assets                                                                 55,000        266,000
  Decrease in Accrued Interest Payable                                                    (68,000)      (196,000)
  Increase (Decrease) in Other Liabilities                                                 94,000        (33,000)
                                                                                     ------------   ------------
       Net Cash Provided by Operating Activities                                        1,141,000        641,000
                                                                                     ------------   ------------

Cash Flows from Investing Activities:
  Proceeds from Maturities of Available-for-sale Securities                             5,156,000        209,000
  Proceeds from Maturities of Held-to-maturity Securities                               8,957,000      6,889,000
  Purchases of Available-for-sale Securities                                           (2,004,000)    (6,046,000)
  Purchases of Held-to-maturity Securities                                             (5,450,000)    (8,021,000)
  Net Decrease in Loans                                                                   234,000        872,000
  Additions to Premises and Equipment                                                      38,000        (25,000)
  Proceeds from Sales of Other Real Estate and Other Repossessed Assets                   614,000        332,000
  Net Cash and Cash Equivalents Paid in Acquisition                                             0     (1,236,000)
                                                                                     ------------   ------------
       Net Cash Provided by (Used in) Investing Activities                              7,545,000     (7,026,000)
                                                                                     ------------   ------------

Cash Flows from Financing Activities:
  Increase in Deposits                                                                  4,009,000      2,286,000
  Proceeds from Notes Payable                                                                   0      1,300,000
  Repayment of Notes Payable                                                              (52,000)    (2,805,000)
  Net Proceeds from Issuance of Equity Securities                                               0      3,981,000
  Payment of Cash Dividends                                                              (105,000)       (85,000)
                                                                                     ------------   ------------
       Net Cash Provided by Financing Activities                                        3,852,000      4,677,000
                                                                                     ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   12,538,000     (1,708,000)
Cash and Cash Equivalents at Beginning of Period                                       39,418,000     29,958,000
                                                                                     ------------   ------------

Cash and Cash Equivalents at End of Period                                           $ 51,956,000   $ 28,250,000
                                                                                     ============   ============

Noncash Investing Activities:
     Additions to Other Real Estate and Other Repossessed Assets
        Through Foreclosures                                                         $    355,000   $    391,000
     Sales of Other Real Estate and Other Repossessed Assets Financed
        with Loans                                                                         60,000         54,000
     Increase (Decrease) in Unrealized Gain/Loss on Available-for-sale
       Securities, Net of Tax                                                              17,000        (64,000)

  See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     For information with regard to significant accounting policies, reference is made to Notes to Consolidated Financial
Statements included in the Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended.

     The accompanying financial statements reflect all adjustments necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal recurring nature.

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes them comparable to international earnings per share accounting standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The Company adopted FAS 128 on December 31, 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted FAS 130 on January 1, 1998.

(3)  ACQUISITION OF SUBSIDIARY BANK

     The Company completed the acquisition of Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), effective January 28, 1997, for an aggregate cash consideration of $7,510,000. On the acquisition date, Crown Park was merged with and into a wholly owned subsidiary of the Company and Western National was merged with and into the Company's subsidiary bank, First State Bank, National Association, Abilene, Texas (the "Bank"). To obtain funding for the acquisition, the Company sold an aggregate of 395,312 shares of its common stock in an underwritten offering at a price of $11.40 per share (the "Offering"). This included 51,562 shares covered by the underwriter's over-allotment option. The above number of shares and price per share have been adjusted for the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to the Company's shareholders in May 1997. The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance a portion of the cost of acquiring Crown Park. The $800,000 of borrowings was reduced to $400,000 with the proceeds of the sale of the over-allotment shares. The borrowing was paid off on December 31, 1997. At the date of acquisition, Crown Park had total assets of $60,420,000, total loans, net of unearned income, of $41,688,000, total deposits of $53,604,000 and stockholders' equity of $4,238,000. This acquisition was accounted for using the purchase method of accounting. A total of $2,486,000 of goodwill was recorded as a result of this acquisition.

(4)  FEDERAL INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which required companies to adopt the liability method for computing income taxes. The Company decreased its deferred tax asset valuation allowance relating to The Winters State Bank,

Winters, Texas ("Winters State"), and Peoples National Bank, Winters, Texas ("Peoples National"), which were acquired in 1993 and 1996, respectively, by $112,000 during the third quarter of 1997 based on the Company's trend of positive operating results. The Company may reduce or increase its valuation allowance depending on changes in the expectation of future earnings and other circumstances. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(5)  EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the basic earnings per share calculations. In computing diluted earnings per common share for the quarters ended March 31, 1998 and 1997, the conversion of the Series C Preferred Stock was assumed, as the effects are dilutive. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended March 31, 1998 and 1997, was 1,960,000 and 1,630,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended March 31, 1998 and 1997, was 2,085,000 and 1,960,000 shares, respectively.

(6)  UNEARNED ESOP STOCK

     The Company's Employee Stock Ownership/401(k) Plan (the "Plan") purchased 18,750 shares, adjusted for the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to stockholders in May 1997, of the Company's common stock (the "Common Stock") in the Company's public stock offering (the "Offering") in January 1997 for $214,000. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $4,000, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1% (9.50% at March 31, 1998). The note is collateralized by the stock purchased in the Offering.

     As a result of the lending arrangement between the Company and the Plan, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At March 31, 1998, a total of 16,444 shares with an original cost of $187,000 are considered to be unearned.

(7)  ACCUMULATED OTHER COMPREHENSIVE INCOME

     An analysis of accumulated other comprehensive income for the quarters ended March 31, 1998 and 1997, is as follows:

                                 Unrealized Gains (Losses) on
                                 Available-for-sale Securities
                                 -----------------------------
                                     1998              1997
                                 ------------     ------------
     Balance, at January 1         $     31        $      25
     Current period change               17              (64)
                                 ------------     ------------
       Balance, at March 31        $     48        $     (39)
                                 ============     ============

(8)  SUBSEQUENT EVENT

     Subsequent to March 31, 1998, holders of a total of 444 shares of the Company's Series C Preferred Stock converted such shares into 10,197 shares of Common Stock. As of the date of filing of this report, the Company had 5,066 shares of Series C Preferred Stock and 1,987,296 shares of Common Stock issued and outstanding.

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

THE COMPANY

     The Company is a bank holding company that, at March 31, 1998, owned 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the West Texas cities of Abilene (three locations), Lubbock, Odessa (three locations), San Angelo, Stamford and Winters. The Bank acquired its two branches in Stamford and Winters when two of the Company's former subsidiary banks, The First National Bank in Stamford, Stamford, Texas ("First National"), and The Winters State Bank, Winters, Texas ("Winters State"), were merged into the Bank, effective November 1, 1994.

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

     As noted in "Note 3: Acquisition of Subsidiary Bank," the Company acquired Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), on January 28, 1997. Western National was merged with and into and became a branch of the Bank.

RESULTS OF OPERATIONS

General
-------

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at March 31, 1998, and December 31, 1997, and results of operations for each of the quarters ended March 31, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income
----------

     Net income for the quarter ended March 31, 1998, amounted to $455,000 ($0.23 basic and $0.22 diluted earnings per common share, respectively) compared to net income of $493,000 ($0.29 basic and $0.26 diluted earnings per common share, respectively) for the quarter ended March 31, 1997. Net income and earnings per share decreased in 1998 primarily due to the difference between the $175,000 provision for loan losses recorded during the first quarter of 1998 compared to no provision during the first quarter of 1997.

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

     Net interest income amounted to $2,422,000 for the first quarter of 1998, an increase of $182,000, or 8.1%, from the first quarter of 1997. Net interest income for the first quarter of 1997 was $2,240,000. The increase in 1998 was due to the acquisition of Crown Park effective January 28, 1997. The net interest margin on a fully taxable-equivalent basis, increased from 4.00% for the first quarter of 1997, to 4.10% for the first quarter of 1998, which was a decrease from the 4.22% recorded during the fourth quarter of 1997. The increase in the net interest margin from the first quarter of 1997 to the first quarter of 1998 is due primarily to the increase in the Company's loan-to-deposit ratio as a result of the acquisition of Crown Park. The decrease in the net interest margin from the fourth quarter of 1997 to the first quarter of 1998 was primarily a result of securities balances averaging approximately $9 million less than in the fourth quarter of 1997 and federal funds sold balances averaging approximately $11.6 million more than the fourth quarter of 1997. The average yields for securities and federal funds sold for the first quarter of 1998 were 6.12% and 5.46%, respectively.

     At March 31, 1998, approximately $32,273,000, or 23.0%, of the Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. Average overall rates paid for various types of certificates of deposit were relatively stable from March 31, 1997, to March 31, 1998. For example, the average rate paid for certificates of deposit less than $100,000 was 5.29% for both in the first quarter of 1997 and 1998; however, the average rate paid by the Company for certificates of deposit of $100,000 or more decreased slightly to 5.37% during the first quarter of 1998 from 5.47% during the first quarter of 1997. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, increased slightly from an average of 2.65% during the first quarter of 1997 to an average of 2.69% during the first quarter of 1998. These changes caused the Company's overall cost of interest-bearing deposits to decrease from 4.31% for the first three months of 1997 to 4.29% for the first three months of 1998.

     The following table presents the average balance sheets of the Company for the quarters ended March 31, 1998 and 1997, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

                                                                   Quarter Ended March 31,
                                                  --------------------------------------------------------
                                                             1998                          1997
                                                  --------------------------    --------------------------
                                                            Interest                      Interest
                                                  Average   Income/   Yield/    Average   Income/   Yield/
                                                  Balance   Expense   Rate      Balance   Expense   Rate
                                                  --------  --------  ------    --------  --------  ------
ASSETS(1)                                                           (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (2)               $139,643  $  3,144    9.01%   $118,161  $  2,731    9.25%
  Securities (3)                                    66,584     1,018    6.12      86,561     1,311    6.06
  Federal funds sold                                30,325       414    5.46      19,164       255    5.32
                                                  --------  --------  ------    --------  --------  ------
     Total interest-earning assets                 236,552     4,576    7.74     223,886     4,297    7.68
                                                  --------  --------  ------    --------  --------  ------

Noninterest-earning assets:
  Cash and due from banks                           14,019                         9,237
  Premises and equipment                             7,473                         6,097
  Goodwill                                           3,130                         2,802
  Accrued interest receivable
    and other assets                                 4,921                         4,884
  Allowance for possible loan losses                (1,103)                       (1,040)
                                                  --------                      --------
     Total noninterest-earning assets               28,440                        21,980
                                                  --------                      --------
       Total assets                               $264,992                      $245,866
                                                  ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
    market deposits                               $ 78,258  $    527    2.69%   $ 71,905  $    477    2.65%
  Time deposits                                    122,320     1,625    5.31     116,909     1,559    5.33
                                                  --------  --------  ------    --------  --------  ------
     Total interest-bearing deposits               200,578     2,152    4.29     188,814     2,036    4.31
  Notes payable                                          6         1    7.84         898        20    8.91
                                                  --------  --------  ------    -------   --------  ------
     Total interest-bearing liabilities            200,584     2,153    4.29     189,712     2,056    4.34
                                                  --------  --------  ------    --------  --------  ------

Noninterest-bearing liabilities:
  Demand deposits                                   42,135                        37,356
  Accrued interest payable and
     other liabilities                               1,458                         1,215
                                                  --------                      --------
     Total noninterest-bearing liabilities          43,593                        38,571
                                                  --------                      --------
       Total liabilities                           244,177                       228,283

Stockholders' equity                                20,815                        17,583
                                                  --------                      --------
          Total liabilities and
            stockholders' equity                  $264,992                      $245,866
                                                  ========                      ========

Net interest income                                         $  2,423                      $  2,241
                                                            ========                      ========
Interest rate spread (4)                                                3.45%                         3.34%
                                                                      ======                        ======
Net interest margin (5)                                                 4.10%                         4.00%
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

                                                  March 31, 1998 vs 1997(1)
                                                  --------------------------
                                                  Increase (Decrease) Due To
                                                           Changes In
                                                  --------------------------
                                                  Volume     Rate      Total
                                                  ------    ------    ------
                                                        (In thousands)
Interest-earning assets:
  Loans, net of unearned income (2)               $  497    $  (84)   $  413
  Securities (3)                                    (303)       10      (293)
  Federal funds sold                                 148        11       159
                                                  ------    ------    ------
     Total interest income                           342       (63)      279
                                                  ------    ------    ------

Interest-bearing liabilities:
  Deposits:
    Demand, savings and money market deposits         42         8        50
    Time deposits                                     72        (6)       66
                                                  ------    ------    ------
     Total interest-bearing deposits                 114         2       116
   Notes payable                                     (19)       --       (19)
                                                  ------    ------    ------
        Total interest expense                        95         2        97
                                                  ------    ------    ------

Increase (decrease) in net interest income        $  247    $  (65)   $  182
                                                  ======    ======    ======
______________________________
(1)  Income statement items include the income statement accounts of Crown Park beginning January 28, 1997, the date of
     acquisition of such company.
(2)  Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(3)  Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of
     34%.


Provision for Loan Losses
-------------------------

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. There was no provision for loan losses made for the quarter ended March 31, 1997, compared to $175,000 for the quarter ended March 31, 1998. No provision for loan losses was made during the first quarter of 1997 due to the fact that the Company had net recoveries of previously charged off loans of $124,000 during that period. The provision for the first quarter of 1998 was larger than normal due to a higher level of charge-offs. Of the total charge-offs of $240,000 during the first quarter of 1998, $185,000, or 77.1%, were indirect installment loans. Of the $185,000 in indirect loan charge-offs, $108,000, or 58.4% were originated at the Bank's Lubbock location. The Bank is continuing to make indirect installment loans; however, the Company is attempting to reduce its reliance on such loans. See "Analysis of Financial Condition - Loan Portfolio" below. In management's opinion, the overall quality of the Company's loan portfolio has continued to improve.

Noninterest Income
------------------

     Noninterest income increased $237,000, or 56.2%, from $422,000 during the first quarter of 1997 to $659,000 during the first quarter of 1998.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $346,000 during the first three months of 1997 to $460,000 during the first three months of 1998, a $114,000, or 32.9%, increase. The increase was due to the acquisition of Crown Park during January 1997, service charges on the accounts of seven (7) Albertson's grocery stores which began in October 1997 and an increase in rates on selected charges during the first quarter of 1998.

     Trust fees from the operation of the trust department of the Bank increased $1,000, or 2.2%, from $46,000 during the first three months of 1997 to $47,000 during the same period in 1998, primarily as a result of an overall increase in the value of assets under management of the trust department.

     Other income is the sum of several components of noninterest income including insurance premiums earned on automobiles financed through the Company's indirect installment loan program, check printing income, bank card royalty income and other sources of miscellaneous income. Other income increased $122,000, or 406.7%, from $30,000 during the first quarter of 1997 to $152,000 during the first quarter of 1998, primarily due to a significant increase in insurance premiums received during the first quarter of 1998 on automobiles financed primarily during the third and fourth quarters of 1997 and an increase in check printing income.

Noninterest Expenses
--------------------

     Noninterest expenses increased $293,000, or 15.5%, from $1,890,000 during the first quarter of 1997 to $2,183,000 during the first quarter of 1998. The increase from 1997 to 1998 was due primarily to the acquisition of Crown Park effective January 28, 1997, and the overall internal growth of the Company.

     Salaries and employee benefits increased $160,000, or 17.4%, from $919,000 for the first quarter of 1997 to $1,079,000 for the corresponding period of 1998. The increase was a result of the acquisition of Crown Park effective January 28, 1997, the opening of two grocery store branch locations in October 1997 and overall salary increases.

     Net occupancy expense was $229,000 for the first three months of 1998, an increase of $34,000, or 17.4%, from the $195,000 in expense recorded during the first three months of 1997. A $25,000 increase was a result of the opening of two additional branches and the remainder was a result of the Crown Park acquisition.

     Equipment expense increased from $202,000 for the first quarter of 1997 to $214,000 for the corresponding period in 1998, representing an increase of $12,000, or 5.9%. Two-thirds of the increase was due to the acquisitions of Crown Park and one-third was due to the additional grocery store branches opened in October 1997.

     Stationery, printing and supplies expense increased $12,000, or 14.0%, from $86,000 for the first three months of 1997 to $98,000 for the first three months of 1998. Approximately 75% of the increase was a result of the acquisition and the opening of the two additional branches noted above.

     Professional fees, which include legal and accounting fees, decreased $27,000, or 30.0%, from $90,000 during the first quarter of 1997 to $63,000 during the same period of 1998. The decrease was a result of increased legal fees related to Crown Park loans incurred immediately after the acquisition and legal fees incurred that were related to settlement of litigation which result in a recovery of approximately $108,000 of a previously charged off loan during the first quarter of 1997.

     Goodwill amortization increased $12,000, or 27.3%, from $44,000 for the first quarter of 1997 to $56,000 for the first quarter of 1998 due to the acquisition of Crown Park.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $26,000 during the first quarter of 1998 and $5,000 during the first quarter of 1997. The $21,000, of 420%, increase is due to the increased number of automobiles which were repossessed during the first quarter of 1998.

     Other noninterest expense includes, among many other items, postage, advertising, data processing, insurance, directors' fees, dues and subscriptions, regulatory examinations, travel and entertainment, due from bank account charges and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses increased $69,000, or 19.8%, from $349,000 for the first quarter of 1997 to $418,000 for the first quarter of 1998. Increases in due from bank accounts charges, armored car fees, loan expenses, postage and advertising all contributed to the overall increase, caused primarily by the Company's expansion.

Federal Income Taxes
--------------------

     The Company accrued $268,000 and $279,000 in federal income taxes in the first quarter of 1998 and 1997, respectively. As a result of the recording of $2,486,000 in goodwill from the Crown Park acquisition which is not deductible for federal income tax purposes, the Company's effective tax rate increased from approximately 36% during the first quarter of 1997 to approximately 37% during the first quarter of 1998.

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

ANALYSIS OF FINANCIAL CONDITION

Assets
------

     Total assets increased $4,465,000, or 1.7%, from $264,574,000 at December 31, 1997, to $269,039,000 at March 31, 1998, due to the
overall growth in deposits during the first three months of 1998.

Cash and Cash Equivalents
-------------------------

     The amount of cash and cash equivalents increased $12,538,000, or 31.8%, from $39,418,000 at December 31, 1997, to $51,956,000 at
March 31, 1998, due to maturities of securities during the first quarter of 1998 and an increased amount of funds from deposits which were invested temporarily in federal funds sold at March 31, 1998.

Securities
----------

     Securities decreased $6,657,000, or 9.5%, from $69,794,000 at December 31, 1997, to $63,137,000 at March 31, 1998. The decrease in 1998 is due to funds from maturities of securities being invested temporarily in federal funds sold as noted above.

     The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $19,374,000 are classified as available-for-sale and are carried at fair value at March 31, 1998. Securities totaling $43,763,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At March 31, 1998, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $10,469,000, or 16.6% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.


                                                        March 31, 1998          December 31, 1997
                                                       -----------------        -----------------
                                                        Amount      %            Amount      %
                                                       --------  -------        --------  -------
                                                                (Dollars in thousands)
Carrying value:
  U.S. Treasury securities                             $ 17,365     27.5%       $ 21,292     30.5%
  Obligations of other U.S. Government
    agencies and corporations                            34,132     54.1          36,122     51.8
  Mortgage-backed securities                             10,502     16.6          11,622     16.7
  Obligations of states and political subdivisions          554      0.9             175      0.2
  Other securities                                          584      0.9             583      0.8
                                                       --------  -------        --------  -------

Total carrying value of securities                     $ 63,137    100.0%       $ 69,794    100.0%
                                                       ========  =======        ========  =======

Total fair value of securities                         $ 63,332                 $ 69,877
                                                       ========                 ========


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at March 31, 1998. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

                                                                                     Estimated       Weighted
Type and Maturity Grouping                             Principal       Carrying        Fair          Average
    at March 31, 1998                                    Amount         Value          Value          Yield
--------------------------                             ---------      ---------      ---------      ---------
                                                                       (Dollars in thousands)
U.S. Treasury securities:
  Within one year                                      $   8,250      $   8,292      $   8,249         5.70%
  After one but within five years                          9,000          9,073          9,121         5.88
                                                       ---------      ---------      ---------      -------
     Total U.S. Treasury securities                       17,250         17,365         17,370         5.79
                                                       ---------      ---------      ---------      -------
Obligations of other U.S. Government
 agencies and corporations:
     Within one year                                       2,500          2,479          2,496         6.54
     After one but within five years                      31,600         31,653         31,740         6.32
                                                       ---------      ---------      ---------      -------
       Total obligations of U.S. Government
         agencies and corporations                        34,100         34,132         34,236         6.33
                                                       ---------      ---------      ---------      -------

Mortgage-backed securities                                10,378         10,502         10,580         6.20
                                                       ---------      ---------      ---------      -------

Obligations of states and political subdivisions:
  Within one year                                              0              0              0           --
  After one but within five years                              0              0              0           --
  After five but within ten years                            555            554            562         7.29
                                                       ---------      ---------      ---------      -------
     Total obligations of states and political
       subdivisions                                          555            554            562         7.29
                                                       ---------      ---------      ---------      -------

Other securities:
  Within one year                                              0              0              0           --
  After one but within five years                              0              0              0           --
  After five but within ten years                              0              0              0           --
  After ten years                                            584            584            584         3.96
                                                       ---------      ---------      ---------      -------
     Total other securities                                  584            584            584         3.96
                                                       ---------      ---------      ---------      -------

       Total securities                                $  62,867      $  63,137      $  63,332         6.13%
                                                       =========      =========      =========      =======

Loan Portfolio
--------------

     Total loans, net of unearned income, decreased $806,000, or 0.6%, from $140,853,000 at December 31, 1997, to $140,047,000 at
March 31, 1998. The decrease during the first quarter of 1998 was a result of a significant amount of payoffs received on the Company's indirect installment loans. These payoffs resulted in a decrease of $5,333,000 in loans to individuals. This decrease was partially offset by a $3,798,000 increase in commercial and industrial loans and a $566,000 increase in real estate loans during the first three months of 1998.

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

     Due to diminished loan demand in most areas, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. The Company expanded this program into the San Angelo and Lubbock markets with the acquisitions of Coastal Banc-San Angelo and Crown Park. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At March 31, 1998, the Company had approximately $44,962,000, net of unearned income, of this type of loan outstanding compared to approximately $50,052,000 of this type loan at December 31, 1997, a decrease of $5,090,000, or 10.2%. The Company is attempting to decrease its reliance on these loans by generating additional commercial and real estate loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                          March 31,   December 31,
                                            1998           1997
                                        ------------  ------------
                                              (In thousands)
     Loans to individuals               $     61,815  $     67,453
     Real estate loans                        45,135        44,569
     Commercial and industrial loans          27,982        24,184
     Other loans                               6,272         6,109
                                        ------------  ------------
       Total loans                           141,204       142,315
     Less unearned income                      1,157         1,462
                                        ------------  ------------
       Loans, net of unearned income    $    140,047  $    140,853
                                        ============  ============

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at March 31, 1998 except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at March 31, 1998.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at March 31, 1998. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                                        One to         Over           Total
                                        One Year         Five          Five          Carrying
                                        and Less         Years         Years          Value
                                        ---------      ---------      --------       --------
                                                           (In thousands)
     Real estate loans                  $  6,319       $ 30,754       $  8,062       $ 45,135
     Commercial and industrial loans      13,743          9,348          4,891         27,982
     Other loans                           5,701            421            150          6,272
                                        --------       --------       --------       --------
          Total loans                   $ 25,763       $ 40,523       $ 13,103       $ 79,389
                                        ========       ========       ========       ========

     With fixed interest rates          $ 11,135       $ 29,825       $  6,156       $ 47,116
     With variable interest rates         14,628         10,698          6,947         32,273
                                        --------       --------       --------       --------
          Total loans                   $ 25,763       $ 40,523       $ 13,103       $ 79,389
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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $1,121,000, or 0.80% of loans, net of unearned income, at March 31, 1998, compared to $1,173,000, or 0.83% of loans, net of unearned income, at December 31, 1997. The decrease in the allowance and the percentage of the allowance to loans, net of unearned income, during the first quarter of 1998 is due to a larger than normal amount of charge-offs, primarily in the indirect lending area, particularly at the Bank's Lubbock location. See "Results of Operations - Provision for Loan Losses" above. Charge-offs on indirect installment loans accounted for $185,000, or 77.1%, of total charge-offs during the first quarter of 1998.

     Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $240,000 in loans during the first quarter of 1998. Recoveries during the first quarter of 1998 were $13,000.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters ended March 31, 1998 and 1997.


                                                                              March 31,
                                                                      -----------------------
                                                                        1998          1997(1)
                                                                      --------       --------
                                                                       (Dollars in thousands)
     Analysis of allowance for possible loan losses:
     Balance, at January 1                                            $  1,173       $    793
       Acquisition of subsidiary bank                                        0            395
       Provision for loan losses                                           175              0
                                                                      --------       --------
                                                                         1,348          1,188
                                                                      --------       --------
     Loans charged off:
       Loans to individuals                                                200             77
       Real estate loans                                                    40              0
       Commercial and industrial loans                                       0             35
       Other loans                                                           0              4
                                                                      --------       --------
          Total charge-offs                                                240            116
                                                                      --------       --------
     Recoveries of loans previously charged off:
       Loans to individuals                                                  7             13
       Real estate loans                                                     0             33
       Commercial and industrial loans                                       6            194
       Other loans                                                           0              0
                                                                      --------       --------
          Total recoveries                                                  13            240
                                                                      --------       --------
            Net loans charge-offs (recoveries)                             227           (124)
                                                                      --------       --------
     Balance, at March 31                                             $  1,121       $  1,312
                                                                      ========       ========

     Average loans outstanding, net of unearned income                $139,643       $118,161
                                                                      ========       ========
     Ratio of net loan charge-offs (recoveries) to average loans
       outstanding, net of unearned income (annualized)                   0.65%         (0.42)%
                                                                      ========       ========
     Ratio of allowance for possible loan losses to total loans,
       net of unearned income, at March 31                                0.80%          0.99%
                                                                      ========       ========




______________________________
(1)  Average loans, net of unearned income, for 1997 include the average loans, net of unearned income, of Crown Park from
     January 28, 1997, the date of acquisition of such company.

     Foreclosures on defaulted loans result in the Company acquiring other real estate and other repossessed assets; however, the amount of real estate and other repossessed assets being carried on the Company's books has been decreasing. Accordingly, the Company incurs other expenses, specifically net costs applicable to other real estate and other repossessed assets, in maintaining, insuring and selling such assets. The Company attempts to convert nonperforming loans into interest-earning assets, although usually at a lower dollar amount than the face value of such loans, either through liquidation of the collateral securing the loan or through intensified collection efforts.

     As the economies of the Bank's market areas have recovered and stabilized over the past several years, there has been a steady reduction in the ratio of nonperforming assets to total assets and in the amount it takes to maintain an adequate balance in the allowance. This reflects not only the loan loss trend, but management's assessment of the continued reduction of credit risks associated with the loan portfolio.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at March 31, 1998, and December 31, 1997.


                                                    March 31, 1998            December 31, 1997
                                             ----------------------------  ----------------------------
                                                             Percent of                    Percent of
                                                              Loans by                      Loans by
                                              Amount of      Category to    Amount of      Category to
                                              Allowance     Loans, Net of   Allowance     Loans, Net of
                                             Allocated to     Unearned     Allocated to     Unearned
                                               Category        Income        Category        Income
                                             ------------   -------------  ------------   -------------
                                                                 (Dollars in thousands)
Loans to individuals                             $    589        43.3%        $     570        46.8%
Real estate loans                                      74        32.2                52        31.6
Commercial and industrial loans                       150        20.0               193        17.2
Other loans                                            25         4.5                28         4.4
                                                ---------       -----         ---------       -----
  Total allocated                                     838       100.0%              843       100.0%
                                                                =====                         =====
Unallocated                                           283                           330
                                                ---------                     ---------
Total allowance for possible loan losses        $   1,121                     $   1,173
                                                =========                     =========


Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At March 31, 1998, substandard loans totaled $843,000, of which $102,000 were loans designated as nonaccrual, 90 days past due or restructured, doubtful loans totaled $16,000 and loss loans totaled $18,000. The $18,000 loan classified as loss is an indirect installment loan that is 120 days past due and, according to regulatory guidelines, must be classified as a loss. Substandard, doubtful and loss loans at December 31, 1997, were $941,000, $16,000 and $0, respectively.

     In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at March 31, 1998, were current and paying in accordance with loan terms. At March 31, 1998, watch list loans totaled $1,268,000 (including $502,000 of loans guaranteed by U.S. governmental agencies). Of the total loans on the watch list, $581,000 of the loans involved borrowers who had filed Chapter 13 bankruptcy and the Bank was awaiting finalization of the individual borrowers' bankruptcy plans. In addition, at March 31, 1998, $107,000 of loans not classified and not on the watch list were designated as nonaccrual, 90 days past due or restructured loans. See "Nonperforming Assets" below.

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

     Nonperforming loans are fully or substantially collateralized by assets, with any excess of loan balances over collateral values allocated in the allowance. Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any. See "Other Real Estate and Other Repossessed Assets" below.

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at March 31, 1998, and December 31, 1997.

                                                             March 31,     December 31,
                                                                1998          1997
                                                            ------------   ------------
                                                                   (In thousands)
     Nonaccrual loans                                       $    63             $    70
     Accruing loans contractually past due over 90 days          53                 121
     Restructured loans                                          98                 104
     Other real estate and other repossessed assets             417                 739
                                                            -------             -------

     Total nonperforming assets                             $   631             $ 1,034
                                                            =======             =======

     The gross interest income that would have been recorded during the first quarter of 1998 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $2,000. No interest income was actually recorded (received) on loans that were on nonaccrual during the first quarter of 1998.

     A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The Company does not believe it has any potential problem loans other than those reported in the above table.

Premises and Equipment
----------------------

     Premises and equipment decreased $107,000, or 1.4%, during the first quarter of 1998, from $7,518,000 at December 31, 1997, to $7,411,000 at March 31, 1998. The decrease was due to depreciation expense of $143,000 which was recorded during the first quarter of 1998. This decrease was partially offset by purchases of small amounts of equipment during the first quarter of 1998.

Goodwill
--------

     Goodwill decreased $56,000, or 1.8%, from $3,159,000 at December 31, 1997, to $3,103,000 at March 31, 1998. This decrease was due entirely to goodwill amortization expense recorded during the first quarter of 1998. The goodwill recorded from all of the recent acquisitions made by the Company is being amortized over a period of 15 years.

Accrued Interest Receivable
---------------------------

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $122,000, or 5.5%, from $2,208,000 at December 31, 1997, to $2,086,000 at March 31, 1998. The decrease was primarily a result of the decrease in securities, on which interest is normally collected semiannually, and an increase in federal funds sold, on which interest is payable daily. Of the total balance at March 31, 1998, $1,195,000, or 57.3%, was interest accrued on loans and $891,000, or 42.7%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1997, were $1,220,000, or 55.3%, and $988,000, or 44.7%, respectively.

Other Real Estate and Other Repossessed Assets
----------------------------------------------

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At March 31, 1998, and December 31, 1997, other real estate and other repossessed assets had an aggregate book value of $417,000 and $739,000, respectively. Other real estate and other repossessed assets decreased $322,000, or 43.6%, during the first three months of 1998, primarily due to the sale of a parcel of real estate for $357,000. No gain or loss was recorded as a result of such sale. Of the March 31, 1998, balance, $312,000 represented thirty-three (33) repossessed automobiles and $105,000 represented three commercial properties.


Other Assets
------------

     The most significant component of other assets at March 31, 1998, is a net deferred tax asset of $1,171,000. The balance of other assets decreased $52,000, or 2.5%, to $2,003,000 at March 31, 1998, from $2,058,000 at December 31, 1997, as a result of a decrease in the Company's net deferred tax asset due principally to the utilization of a portion of the Company's tax credit carryforwards.

Deposits
--------

     The Bank's lending and investing activities are funded almost entirely by core deposits, 50.0% of which are demand, savings and money market deposits at March 31, 1998. Total deposits increased $4,009,000, or 1.7%, from $242,801,000 at December 31, 1997, to
$246,810,000 at March 31, 1998. The increase is due to internal growth of the Bank. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters ended March 31, 1998 and 1997.

                                                            Quarter Ended March 31,
                                             -----------------------------------------------------
                                                      1998                          1997(1)
                                             -----------------------       -----------------------
                                             Average        Average        Average        Average
                                              Amount          Rate          Amount          Rate
                                             --------       --------       --------       --------
                                                              (Dollars in thousands)
Noninterest-bearing demand deposits          $ 42,135            --%       $ 37,356            --%
Interest-bearing demand, savings and
  money market deposits                        78,258          2.69          71,905          2.65
Time deposits of less than $100,000            82,904          5.29          82,608          5.29
Time deposits of $100,000 or more              39,416          5.37          34,301          5.47
                                             --------       -------        --------       -------
     Total deposits                          $242,713          3.55%       $226,170          3.60%
                                             ========       =======        ========       =======

______________________________
(1)  The average amounts of, and average rates paid on, deposits for the quarter ended March 31, 1997, include the averages for
     Crown Park from January 28, 1997, the date of acquisition of such company.

     The maturity distribution of time deposits of $100,000 or more at March 31, 1998, is presented below.

                                                  At March 31, 1998
                                                  -----------------
                                                    (In thousands)
          3 months or less                             $ 13,327
          Over 3 through 6 months                         9,859
          Over 6 through 12 months                       15,056
          Over 12 months                                  2,559
                                                       --------

            Total time deposits of $100,000 or more    $ 40,801
                                                       ========

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At March 31, 1998, deposits of $100,000 or more represented approximately 15.2% of the Company's total assets, compared to 14.5% of total assets at December 31, 1997.

Accrued Interest Payable
------------------------

     Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $68,000, or 7.2%, from $947,000 at December 31, 1997, to $879,000 at March 31, 1998, due to a decrease in accrued interest payable on certificates of deposit at the Bank's Abilene locations which had a significant amount of time deposits of $100,000 or more that matured in the first quarter of 1998.

Notes Payable
-------------

     The Company's notes payable decreased $52,000, or 91.2%, from $57,000 at December 31, 1997, to $5,000 at March 31, 1998. The
decrease was due to the payment of the last installment on one of the notes payable to the current and former directors.

Other Liabilities
-----------------

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $204,000, or 84.3%, from $242,000 at December 31, 1997, to $446,000 at March 31, 1998, due to an increase in the amount of insurance premiums on indirect automobile loans that had been collected from loan customers and were payable to the insurance company, an increase in unearned safe deposit income because most customer contracts for such services are on a calendar year basis and increases in other accrued liabilities such as property taxes that are normally paid on or around December 31.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 66.8% at the 90-day interval, 57.4% at the 180-day interval and 50.1% at the 365-day interval at March 31, 1998. Currently, the Company is in a liability-sensitive position at the three intervals; however, the Company had $79,015,000 of interest-bearing demand, savings and money market deposits at March 31, 1998, that are somewhat less rate-sensitive. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 85.5% at March 31, 1998. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at March 31, 1998.

                                                                                 Volumes
                                             Cumulative Volumes                 Subject to
                                             Subject to Repricing Within        Repricing
                                             ----------------------------         After
                                             90  Days  180 Days  365 Days         1 Year         Total
                                             --------  --------  --------       ----------     ---------
Interest-earning assets:                                         (Dollars in thousands)
  Federal funds sold                         $ 35,700  $ 35,700  $ 35,700       $        0     $  35,700
  Securities                                    3,996     6,745    10,729           52,408        63,137
  Loans, net of unearned income                38,682    42,159    49,217           90,830       140,047
                                             --------  --------  --------       ----------     ---------
     Total interest-earning assets             78,378    84,604    95,646          143,238       238,884
                                             --------  --------  --------       ----------     ---------
Interest-bearing liabilities:
  Demand, savings and money market
   deposits                                    79,015    79,015    79,015                0        79,015
  Time deposits                                38,400    68,481   111,848           11,653       123,501
  Notes payable                                     1         2         5                0             5
                                             --------  --------  --------       ----------     ---------
     Total interest-bearing liabilities       117,416   147,498   190,868           11,653       202,521
                                             --------  --------  --------       ----------     ---------
Rate-sensitivity gap(1)                      $(39,038) $(62,894) $(95,222)      $  131,585     $  36,363
                                             ========  ========  ========       ==========     =========

Rate-sensitivity ratio(2)                        66.8%     57.4%     50.1%
                                                 ====      ====      ====
______________________________
(1)  Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2)  Rate-sensitive interest-earning assets divided by rate-
     sensitive interest-bearing liabilities.


Selected Financial Ratios
-------------------------

     The following table presents selected financial ratios
(annualized) for the quarters ended March 31, 1998 and 1997.

                                                    Quarter Ended
                                                      March 31,
                                                  -----------------
                                                  1998      1997(1)
Net income to:
     Average assets                                0.69%     0.80%
     Average interest-earning assets               0.77      0.88
     Average stockholders' equity                  8.74     11.22
Dividend payout (2) to:
     Net income                                   21.75     14.40
     Average stockholders' equity                  1.90      1.62
Average stockholders' equity to:
     Average total assets                          7.85      7.15
     Average loans (3)                            14.91     14.88
     Average total deposits                        8.58      7.77
Average interest-earning assets to:
     Average total assets                         89.27     91.06
     Average total deposits                       97.46     98.99
     Average total liabilities                    96.88     98.07
Ratio to total average deposits of:
     Average loans (3)                            57.53     52.24
     Average noninterest-bearing deposits         17.36     16.52
     Average interest-bearing deposits            82.64     83.48
Total interest expense to total interest income   47.06     47.86
Efficiency ratio (4)                              68.19     69.16

_________________________
(1) Average balance sheet and income statement items for 1997 include the averages for Crown Park from January 28, 1997, the date of acquisition of such company.
(2)  Dividends on Common Stock only.
(3)  Before allowance for possible loan losses.
(4) Calculated as a noninterest expense less amortization of intangibles and expenses related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income excluding securities gains and losses.

LIQUIDITY

The Bank
--------

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $14,019,000 during the first quarter of 1998 and $9,237,000 during the first quarter of 1997. These amounts comprised 5.3% and 3.8% of average total assets during the first three months of 1998 and 1997, respectively. The average level of securities and federal funds sold was $96,909,000 during the first quarter of 1998 and $105,725,000 during the first quarter of 1997. The decrease from the first quarter of 1997 to the first quarter of 1998 was due to the increase in average loans.

     There were no sales of securities during the quarters ended March 31, 1998 and 1997. At March 31, 1998, $10,771,000, or 17.1%,
of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $40,726,000, or 64.5%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial lending activities are concentrated in loans with maturities of less than five years and with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months.
At March 31, 1998, approximately $49,217,000, or 35.1%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $38,592,000, or 48.6%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the first quarter of 1998, the Company's average deposits were $242,713,000, or 91.6% of average total assets, compared to $226,170,000, or 92.0% of average total assets, during the first quarter of 1997. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

     The level of nonperforming assets has squeezed interest margins and has resulted in noninterest expenses from net operating costs and write-downs associated with nonperforming assets, although the ratio of such nonperforming assets to total assets has generally been decreasing over the past several years. In order to improve liquidity, the Bank has implemented various cost-cutting and revenue-generating measures and extended efforts to reduce nonperforming assets.

The Company
-----------

     The Company depends on the Bank for liquidity in the form of cash flow, primarily to meet debt service and dividend requirements and to cover other operating expenses. This cash flow comes from three sources: (1) dividends resulting from earnings of the Bank, (2) current tax liabilities generated by the Bank and (3) management and service fees for services performed for the Bank.

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. There were no dividends paid by the Bank to Independent Financial during the first quarter of 1998; in turn, Independent Financial paid no dividends to the Company during the same time period. Dividends paid by the Bank to Independent Financial during the first quarter of 1997 were $200,000; in turn, Independent Financial paid dividends to the Company totaling $200,000 during the same time period of 1997. At March 31, 1998, there were approximately $2,607,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 86.0% and 11.0%, respectively, of the Company's cash flow from the Bank during the first quarter of 1998. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected.
Current tax liabilities totaling $312,000 were paid by the Bank to the Company during the first three months of 1998, compared to a total of $294,000 during the first three months of 1997.

     From January 1, 1989, through December 31, 1995, the Company collected federal income taxes from the Bank based on an effective tax rate of approximately 34% and paid taxes to the federal government at the rate of approximately 2% as a result of the utilization of the Company's net operating loss carryforwards for both regular tax and alternative minimum tax purposes. At December 31, 1995, the Company's net operating loss carryforwards for alternative tax purposes had been fully utilized. As a result, the Company began paying federal income taxes at the effective tax rate of approximately 20% during the first quarter of 1996. The net operating loss carryforwards available for regular federal income
tax purposes were fully utilized by December 31, 1997.   The
Company still has net tax credit carryforwards available for alternative minimum tax purposes which should not be fully utilized before December 31, 1998.

     The Bank pays management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $40,000 and $42,000 in management fees to the Company in the first quarter of 1998 and 1997, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

CAPITAL RESOURCES

     At March 31, 1998, stockholders' equity totaled $20,899,000, or 7.8% of total assets, compared to $20,527,000, or 7.8% of total assets, at December 31, 1997.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least 8% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock, reduced by goodwill. For the Company, Tier 2 capital is comprised of all of the allowance for possible loan losses.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 3% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 6%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at March 31, 1998.


     The Company                                                              March 31, 1998
     -----------                                                              --------------
                                                                           (Dollars in thousands)
     Tier 1 capital:
          Common stockholders' equity, excluding unrealized gain on
            available-for-sale securities                                       $  20,621
          Preferred stockholders' equity (1)                                          231
          Goodwill                                                                 (3,103)
                                                                                ---------
               Total Tier 1 capital                                                17,749
                                                                                ---------

     Tier 2 capital:
          Allowance for possible loan losses (2)                                    1,121
                                                                                ---------
               Total Tier 2 capital                                                 1,121
                                                                                ---------

                    Total capital                                               $  18,870
                                                                                =========

     Risk-weighted assets                                                       $ 153,378
                                                                                =========

     Adjusted quarterly average assets                                          $ 261,862
                                                                                =========

                                                  Regulatory     Well-capitalized    Actual Ratios at
The Company                                         Minimum          Minimum          March 31, 1998
-----------                                       ----------     ----------------    ----------------
Tier 1 capital to risk-weighted assets ratio        4.00%              8.00%              11.57%
Total capital to risk-weighted assets ratio         8.00              10.00               12.30
Leverage ratio                                      3.00               6.00                6.78

The Bank
--------

Tier 1 capital to risk-weighted assets ratio        4.00%              8.00%              10.64%
Total capital to risk-weighted assets ratio         8.00              10.00               11.37
Leverage ratio                                      3.00               6.00                6.30

___________________________
(1)  Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at March 31, 1998.

     The Company's ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Federal Reserve Board.

     The payment of dividends on the Common Stock and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") is determined by the Company's Board of Directors in light of circumstances and conditions then existing, including the earnings of the Company and the Bank, funding requirements and financial condition and applicable laws and regulations. The Company's ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines. Holders of the Series C Preferred Stock are entitled to receive, if, as and when declared by the Company's Board Of Directors, out of funds legally available therefor, quarterly cumulative cash dividends at the annual rate of 10%. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends on common stock unless such bank holding company can pay such dividends from current earnings. The Federal Reserve Board has asserted that this policy is also applicable to payment of dividends on preferred stock. Such an interpretation may limit the ability of the Company to pay dividends on the Series C Preferred Stock.

     The Company began paying quarterly cash dividends of $0.03 per share on the Common Stock during the second quarter of 1994. The Company also paid a 4-for-3 stock split, effected in the form of a 33-1/3% stock dividend, on May 31, 1995. The Company's Board of Directors increased the Company's quarterly Common Stock cash dividend to $0.05 per share during the second quarter of 1996. In addition, the Company paid a 5-for-4 stock split, effected in the form of a 25% stock dividend, on May 30, 1997.

     At its meeting on April 15, 1998, the Board of Directors of the Company approved the payment of the regular quarterly cash dividend of $0.05 per share on May 29, 1998, to shareholders of record of the Common Stock on May 15, 1998.

     Subsequent to March 31, 1998, holders of a total of 444 shares of the Company's Series C Preferred Stock converted such shares into 10,197 shares of Common Stock. As of the date of filing of this report, the Company had 5,066 shares of Series C Preferred Stock and 1,987,296 shares of Common Stock issued and outstanding.

YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a four digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications by outside hardware and software suppliers is substantially complete. The Company plans on completing the testing process of all significant applications by December 31, 1998.

     The Company leases virtually all of its computer hardware under leases that expire during the first six months of 1998. The Company has scheduled the replacement of this hardware, as well as the software used for its main operating system and major banking applications, during this same time period. All such hardware and software will be Year 2000 compliant.

     In addition, the Company has had formal communications with other vendors with which it does significant business to determine their Year 2000 readiness and the extent to which the Company appears vulnerable to any third party Year 2000 issues. There can be no assurance, however, that the systems of other companies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     As a result of the timing of the replacement and upgrade of the Company's hardware and software, the total cost to the Company of Year 2000 Compliance activities has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year. Year 2000 compliance costs and the date on which the Company plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance, however, that these estimates will be achieved and actual results could differ from those plans.

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

          None

Item 3.   Defaults upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          At the Company's Annual Meeting of Shareholders held on
Tuesday, April 28, 1998, the following members were elected to the Board of Directors:

                              Votes For      Votes Withheld
                              ---------      --------------

     John L. Beckham          1,624,916          8,903
     Nancy E. Jones           1,624,916          8,903
     Bryan W. Stephenson      1,626,166          7,653
     Scott L. Taliaferro      1,625,966          7,853
     C.G. Whitten             1,625,591          8,228

     Continuing directors not standing for re-election until the 1999 and 2000 Annual Meetings of Shareholders are Mrs. Wm. R.
(Amber) Cree (1999), Tommy McAlister (1999), James D. Webster, M.D.
(1999), John A .Wright (1999), Lee Caldwell (2000), Randal N.
Crosswhite (2000), Louis S. Gee (2000) and Marshal M. Kellar (2000).

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







Date:  May 15, 1998                Independent Bankshares, Inc.
                                   (Registrant)



                                   By:  /s/  Randal N. Crosswhite
                                      ----------------------------
                                      Randal N. Crosswhite
                                      Senior Vice President and
                                      Chief Financial Officer