Form 10-Q
period 1998-06-30
INDEPENDENT BANKSHARES INC
filed 1998-08-04
CIK 318870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1998

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock at June 30, 1998.

Class:  Common Stock, par value $0.25 per share
Outstanding at June 30, 1998:  1,987,296 shares

                             PART I

                      FINANCIAL INFORMATION


Item 1. Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 1998 AND DECEMBER 31, 1997
                           (Unaudited)

                                                                June 30,        December 31,
ASSETS                                                            1998               1997
------                                                      -------------       -------------
Cash and Cash Equivalents:
  Cash and Due from Banks                                   $  13,111,000       $  14,518,000
  Federal Funds Sold                                           29,200,000          24,900,000
                                                            -------------       -------------
     Total Cash and Cash Equivalents                           42,311,000          39,418,000
                                                            -------------       -------------
Securities:
  Available-for-sale                                           26,332,000          22,501,000
  Held-to-maturity                                             40,148,000          47,293,000
                                                            -------------       -------------
     Total Securities                                          66,480,000          69,794,000
Loans:
  Total Loans                                                 141,691,000         142,315,000
  Less:
    Unearned Income on Installment Loans                          882,000           1,462,000
    Allowance for Possible Loan Losses                          1,121,000           1,173,000
                                                            -------------       -------------
     Net Loans                                                139,688,000         139,680,000
                                                            -------------       -------------
Premises and Equipment                                          7,624,000           7,518,000
Goodwill                                                        3,046,000           3,159,000
Accrued Interest Receivable                                     2,140,000           2,208,000
Other Real Estate and Other Repossessed Assets                    253,000             739,000
Other Assets                                                    1,959,000           2,058,000
                                                            -------------       -------------

          Total Assets                                      $ 263,501,000       $ 264,574,000
                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits                       $  44,296,000       $  43,868,000
  Interest-bearing Demand Deposits                             75,098,000          77,495,000
  Interest-bearing Time Deposits                              121,570,000         121,438,000
                                                            -------------       -------------
     Total Deposits                                           240,964,000         242,801,000
Accrued Interest Payable                                          868,000             947,000
Notes Payable                                                       4,000              57,000
Other Liabilities                                                 355,000             242,000
                                                            -------------       -------------
          Total Liabilities                                   242,191,000         244,047,000
                                                            -------------       -------------

Stockholders' Equity:
Series C Preferred Stock                                           51,000              56,000
Common Stock                                                      497,000             494,000
Additional Paid-in Capital                                     13,923,000          13,921,000
Retained Earnings                                               6,982,000           6,218,000
Unrealized Gain on Available-for-sale Securities                   39,000              31,000
Unearned ESOP Shares                                             (182,000)           (193,000)
                                                            -------------       -------------
          Total Stockholders' Equity                           21,310,000          20,527,000
                                                            -------------       -------------

            Total Liabilities and Stockholders' Equity      $ 263,501,000       $ 264,574,000
                                                            =============       =============

  See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                           (Unaudited)

                                                                                    Six-month Period
                                               Quarter Ended June 30,                 Ended June 30,
                                             --------------------------         --------------------------
                                                1998           1997                 1998           1997
                                             -----------    -----------         -----------    -----------
Interest Income:
  Interest and Fees on Loans                 $ 3,189,000    $ 3,102,000         $ 6,333,000    $ 5,833,000
  Interest on Securities                         955,000      1,389,000           1,973,000      2,699,000
  Interest on Federal Funds Sold                 505,000        187,000             918,000        442,000
                                             -----------    -----------         -----------    -----------
     Total Interest Income                     4,649,000      4,678,000           9,224,000      8,974,000
                                             -----------    -----------         -----------    -----------
Interest Expense:
  Interest on Deposits                         2,134,000      2,178,000           4,286,000      4,214,000
  Interest on Notes Payable                            0         15,000               1,000         35,000
                                             -----------    -----------         -----------    -----------
     Total Interest Expense                    2,134,000      2,193,000           4,287,000      4,249,000
                                             -----------    -----------         -----------    -----------
       Net Interest Income                     2,515,000      2,485,000           4,937,000      4,725,000
  Provision for Loan Losses                      125,000         60,000             300,000         60,000
                                             -----------    -----------         -----------    -----------
          Net Interest Income After
            Provision for Loan Losses          2,390,000      2,425,000           4,637,000      4,665,000
                                             -----------    -----------         -----------    -----------
Noninterest Income:
  Service Charges                                514,000        393,000             974,000        739,000
  Trust Fees                                      57,000         48,000             104,000         94,000
  Other Income                                   107,000         23,000             259,000         53,000
                                             -----------    -----------         -----------    -----------
     Total Noninterest Income                    678,000        464,000           1,337,000        886,000
                                             -----------    -----------         -----------    -----------
Noninterest Expenses:
  Salaries and Employee Benefits               1,066,000      1,007,000           2,145,000      1,926,000
  Net Occupancy Expense                          239,000        216,000             468,000        411,000
  Equipment Expense                              188,000        213,000             402,000        415,000
  Stationery, Printing and Supplies Expense      108,000         98,000             206,000        184,000
  Professional Fees                               78,000         92,000             141,000        182,000
  Litigation Settlement Expense                  125,000              0             125,000              0
  Goodwill Amortization                           57,000         57,000             113,000        101,000
  Net Cost (Revenues) Applicable to Other
    Real Estate and Other Repossessed Assets      21,000        (45,000)             47,000        (40,000)
  Other Expenses                                 372,000        430,000             790,000        779,000
                                             -----------    -----------         -----------    -----------
     Total Noninterest Expenses                2,254,000      2,068,000           4,437,000      3,958,000
                                             -----------    -----------         -----------    -----------
       Income Before Federal Income Taxes        814,000        821,000           1,537,000      1,593,000
  Federal Income Taxes                           295,000        259,000             564,000        538,000
                                             -----------    -----------         -----------    -----------
          Net Income                             519,000        562,000             973,000      1,055,000
Other Comprehensive Income, Net of Tax:
  Unrealized Holding Gains (Losses) on
   Available-for-sale Securities Arising
   During the Period                              (9,000)        63,000               8,000         (1,000)
                                             -----------    -----------         -----------    -----------
          Comprehensive Income               $   510,000    $   625,000         $   981,000    $ 1,054,000
                                             ===========    ===========         ===========    ===========

Preferred Stock Dividends                    $     6,000    $    14,000         $    12,000    $    28,000
                                             ===========    ===========         ===========    ===========

Net Income Available to Common Stockholders  $   513,000    $   548,000         $   961,000    $ 1,027,000
                                             ===========    ===========         ===========    ===========

Basic Earnings per Common Share
  Available to Common Stockholders           $      0.26    $      0.30         $      0.49    $      0.59
                                             ===========    ===========         ===========    ===========

Diluted Earnings Per Common Share
  Available to Common Stockholders           $      0.25    $      0.27         $      0.47    $      0.52
                                             ===========    ===========         ===========    ===========


  See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                           (Unaudited)

                                                                                         1998           1997
                                                                                     ------------   ------------
Cash Flows from Operating Activities:
  Net Income                                                                         $    973,000   $  1,055,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Deferred Federal Income Tax Expense                                                     232,000        239,000
  Depreciation and Amortization                                                           393,000        336,000
  Provision for Loan Losses                                                               300,000         60,000
  Gains on Sales of Other Real Estate and Other Repossessed Assets                         (3,000)       (64,000)
  Writedown of Other Real Estate and Other Repossessed Assets                                   0          2,000
  Decrease (Increase) in Accrued Interest Receivable                                       68,000       (100,000)
  Decrease (Increase) in Other Assets                                                    (133,000)       528,000
  Decrease in Accrued Interest Payable                                                    (79,000)      (224,000)
  Increase (Decrease) in Other Liabilities                                                113,000       (193,000)
                                                                                     ------------   ------------
         Net Cash Provided by Operating Activities                                      1,864,000      1,639,000
                                                                                     ------------   ------------
Cash Flows from Investing Activities:
  Proceeds from Maturities of Available-for-sale Securities                             5,189,000      1,228,000
  Proceeds from Maturities of Held-to-maturity Securities                              19,866,000      9,919,000
  Proceeds from Sale of Available-for-sale Securities                                           0        193,000
  Purchases of Available-for-sale Securities                                           (9,019,000)    (6,037,000)
  Purchases of Held-to-maturity Securities                                            (12,768,000)    (8,021,000)
  Net Increase in Loans                                                                  (763,000)    (4,561,000)
  Additions to Premises and Equipment                                                    (386,000)      (174,000)
  Proceeds from Sales of Other Real Estate and Other Repossessed Assets                 1,010,000        643,000
  Cash Paid for Purchase of Crown Park Bancshares, Inc., Lubbock, Texas, in Excess
    of Cash and Cash Equivalents Held by Crown Park Bancshares on January 28, 1997
    (Date of Acquisition)                                                                       0     (1,236,000)
                                                                                     ------------   ------------
         Net Cash Provided by (Used in) Investing Activities                            3,129,000     (8,046,000)
                                                                                     ------------   ------------
Cash Flows from Financing Activities:
  Increase (Decrease) in Deposits                                                      (1,837,000)       889,000
  Proceeds from Notes Payable                                                                   0      1,300,000
  Repayment of Notes Payable                                                              (53,000)    (2,805,000)
  Net Proceeds from Issuance of Equity Securities                                               0      4,004,000
  Payment of Cash Dividends                                                              (210,000)      (196,000)
  Payment for Fractional Shares in Stock Dividend                                               0         (5,000)
                                                                                     ------------   ------------
         Net Cash Provided by (Used in) Financing Activities                           (2,100,000)     3,187,000
                                                                                     ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    2,893,000     (3,220,000)
Cash and Cash Equivalents at Beginning of Period                                       39,418,000     29,958,000
                                                                                     ------------   ------------

Cash and Cash Equivalents at End of Period                                           $ 42,311,000   $ 26,738,000
                                                                                     ============   ============

Noncash Investing Activities:
  Additions to Other Real Estate and Other Repossessed Assets Through Foreclosures   $    611,000   $    571,000
  Sales of Other Real Estate and Other Repossessed Assets Financed with Loans              83,000         81,000
  Increase (Decrease) in Unrealized Gain/Loss on Available-for-sale Securities,
     Net of Tax                                                                             8,000         (1,000)


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

(2)  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board
(the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted FAS 130 on January 1, 1998.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company adopted FAS 133 beginning July 1, 1998.

(3)  Acquisition of Subsidiary Bank

     The Company completed the acquisition of Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), effective January 28, 1997, for an aggregate cash consideration of $7,510,000. On the acquisition date, Crown Park was merged with and into a wholly owned subsidiary of the Company and Western National was merged with and into the Company's subsidiary bank, First State Bank, National Association, Abilene, Texas (the "Bank"). To obtain funding for the acquisition, the Company sold an aggregate of 395,312 shares of its common stock (the "Common Stock") in an underwritten offering at a price of $11.40 per share (the "Offering"). This included 51,562 shares covered by the underwriter's over-allotment option. The above number of shares and price per share have been adjusted for the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to the Company's shareholders in May 1997. The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance a portion of the cost of acquiring Crown Park. The $800,000 of borrowings was reduced to $400,000 with the proceeds of the sale of the over-allotment shares. The borrowing was paid off on December 31, 1997. At the date of acquisition, Crown Park had total assets of $60,420,000, total loans, net of unearned income, of $41,688,000, total deposits of $53,604,000 and stockholders' equity of $4,238,000. This acquisition was accounted for using the purchase method of accounting. A total of $2,486,000 of goodwill was recorded as a result of this acquisition.

(4)  Pending Acquisition

     The Company has entered into a definitive agreement to acquire Azle Bancorp ("Azle Bancorp") and its subsidiary bank, Azle State Bank, Azle, Texas ("Azle State"), for $19,025,000 in cash. The Company anticipates that it will raise the funds necessary to consummate the acquisition through a combination of an underwritten Common Stock offering, an underwritten offering of a new trust preferred stock issue and borrowings. Details of such potential stock issuances and borrowings are yet to be determined.

     At June 30, 1998, Azle State had total assets of $91,658,000, total loans, net of unearned income, of $45,103,000, total deposits of $80,826,000 and stockholders' equity of $9,998,000.

     The acquisition has been approved by the various regulatory authorities but is still subject to the approval of the shareholders of Azle Bancorp and other conditions. If such approval is received and the other conditions are satisfied, the transaction will probably be consummated during the third or fourth quarter of 1998.

(5)  Unearned ESOP Stock

     The Company's Employee Stock Ownership/401(k) Plan (the "Plan") purchased 18,750 shares, adjusted for the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to shareholders in May 1997, of Common Stock in the Offering in January 1997 for $214,000. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $4,000, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1% (9.50% at June 30, 1998). The note is collateralized by the stock purchased in the Offering.

     As a result of the lending arrangement between the Company and the Plan, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At June 30, 1998, a total of 15,923 shares with an original cost of $182,000 are considered to be unearned.

(6)  Earnings Per Share

     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Because the Company's outstanding Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") is cumulative, the dividends allocable to such preferred stock reduces income available to common shareholders in the basic earnings per share calculations. In computing diluted earnings per common share for the quarters and six-month periods ended June 30, 1998 and 1997, the conversion of the Series C Preferred Stock was assumed, as the effects are dilutive. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended June 30, 1998 and 1997, was 1,968,000 and 1,854,000 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the six-month periods ended June 30, 1998 and 1997, was 1,964,000 and 1,742,000 shares, respectively.
The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended June 30, 1998 and 1997, was 2,088,000 and 2,079,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the six-month periods ended June 30, 1998 and 1997, was 2,087,000 and 2,015,000 shares, respectively.


(7)  Accumulated Other Comprehensive Income

     An analysis of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 1998 and 1997, is as follows:

                                          Unrealized Gains (Losses), Net of Tax
                                             on Available-for-sale Securities
                                        -----------------------------------------
                                        Quarter Ended            Six-month Period
                                           June 30,               Ended June 30,
                                        ---------------          -----------------
                                        1998      1997           1998      1997
                                        -----     -----          -----     -----
                                                       (In thousands)
     Balance, beginning of period       $  48     $ (39)         $  31     $  25
     Current period change                 (9)       63              8        (1)
                                        -----     -----          -----     -----
          Balance, end of period        $  39     $  24          $  39     $  24
                                        =====     =====          =====     =====

(8)  Settlement of Potential Litigation

     In November 1995, the Pension Benefit Guaranty Corporation (the "PBGC") sent a letter to the Company regarding the Retirement Plan for Employees of the Texas Bank and Trust Co., Sweetwater, Texas (the "Plan"). In the letter, the PBGC alleged that the Company was responsible for the Plan and asked that the Company assume sponsorship of the Plan. The Company declined the PBGC's request to assume responsibility for, and sponsorship of, the Plan. If the Company had assumed responsibility for the Plan, the Company would have owed as of June 30, 1995, according to PBGC calculations, approximately $656,000 to the PBGC. In response, the PBGC, in June 1996, terminated the Plan and became the Plan's trustee, effective as of June 30, 1992.

     Texas Bank and Trust Co., Sweetwater, Texas ("Texas Bank"), became a repossessed asset of The First State Bank, Abilene, Texas ("FSB - Abilene"), a former subsidiary of the Company, through a bank foreclosure that occurred in 1985. FSB - Abilene was placed into receivership by the Federal Deposit Insurance Corporation (the "FDIC") on February 17, 1989. Texas Bank was placed into receivership by the FDIC on July 27, 1989.

     The Company did not intend to assume any responsibility for the Plan and had decided to vigorously contest any attempt by the PBGC to have the Company assume responsibility with respect to any aspect of the Plan. The statute of limitations for any action to be taken by the PBGC against the Company regarding this matter was set to expire on June 30, 1998. The PBGC indicated to the Company that as of June 30, 1998, the Company's potential responsibility to the Plan, according to PBGC calculations, was in excess of $1,000,000. The Company and the PBGC entered into settlement negotiations, and on June 30, 1998, the Company and the PBGC executed a tolling agreement to extend the expiration of the statute of limitations regarding this matter to July 20, 1998. A settlement agreement was negotiated and consummated on July 20, 1998, and the Company paid a total of $125,000 ($83,000, net of tax) to the PBGC to avoid costs of litigation regarding this matter. This amount was accrued into expense in the Company's Consolidated Financial Statements at June 30, 1998.

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

The Company
-----------

     The Company is a bank holding company that, at June 30, 1998, owned 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the West Texas cities of Abilene (three locations), Lubbock, Odessa (four locations), San Angelo, Stamford and Winters. The Bank acquired its two branches in Stamford and Winters when two of the Company's former subsidiary banks, The First National Bank in Stamford, Stamford, Texas ("First National"), and The Winters State Bank, Winters, Texas ("Winters State"), were merged into the Bank, effective November 1, 1994.

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

Results of Operations
---------------------

GENERAL

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at June 30, 1998, and December 31, 1997, and results of operations for each of the quarters and six-month periods ended June 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

NET INCOME

     Net income for the quarter ended June 30, 1998, amounted to $519,000 ($0.26 basic and $0.25 diluted earnings per common share, respectively) compared to net income of $562,000 ($0.30 basic and $0.27 diluted earnings per common share, respectively) for the quarter ended June 30, 1997. Net income for the six-month period ended June 30, 1998, was $973,000 ($0.49 basic and $0.47 diluted earnings per common share, respectively) compared to net income of $1,055,000 ($0.59 basic and $0.52 diluted earnings per common share, respectively) for the six-month period ended June 30, 1997. The net income and earnings per share amounts for the quarter- and six-month period ended June 30, 1998, were negatively impacted by $125,000 ($83,000 net of tax), or $0.04 basic and diluted earnings per share, as a result of the settlement of potential litigation. See "Note 8: Settlement of Potential Litigation" to the Company's Consolidated Financial Statements. The 1997 earnings per share amounts have been adjusted for the five-for-four stock split, effected in the form of a 25% stock dividend, paid to shareholders on May 30, 1997.

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

     Net interest income amounted to $2,515,000 for the second quarter of 1998, an increase of $30,000, or 1.2%, from the second quarter of 1997. Net interest income for the second quarter of 1997 was $2,485,000. Net interest income for the first six months of 1998 was $4,937,000, an increase of $212,000, or 4.5%, from net interest income of $4,725,000 for the first six months of 1997.
The year-to-date increase in 1998 was primarily due to the acquisition of Crown Park effective January 28, 1997. The net interest margin on a fully taxable-equivalent basis, was 4.22% and 4.16% for the second quarter and first six months of 1998, respectively, compared to 4.15% and 4.08% for the second quarter and first six months of 1997, respectively. The primary reasons for the increases in the net interest margin during 1998 are the Company's higher loan-to-deposit ratio in 1998 and a slightly lower overall cost of funds in 1998 when compared to 1997.

     At June 30, 1998, approximately $36,496,000, or 25.9%, of the Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. This amount represents 42.8% of the Company's loans, excluding loans to individuals which are almost exclusively fixed rate in nature. Average rates paid for various types of deposits, particularly certificates of deposit, remained relatively stable for the first six months of 1998, when compared to the first six months of 1997. For example, the average rate paid by the Company for certificates of deposit of $100,000 or more decreased slightly from 5.47% for the first six months of 1997 to 5.39% for the first six months of 1998; however, the average rate paid for certificates of deposit less than $100,000 increased slightly from 5.29% during the first half of 1997 to 5.31% during the first half of 1998. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, decreased slightly from an average of 2.66% during the first six months of 1997 to an average of 2.63% during the first half of 1998. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets in the very short-term, an overall falling interest rate environment would normally produce a higher net interest margin than an overall rising interest rate environment. As noted under "Analysis of Financial Condition - Interest Rate Sensitivity" below, because the Company's interest-bearing demand, savings and money market deposits are somewhat less rate-sensitive, the Company's net interest margin does not necessarily increase significantly in an overall falling interest rate environment.

     The following table presents the average balance sheets of the Company for the quarters and six-month periods ended June 30, 1998 and 1997, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                                             Quarter Ended June 30,
                                             -------------------------------------------------------
                                                       1998                          1997
                                             -------------------------     -------------------------
                                                       Interest                      Interest
                                             Average   Income/   Yield/    Average   Income/   Yield/
                                             Balance   Expense    Rate     Balance   Expense   Rate
                                             --------- --------- -----     --------- --------  -----
ASSETS(1)                                                      (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (2)          $ 139,485 $   3,189  9.15%    $ 135,521 $   3,102  9.16%
  Securities (3)                                62,726       959  6.12        90,698     1,390  6.13
  Federal funds sold                            36,547       505  5.53        13,471       187  5.55
                                             --------- --------- -----     --------- --------- -----
     Total interest-earning assets             238,758     4,653  7.80       239,690     4,679  7.81
                                             --------- --------- -----     --------- --------- -----
Noninterest-earning assets:
  Cash and due from banks                       13,309                        10,369
  Premises and equipment                         7,474                         7,147
  Goodwill                                       3,074                         3,364
  Accrued interest receivable
   and other assets                              4,391                         4,958
  Allowance for possible loan losses            (1,075)                       (1,295)
                                             ---------                     ---------
     Total noninterest-earning assets           27,173                        24,543
                                             ---------                     ---------
          Total assets                       $ 265,931                     $ 264,233
                                             =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
    market deposits                          $  76,660 $     491  2.56%    $  77,147 $     516  2.68%
  Time deposits                                122,711     1,643  5.36       124,204     1,662  5.35
                                             --------- --------- -----     --------- --------- -----
     Total interest-bearing deposits           199,371     2,134  4.28       201,351     2,178  4.33
  Notes payable                                      5         0    --           824        15  7.28
                                             --------- --------- -----     --------- --------- -----
        Total interest-bearing liabilities     199,376     2,134  4.28       202,175     2,193  4.34
                                             --------- --------- -----     --------- --------- -----
Noninterest-bearing liabilities:
  Demand deposits                               43,857                        41,282
  Accrued interest payable and
    other liabilities                            1,487                         1,483
                                             ---------                     ---------
     Total noninterest-bearing liabilities      45,344                        42,765
                                             ---------                     ---------
          Total liabilities                    244,720                       244,940
Stockholders' equity                            21,211                        19,293
                                             ---------                     ---------
          Total liabilities and
            stockholders' equity             $ 265,931                     $ 264,233
                                             =========                     =========

Net interest income                                    $   2,519                     $   2,486
                                                       =========                     =========
Interest rate spread (4)                                          3.52%                         3.47%
                                                                 =====                         =====
Net interest margin (5)                                           4.22%                         4.15%
                                                                 =====                         =====

______________________________
(1)  The Average Balance and Interest Income/Expense columns for
     1997 include the balance sheet and income statement accounts of Crown Park from January 28, 1997, the acquisition date of such company.
(2)  Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns.  Interest income on loans includes fees on loans, which are not material in amount.
(3)  Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4)  The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of
     interest-bearing liabilities.
(5)  The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-
     earning assets.



                                                         Six-month Period Ended June 30,
                                             -------------------------------------------------------
                                                       1998                          1997
                                             -------------------------     -------------------------
                                                       Interest                      Interest
                                             Average   Income/   Yield/    Average   Income/   Yield/
                                             Balance   Expense    Rate     Balance   Expense   Rate
                                             --------- --------- -----     --------- --------  -----
ASSETS(1)                                                      (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (2)          $ 139,564 $   6,333  9.08%    $ 126,841 $   5,833  9.20%
  Securities (3)                                64,655     1,979  6.12        88,629     2,702  6.10
  Federal funds sold                            33,436       918  5.49        16,318       442  5.42
                                             --------- --------- -----     --------- --------- -----
     Total interest-earning assets             237,655     9,230  7.77       231,788     8,977  7.75
                                             --------- --------- -----     --------- --------- -----
Noninterest-earning assets:
  Cash and due from banks                       13,664                         9,803
  Premises and equipment                         7,482                         6,623
  Goodwill                                       3,102                         2,983
  Accrued interest receivable
    and other assets                             4,654                         5,062
  Allowance for possible loan losses            (1,089)                       (1,168)
                                             ---------                     ---------
     Total noninterest-earning assets           27,813                        23,303
                                             ---------                     ---------
          Total assets                       $ 265,468                     $ 255,091
                                             =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
    market deposits                          $  77,458 $   1,018  2.63%    $  74,526 $     992  2.66%
  Time deposits                                122,515     3,268  5.34       120,557     3,222  5.34
                                             --------- --------- -----     --------- --------- -----
     Total interest-bearing deposits           199,973     4,286  4.29       195,083     4,214  4.32
  Notes payable                                      5         1  7.85           859        35  8.15
                                             --------- --------- -----     --------- --------- -----
       Total interest-bearing liabilities      199,978     4,287  4.29       195,942     4,249  4.34
                                             --------- --------- -----     --------- --------- -----
Noninterest-bearing liabilities:
  Demand deposits                               42,996                        39,319
  Accrued interest payable and
   other liabilities                             1,471                         1,352
                                             ---------                     ---------
     Total noninterest-bearing liabilities      44,467                        40,671
                                             ---------                     ---------
          Total liabilities                    244,445                       236,613
Stockholders' equity                            21,023                        18,478
                                             ---------                     ---------
            Total liabilities and
              stockholders' equity           $ 265,468                     $ 255,091
                                             =========                     =========

Net interest income                                    $   4,943                     $   4,728
                                                       =========                     =========
Interest rate spread (4)                                          3.48%                         3.41%
                                                                 =====                         =====
Net interest margin (5)                                           4.16%                         4.08%
                                                                 =====                         =====

______________________________
(1)  The Average Balance and Interest Income/Expense columns for
     1997 include the balance sheet and income statement accounts of Crown Park from January 28, 1997, the acquisition date of such company.
(2)  Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns.  Interest income on loans includes fees on loans, which are not material in amount.
(3)  Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4)  The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of
     interest-bearing liabilities.
(5)  The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-
     earning assets.

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



                                                   Quarters Ended               Six-month Periods Ended
                                             June 30, 1998 vs. 1997 (1)    June 30, 1998 vs 1997 (1)
                                             ---------------------------   ---------------------------
                                             Increase (Decrease) Due to    Increase (Decrease) Due To
                                                      Changes In:                   Changes In
                                             ---------------------------   ---------------------------
                                             Volume      Rate     Total    Volume     Rate      Total
                                             -------   -------   -------   -------   -------   -------
                                                                  (In thousands)
Interest-earning assets:
  Loans, net of unearned income (2)          $    91   $    (4)  $    87   $   578   $   (78)  $   500
  Securities (3)                                (429)       (2)     (431)     (731)        8      (723)
  Federal funds sold                             320        (2)      318       470         6       476
                                             -------   -------   -------   -------   -------   -------
          Total interest income                  (18)       (8)      (26)      317       (64)      253
                                             -------   -------   -------   -------   -------   -------

Interest-bearing liabilities:
  Deposits:
    Demand, savings and money
      market deposits                             (3)      (22)      (25)       38       (12)       26
    Time deposits                                (20)        1       (19)       46         0        46
                                             -------   -------   -------   -------   -------   -------
     Total interest-bearing deposits             (23)      (21)      (44)       84       (12)       72
  Notes payable                                  (15)        0       (15)      (33)       (1)      (34)
                                             -------   -------   -------   -------   -------   -------
          Total interest expense                 (38)      (21)      (59)       51       (13)       38
                                             -------   -------   -------   -------   -------   -------

Increase (decrease) in net interest income   $    20   $    13   $    33   $   266   $   (51)  $   215
                                             =======   =======   =======   =======   =======   =======
______________________________
(1)  Income statement items for 1997 include the income statement accounts of Crown Park beginning January 28, 1997, the
     acquisition date of such company.
(2)  Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(3)  Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of
     34%.


PROVISION FOR LOAN LOSSES

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter and six-month period ended June 30, 1998, were $125,000 and $300,000, respectively, compared to $60,000 for the quarter and six-month period ended June 30, 1997, respectively. These represent increases of $65,000, or 108.3%, and $240,000, or 400.0%. The increased provisions for the quarter and six-month period ended June 30, 1998, were due to increased charge-offs during the first half of 1998, particularly in the area of indirect installment loans. In addition, the Company had net loan recoveries during the first half of 1997, requiring a lower provision for that time period.

NONINTEREST INCOME

     Noninterest income increased $214,000, or 46.1%, from $464,000 during the second quarter of 1997 to $678,000 during the second quarter of 1998. Noninterest income also increased $451,000, or 50.9%, from $886,000 for the first six months of 1997 to $1,337,000 for the first six months of 1998.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $393,000 during the second quarter of 1997 to $514,000 during the second quarter of 1998, a 30.8% increase, and increased $235,000, or 31.8%, from $739,000 for the first six months of 1997 to $974,000 for the first six months of 1998. The increase was due to the acquisition of Crown Park during January 1997, service charge on the accounts of seven (7) Albertson's grocery stores which began in October 1997 and an increase in rates on selected charges during the first quarter of 1998.

     Trust fees from the operation of the trust department of the Bank increased $9,000, or 18.8%, from $48,000 during the second quarter of 1997 to $57,000 during the same period in 1998, and increased $10,000, or 10.6%, from $94,000 for the first six months of 1997 to $104,000 for the first six months of 1998 primarily as a result of an overall increase in the value of assets under management of the trust department.

     Other income is the sum of several components of noninterest income including insurance premiums earned on automobiles financed through the Company's indirect installment loan program, check printing income, bankcard royalty income and other sources of miscellaneous income. Other income increased $84,000, or 365.2%, from $23,000 during the second quarter of 1997 to $107,000 during the second quarter of 1998, and increased $206,000, or 388.7%, from $53,000 for the first six months of 1997 to $259,000 for the corresponding period in 1998 primarily due to a significant increase in insurance premiums received during the first six months of 1998 on automobiles financed through the Company's installment lending program and an increase in check printing income. The Company also had a significant increase in income from investment services which it began promoting during the second quarter of 1997.

NONINTEREST EXPENSES

     Noninterest expenses increased $186,000, or 9.0%, from $2,068,000 during the second quarter of 1997 to $2,254,000 during the second quarter of 1998 and increased $479,000, or 12.1%, from $3,958,000 during the first six months of 1997 to $4,437,000 during the first six months of 1998. Noninterest expenses for the six-month period ended June 30, 1998, were higher than the same period for 1997 primarily as a result of the acquisition of Crown Park at the end of January 1997.

     Salaries and employee benefits rose $59,000, or 5.9%, from $1,007,000 for the second quarter of 1997 to $1,066,000 for the corresponding period of 1998, and increased $219,000, or 11.4%, from $1,926,000 for the six-month period ended June 30, 1997, to $2,145,000 for the corresponding period of 1998. The increase was primarily a result of the opening of two grocery store branches in October 1997 and one additional grocery store branch in May 1998 as well as overall salary increases.

     Net occupancy expense increased $23,000, or 10.6%, from $216,000 for the second quarter of 1997 to $239,000 for the same period in 1998, and increased $57,000, or 13.9%, from $411,000 for the first six months of 1997 to $468,000 for the first six months of 1998. All of the quarterly increase and approximately 86% of the year-to-date increase was a result of the opening of the three additional branches noted above.

     Equipment expense decreased from $213,000 for the second quarter of 1997 to $188,000 for the corresponding period in 1998, representing a decrease of $25,000, or 11.7%. These expenses also decreased $13,000, or 3.1%, from $415,000 for the first six months of 1997 to $402,000 for the first six months of 1998. The decreases are due to the expiration of operating leases on certain data processing equipment during the first six months of 1998. The equipment was purchased at the end of the leases for fair market value and the depreciation currently being recorded is less than the lease expense previously recorded.

     Stationery, printing and supplies expense increased $10,000, or 10.2%, from $98,000 for the second quarter of 1997 to $108,000 for the second quarter of 1998, and increased $22,000, or 12.0%, from $184,000 for the first six months of 1997 to $206,000 for the first six months of 1998. Approximately one-half of the increases are due to the opening of the additional grocery store branches.

     Professional fees, which include legal and accounting fees, decreased $14,000, or 15.2%, from $92,000 during the second quarter of 1997 to $78,000 during the second quarter of 1998, and decreased $41,000, or 22.5%, from $182,000 during the first six months of 1997 to $141,000 for the corresponding period of 1998. The decreases were a result of increased legal fees incurred immediately after the acquisition related to Crown Park loans and legal fees incurred to settle litigation, which resulted in a recovery of approximately $108,000 of a previously charged off loan during the first quarter of 1997.

     The Company recorded $125,000 in expense during the second quarter of 1998 as a result of the settlement of potential litigation involving a bank that had been repossessed by a former subsidiary bank of the Company. See "Note 8: Settlement of Potential Litigation" to the Company's Consolidated Financial Statements.

     Goodwill amortization was $57,000 for both the second quarter of 1998 and 1997, and increased $12,000, or 11.9%, from $101,000 for the first six months of 1997 to $113,000 for the first six months of 1998. Amortization expense of goodwill related to the acquisition of Crown Park on January 28, 1997, was the cause of the year-to-date increase.

     Net costs (revenues) applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net expenses of $21,000 and $47,000 for the second quarter and first six months of 1998, respectively, compared to net revenues of $45,000 and $40,000 for the second quarter and first six months of 1997, respectively. The net revenues resulted primarily from gains on the sales during the first quarter of 1997 of two petroleum producing properties that were held by the Winters branch of the Bank.

     Other noninterest expense includes, among many other items, postage, due from bank account charges, data processing, armored car and courier fees, travel and entertainment, advertising, regulatory examinations, directors' fees, dues and subscriptions and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses decreased $58,000, or 13.5%, from $430,000 during the second quarter of 1997 to $372,000 during the second quarter of 1998, but increased $11,000, or 1.4%, from $779,000 for the first six months of 1997 to $790,000 for the first half of 1998. The decrease during the second quarter and small increase during the first six months of 1998 were primarily a result of, among other things, reduced advertising expenses, reduced credit reports expense due to lower indirect lending volume and reduced postage expense due to implementation of the Company's new check imaging system.

FEDERAL INCOME TAXES

     The Company accrued $295,000 and $259,000 in federal income taxes in the second quarter of 1998 and 1997, respectively, and accrued $564,000 and $538,000 in federal income taxes for the first six months of 1998 and 1997, respectively. The effective tax rate for the first six months of 1998 and 1997 were 36.7% and 33.8%, respectively. The lower effective rate for 1997 was a result of a $41,000 reduction in federal income tax expense due to an adjustment in the amount of the utilization of the Company's net operating loss carryforwards.

IMPACT OF INFLATION

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

Analysis of Financial Condition
-------------------------------

ASSETS

     Total assets decreased $1,073,000, or 0.4%, from $264,574,000 at December 31, 1997, to $263,501,000 at June 30, 1998, primarily due to a slight decrease in the level of deposits noted below.

CASH AND CASH EQUIVALENTS

     The amount of cash and cash equivalents increased $2,893,000, or 7.3%, from $39,418,000 at December 31, 1996, to $42,311,000 at
June 30, 1998, due to maturities of securities which were greater than purchases of securities during the first six months of 1998 and an increased amount of funds that were invested temporarily in federal funds sold at June 30, 1998.

SECURITIES

     Securities decreased $3,314,000, or 4.7%, from $69,794,000 at December 31, 1997, to $66,480,000 at June 30, 1998. The decrease in 1998 is due to funds from maturities of securities being invested temporarily in federal funds sold as noted above.

     The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $26,332,000 are classified as available-for-sale and are carried at fair value at June 30, 1998. Securities totaling $40,148,000 are classified as held-to-maturity and are carried at amortized cost. During the second quarter of 1997, the Company sold $193,000 of investments classified as available-for-sale. No gain or loss was recognized on the sale of such investments. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 1998, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $10,473,000, or 15.8% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                                         June 30, 1998     December 31, 1997
                                                       -----------------   -----------------
                                                        Amount     %        Amount      %
                                                       --------  -------   --------  -------
                                                                (Dollars in thousands)
Carrying value:
  U.S. Treasury securities                             $ 15,372   23.1%    $ 21,292   30.5%
  Obligations of other U.S. Government
     agencies and corporations                           39,535   59.5       36,122   51.8
  Mortgage-backed securities                             10,145   15.2       11,622   16.7
  Obligations of states and political subdivisions          844    1.3          175    0.2
  Other securities                                          584    0.9          583    0.8
                                                       --------  -----     --------  -----

Total carrying value of securities                     $ 66,480  100.0%    $ 69,794  100.0%
                                                       ========  =====     ========  =====

Total market value of securities                       $ 66,570            $ 69,877
                                                       ========            ========


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at June 30, 1998. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion.


                                                                                     Estimated      Weighted
Type and Maturity Grouping                             Principal       Carrying        Fair         Average
    at June 30, 1998                                    Amount          Value          Value         Yield
-------------------------                              ---------      ---------      ---------      --------
                                                                        (Dollars in thousands)
U.S. Treasury securities:
  Within one year                                      $   6,250      $   6,269      $   6,269         5.67%
  After one but within five years                          9,000          9,103          9,104         5.79
                                                       ---------      ---------      ---------      -------
     Total U.S. Treasury securities                       15,250         15,372         15,373         5.74
                                                       ---------      ---------      ---------      -------

Obligations of other U.S. Government
 agencies and corporations:
  Within one year                                          2,500          2,485          2,497         6.48
  After one but within five years                         37,000         37,050         37,084         6.16
                                                       ---------      ---------      ---------      -------
     Total obligations of U.S. Government
       agencies and corporations                          39,500         39,535         39,581         6.18
                                                       ---------      ---------      ---------      -------

Mortgage-backed securities                                10,038         10,145         10,174         6.16
                                                       ---------      ---------      ---------      -------

Obligations of states and political subdivisions:
  Within one year                                              0              0              0           --
  After one but within five years                              0              0              0           --
  After five but within ten years                            445            447            457         7.30
  After ten years                                            400            397            401         6.98
                                                       ---------      ---------      ---------      -------
     Total obligations of states and political
       subdivisions                                          845            844            858         7.15
                                                       ---------      ---------      ---------      -------

Other securities:
  Within one year                                              0              0              0           --
  After one but within five years                              0              0              0           --
  After five but within ten years                              0              0              0           --
  After ten years                                            584            584            584         3.96
                                                       ---------      ---------      ---------      -------
     Total other securities                                  584            584            584         3.96
                                                       ---------      ---------      ---------      -------

               Total securities                        $  66,217      $  66,480      $  66,570         6.04%
                                                       =========      =========      =========      =======

LOAN PORTFOLIO

     Total loans, net of unearned income, decreased $44,000, from $140,853,000 at December 31, 1997, to $140,809,000 at June 30,
1998. The slight decrease during the first half of 1998 was a result of a significant amount of payoffs received on the Company's indirect installment loans. These payoffs resulted in a decrease of $11,022,000 in loans to individuals. This decrease was offset by a $7,878,000 increase in commercial and industrial loans and a $3,146,000 increase in other loans during the first six months of 1998.

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

     Due to diminished loan demand during the early 1990's, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. The Company expanded this program into the San Angelo and Lubbock markets with the acquisitions of Coastal Banc-San Angelo and Crown Park. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At June 30, 1998, the Company had approximately $39,655,000, net of unearned income, of this type of loan outstanding compared to approximately $50,052,000 of this type of loan at December 31, 1997, a decrease of $10,397,000, or 20.8%. The Company is attempting to decrease its reliance on these loans by generating additional commercial and real estate loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                        June 30,       December 31,
                                            1998          1997
                                        ---------      ---------
                                             (In thousands)
     Loans to individuals               $  56,431      $  67,453
     Real estate loans                     43,944         44,569
     Commercial and industrial loans       32,062         24,184
     Other loans                            9,254          6,109
                                        ---------      ---------
       Total loans                        141,691        142,315
     Less unearned income                     882          1,462
                                        ---------      ---------
       Loans, net of unearned income    $ 140,809      $ 140,853
                                        =========      =========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at June 30, 1998, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 1998.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at June 30, 1998. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                                   One to     Over      Total
                                        One Year    Five      Five     Carrying
                                        and Less    Years     Years     Value
                                        --------- --------- --------- ---------
                                                       (In thousands)
     Real estate loans                  $   6,152 $  29,942 $   7,850 $  43,944
     Commercial and industrial loans       15,795    10,679     5,588    32,062
     Other loans                            8,412       621       221     9,254
                                        --------- --------- --------- ---------
       Total loans                      $  30,359 $  41,242 $  13,659 $  85,260
                                        ========= ========= ========= =========

     With fixed interest rates          $  11,151 $  30,824 $   6,789 $  48,764
     With variable interest rates          19,208    10,418     6,870    36,496
                                        --------- --------- --------- ---------
       Total loans                      $  30,359 $  41,242 $  13,659 $  85,260
                                        ========= ========= ========= =========

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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $1,121,000, or 0.80% of loans, net of unearned income, at June 30, 1998, compared to $1,173,000, or 0.83% of loans, net of unearned income, at December 31, 1997. The decrease in the allowance and the percentage of the allowance to loans, net of unearned income, during the first half of 1998 is due to a larger than normal amount of charge-offs, primarily in the indirect lending area, particularly at the Bank's Lubbock location. See "Results of Operations - Provision for Loan Losses" above. Charge-offs on indirect installment loans accounted for $315,000, or 79.1%, of total charge-offs during the first six months of 1998.

     Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $158,000 and $398,000 in loans during the second quarter and first six months of 1998, respectively. Recoveries during the second quarter and first six months of 1998 were $33,000 and $46,000, respectively.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and six-month periods ended June 30, 1998 and 1997.


                                                              Quarter Ended       Six-month Period
                                                                 June 30,          Ended June 30,
                                                            ------------------- -------------------
                                                              1998      1997      1998      1997
                                                            --------- --------- --------- ---------
                                                                      (Dollars in thousands)
     Analysis of allowance for possible loan losses:
     Balance, beginning of period                           $   1,121 $   1,312 $   1,173 $     793
       Acquisition of subsidiary bank                               0         0         0       395
       Provision for loan losses                                  125        60       300        60
                                                            --------- --------- --------- ---------
                                                                1,246     1,372     1,473     1,248
                                                            --------- --------- --------- ---------
     Loans charged off:
       Loans to individuals                                       155        87       355       164
       Real estate loans                                            0         2        40         2
       Commercial and industrial loans                              3         0         3        35
       Other loans                                                  0         0         0         4
                                                            --------- --------- --------- ---------
          Total charge-offs                                       158        89       398       205
                                                            --------- --------- --------- ---------
     Recoveries of loans previously charged off:
       Loans to individuals                                        14        19        21        32
       Real estate loans                                           15         2        15        35
       Commercial and industrial loans                              4        24        10       218
       Other loans                                                  0         0         0         0
                                                            --------- --------- --------- ---------
          Total recoveries                                         33        45        46       285
                                                            --------- --------- --------- ---------
            Net loans charge-offs (recoveries)                    125        44       352       (80)
                                                            --------- --------- --------- ---------
     Balance, end of period                                 $   1,121 $   1,328 $   1,121 $   1,328
                                                            ========= ========= ========= =========

     Average loans outstanding, net of unearned income(1)   $ 139,485 $ 135,521 $ 139,564 $ 126,841
                                                            ========= ========= ========= =========
     Ratio of net loan charge-offs (recoveries) to average
       loans outstanding, net of unearned income
       (annualized)                                              0.36%     0.13%     0.50%    (0.13)%
                                                                 ====      ====      ====      ====
     Ratio of allowance for possible loan losses to total
       loans, net of unearned income, at June 30                 0.80%     0.97%     0.80%     0.97%
                                                                 ====      ====      ====      ====


______________________________
(1) Average loans, net of unearned income, for 1997 include the average loans, net of unearned income, of Crown Park from January 28, 1997, the date of acquisition of such company.

     Foreclosures on defaulted loans result in the Company acquiring other real estate and other repossessed assets; however, the amount of other real estate and other repossessed assets being carried on the Company's books has been decreasing. Accordingly, the Company incurs other expenses, specifically net costs applicable to other real estate and other repossessed assets, in maintaining, insuring and selling such assets. The Company attempts to convert nonperforming loans into interest-earning assets, although usually at a lower dollar amount than the face value of such loans, either through liquidation of the collateral securing the loan or through intensified collection efforts.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 1998, and December 31, 1997.


                                                    June 30, 1998               December 31, 1997
                                             ----------------------------  ----------------------------
                                                            Percent of                    Percent of
                                                            Loans by                      Loans by
                                              Amount of      Category to    Amount of      Category to
                                              Allowance     Loans, Net of   Allowance     Loans, Net of
                                             Allocated to     Unearned     Allocated to     Unearned
                                               Category        Income        Category        Income
                                             ------------   -------------  ------------   -------------
                                                                (Dollars in thousands)
Loans to individuals                            $   549        39.4%         $   570           46.8%
Real estate loans                                    67        31.2               52           31.6
Commercial and industrial loans                     149        22.8              193           17.2
Other loans                                          29         6.6               28            4.4
                                                -------       -----          -------          -----
  Total allocated                                   794       100.0%             843          100.0%
                                                              =====                           =====
Unallocated                                         327                          330
                                                -------                      -------
Total allowance for possible loan losses        $ 1,121                      $ 1,173
                                                =======                      =======


Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At June 30, 1998, substandard loans totaled $757,000, of which $135,000 were loans designated as nonaccrual or 90 days past due, and there were no doubtful or loss loans. Substandard, doubtful and loss loans at December 31, 1997, were $941,000, $16,000 and $0, respectively.

     In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at June 30, 1998, were current and paying in accordance with loan terms. At June 30, 1998, watch list loans totaled $1,204,000 (including $383,000 of loans guaranteed by U.S. governmental agencies). Of the total loans on the watch list, $572,000 of the loans involved borrowers who had filed Chapter 13 bankruptcy and the Bank was awaiting finalization of the individual borrowers' bankruptcy plans. In addition, at June 30, 1998, $116,000 of loans not classified and not on the watch list were designated as nonaccrual, 90 days past due or restructured loans. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at June 30, 1998, and December 31, 1997.

                                                               June 30,    December 31,
                                                                1998           1997
                                                            ------------   ------------
                                                                  (In thousands)
     Nonaccrual loans                                         $    57        $    70
     Accruing loans contractually past due over 90 days            78            121
     Restructured loans                                            87            104
     Other real estate and other repossessed assets               253            739
                                                              -------        -------

     Total nonperforming assets                               $   475        $ 1,034
                                                              =======        =======


     The gross interest income that would have been recorded during the second quarter and first six months of 1998 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $2,000 and $4,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the first half of 1998.

     A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The Company does not believe it has any potential problem loans other than those reported above.

PREMISES AND EQUIPMENT

     Premises and equipment increased $106,000, or 1.4%, during the first half of 1998, from $7,518,000 at December 31, 1997, to $7,624,000 at June 30, 1998. The increase was due to the opening of one additional supermarket branch in May 1998 and purchases of small amounts of equipment during the first half of 1998. This increase was partially offset by depreciation expense of $280,000 which was recorded during the first six months of 1998.

GOODWILL

     Goodwill decreased $113,000, or 3.6%, from $3,159,000 at December 31, 1997, to $3,046,000 at June 30, 1998. This decrease was due entirely to goodwill amortization expense recorded during the first half of 1998. The goodwill recorded from all of the recent acquisitions made by the Company is being amortized over a period of 15 years.

ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $68,000, or 3.1%, from $2,208,000 at December 31, 1997, to $2,140,000 at June 30, 1998. The decrease was primarily a result of the decrease in securities, on which interest is normally collected semiannually, and an increase in federal funds sold, on which interest is payable daily. Of the total balance at June 30, 1998, $1,184,000, or 55.3%, was interest accrued on loans and $956,000, or 44.7%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1997, were $1,220,000, or 55.3%, and $988,000, or 44.7%, respectively.

OTHER REAL ESTATE AND OTHER REPOSSESSED ASSETS

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At June 30, 1998, and December 31, 1997, other real estate and other repossessed assets had an aggregate book value of $253,000 and $739,000, respectively. Other real estate and other repossessed assets decreased $486,000, or 65.8%, during the first six months of 1998, primarily due to the sale of a parcel of real estate for $357,000 and a reduction in the number of repossessed automobiles held by the Company. No gain or loss was recorded as a result of the sale of such real estate. Of the June 30, 1998, balance, $143,000 represented sixteen (16) repossessed automobiles and $110,000 represented three commercial and two residential properties.

OTHER ASSETS

     The most significant component of other assets at June 30, 1998, is a net deferred tax asset of $1,022,000. The balance of other assets decreased $99,000, or 4.8%, to $1,959,000 at June 30, 1998, from $2,058,000 at December 31, 1997, as a result of a decrease in the Company's net deferred tax asset due principally to the utilization of a portion of the Company's tax credit carryforwards.

DEPOSITS

     The Bank's lending and investing activities are funded almost entirely by core deposits, 49.5% of which are demand, savings and money market deposits at June 30, 1998. Total deposits decreased $1,837,000, or 0.8%, from $242,801,000 at December 31, 1997, to
$240,964,000 at June 30, 1998. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters and six-month periods ended June 30, 1998 and 1997.


                                      Quarter Ended June 30,             Six-month Period Ended June 30,
                              -------------------------------------   -------------------------------------
                                    1998                 1997(1)            1998                 1997(1)
                              -----------------   -----------------   -----------------   -----------------
                               Average  Average    Average  Average    Average  Average    Average  Average
                               Amount    Rate     Amount     Rate      Amount    Rate      Amount     Rate
                              --------- -------   --------- -------   --------- -------   --------- -------
                                                           (Dollars in thousands)
Noninterest-bearing
  demand deposits             $ 43,857      --%   $ 41,282      --%   $ 42,996      --%   $ 39,319      --%
Interest-bearing demand,
  savings and money
  market deposits               76,660    2.56      77,147    2.68      77,458    2.63      74,526    2.66
Time deposits of less
  than $100,000                 83,150    5.33      86,947    5.30      83,027    5.31      84,777    5.29
Time deposits of
  $100,000 or more              39,561    5.42      37,257    5.48      39,488    5.39      35,780    5.47
                              --------  ------    --------  ------    --------  ------    --------  ------
     Total deposits           $243,228    3.51%   $242,633    3.59%   $242,969    3.53%   $234,402    3.59%
                              ========  ======    ========  ======    ========  ======    ========  ======

______________________________
(1) The average amounts of, and average rates paid on, deposits for 1997, include the averages for Crown Park from January 28, 1997, the date of acquisition of such company.

     The maturity distribution of time deposits of $100,000 or more at June 30, 1998, is presented below.

                                                   At June 30, 1998
                                                  -----------------
                                                    (In thousands)
          3 months or less                             $ 11,394
          Over 3 through 6 months                        10,458
          Over 6 through 12 months                       14,111
          Over 12 months                                  2,634
                                                       --------
             Total time deposits of $100,000 or more   $ 38,597
                                                       ========

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At June 30, 1998, deposits of $100,000 or more represented approximately 14.6% of the Company's total assets, compared to 14.5% of total assets at December 31, 1997.

ACCRUED INTEREST PAYABLE

     Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $79,000, or 8.3%, from $947,000 at December 31, 1997, to $868,000 at June 30, 1998, due to a decrease in accrued interest payable on certificates of deposit at the Bank's Abilene locations which had a significant amount of time deposits of $100,000 or more that matured in the first half of 1998.

NOTES PAYABLE

     The Company's notes payable decreased $53,000, or 93.0%, from $57,000 at December 31, 1997, to $4,000 at June 30, 1998. The
decrease was due to the payment of the last installment on one of the notes payable to the current and former directors.

OTHER LIABILITIES

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $113,000, or 46.7%, from $242,000 at December 31, 1997, to $355,000 at June 30,

1998, primarily due to an increase in the amount of insurance premiums on indirect automobile loans that had been collected from loan customers and were payable to the insurance company, an increase in unearned safe deposit income because most customer contracts for such services are on a calendar year basis and increases in other accrued liabilities such as property taxes that are normally paid on or around December 31.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 67.6% at the 90-day interval, 58.9% at the 180-day interval and 52.8% at the 365-day interval at June 30, 1998. Currently, the Company is in a liability-sensitive position at the three intervals; however, the Company had $75,098,000 of interest-bearing demand, savings and money market deposits at June 30, 1998, that are somewhat less rate-sensitive. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 91.6% at June 30, 1998. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at June 30, 1998.


                                                                                           Volumes
                                                      Cumulative Volumes                  Subject to
                                                   Subject to Repricing Within            Repricing
                                             ----------------------------------------       After
                                              90 Days        180 Days       365 Days        1 Year         Total
                                             ----------     ----------     ----------     ----------     ----------
Interest-earning assets:                                                      (Dollars in thousands)
  Federal funds sold                         $   29,200     $   29,200     $   29,200     $        0     $   29,200
  Securities                                      2,751          4,754          8,747         57,733         66,480
  Loans, net of unearned income                  42,055         46,605         55,648         85,161        140,809
                                             ----------     ----------     ----------     ----------     ----------
     Total interest-earning assets               74,006         80,559         93,595        142,894        236,489
                                             ----------     ----------     ----------     ----------     ----------
Interest-bearing liabilities:
  Demand, savings and money market
    deposits                                     75,098         75,098         75,098              0         75,098
  Time deposits                                  34,378         61,620        102,175         19,395        121,570
  Notes payable                                       1              2              4              0              4
                                             ----------     ----------     ----------     ----------     ----------
     Total interest-bearing liabilities         109,477        136,720        177,277         19,395        196,672
                                             ----------     ----------     ----------     ----------     ----------
Rate-sensitivity gap(1)                      $  (35,471)    $  (56,161)    $  (83,682)    $  123,499     $   39,817
                                             ==========     ==========     ==========     ==========     ==========

Rate-sensitivity ratio(2)                          67.6%          58.9%          52.8%
                                                   ====           ====           ====
______________________________
(1)  Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2)  Rate-sensitive interest-earning assets divided by rate-
     sensitive interest-bearing liabilities.


SELECTED FINANCIAL RATIOS

     The following table presents selected financial ratios
(annualized) for the quarters and six-month periods ended June 30, 1998 and 1997.


                                                         Quarter Ended      Six-month Period
                                                            June 30,         Ended June 30,
                                                       -----------------   -----------------
                                                        1998     1997(1)    1998     1997(1)
                                                       -------   -------   -------   -------
Net income to:
    Average assets                                       0.78%     0.85%     0.73%     0.83%
    Average interest-earning assets                      0.87      0.94      0.82      0.91
    Average stockholders' equity                         9.79     11.65      9.26     11.42
Dividend payout (2) to:
    Net income                                          19.15     17.33     20.35     15.96
    Average stockholders' equity                         1.87      2.02      1.88      1.82
Average stockholders' equity to:
    Average total assets                                 7.98      7.30      7.92      7.24
    Average loans (3)                                   15.21     14.24     15.06     14.57
    Average total deposits                               8.72      7.95      8.65      7.88
Average interest-earning assets to:
    Average total assets                                89.78     90.71     89.52     90.86
    Average total deposits                              98.16     98.79     97.81     98.88
    Average total liabilities                           97.56     97.86     97.22     97.96
Ratio to total average deposits of:
    Average loans (3)                                   57.35     55.86     57.44     54.11
    Average noninterest-bearing deposits                18.03     17.01     17.70     16.77
    Average interest-bearing deposits                   81.97     82.99     82.30     83.23
Total interest expense to total interest income         45.90     46.88     46.48     47.35
Efficiency ratio (4)                                    68.15     69.72     68.17     69.45
_________________________
(1)  Average balance sheet and income statement items for 1997 include the accounts for Crown Park from January 28, 1997, the date of acquisition of such company.
(2)  Dividends on Common Stock only.
(3)  Before allowance for possible loan losses.
(4)  Calculated as a noninterest expense less amortization of intangibles and net expenses (revenues) related to other real estate and other repossessed assets divided by the sum of
     netinterest income before provision for loan losses and total noninterest income, excluding securities gains and losses.


Liquidity
---------

THE BANK
     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $13,309,000 and $13,664,000 during the second quarter and first six months of 1998, respectively, and $10,369,000 and $9,803,000 during the second quarter and first six months of 1997, respectively. These amounts comprised 5.0% and 5.1% of average total assets during the second quarter and first six months of 1998, respectively, and 3.9% and 3.8% of average total assets during the second quarter and first six months of 1997, respectively. The average level of securities and federal funds sold was $99,273,000 and $98,091,000 during the second quarter and first six months of 1998, respectively, and $104,169,000 and $104,947,000 during the second quarter and first six months of 1997, respectively. The decreases from 1997 to 1998 were due primarily to an increase in loans and a stable deposit base.

     The Bank sold $193,000 of securities classified as available-for-sale during the second quarter of 1997. The Bank sold no securities during the six-month period ended June 30, 1998. At June 30, 1998, $8,754,000, or 13.2%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $46,153,000, or 69.4%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial lending activities are concentrated in loans with maturities of less than five years and with adjustable interest rates, while their installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At June 30, 1998, approximately $55,648,000, or 39.5%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates.
Approximately $47,647,000, or 55.9%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the second quarter and first six months of 1998, the Company's average deposits were $243,228,000, or 91.5% of average total assets, and $242,969,000, or 91.5% of average total assets, respectively, compared to $242,633,000, or 91.8% of average total assets, and $234,402,000, or 91.9% of average total assets, during the second quarter and first six months of 1997, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during both the second quarter and first six months of 1998 totaled $250,000; in turn, Independent Financial paid dividends to the Company totaling $250,000 during the same time periods. Dividends paid by the Bank to Independent Financial during the second quarter and first six months of 1997 were $300,000 and $500,000, respectively; in turn, Independent Financial paid dividends to the Company totaling $300,000 and $500,000 during the same time periods of 1997, respectively. At June 30, 1998, there were approximately $3,025,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 54% and 5%, respectively, of the Company's cash flow from the Bank during the second quarter of 1998. These percentages were 66% and 7%, respectively, for the first six months of 1998. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs a loss, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $345,000 and $657,000 were paid by the Bank to the Company during the second quarter and first six months of 1998, respectively, compared to a total of $347,000 and $691,000 during the second quarter and the first six months of 1997.

      From January 1, 1989, through December 31, 1995, the Company collected federal income taxes from the Bank based on an effective tax rate of approximately 34% and paid taxes to the federal government at the rate of approximately 2% as a result of the utilization of the Company's net operating loss carryforwards for both regular tax and alternative minimum tax purposes. At December 31, 1995, the Company's net operating loss carryforwards for alternative minimum tax purposes had been fully utilized. As a result, the Company began paying federal income taxes at the effective tax rate of approximately 20% during the first quarter of 1996. The net operating carryforwards available for regular federal income tax purposes were fully utilized by December 31, 1997. The Company still has net tax credit carryforwards available for alternative minimum tax purposes which should not be fully utilized before December 31, 1998.

     The Bank pays management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $33,000 and $73,000 in management fees to the Company in the second quarter and first six months of 1998, respectively, compared to $34,000 and $76,000 paid by the Bank during the second quarter and first six months of 1997, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

Capital Resources
-----------------

     At June 30, 1998, stockholders' equity totaled $21,310,000, or 8.1% of total assets, compared to $20,527,000, or 7.8% of total assets, at December 31, 1997.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock, reduced by goodwill. For the Company, Tier 2 capital is comprised of all of the allowance for possible loan losses.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at June 30, 1998.


     The Company                                                           June 30, 1998
     -----------                                                      -----------------------
                                                                       (Dollars in thousands)
     Tier 1 capital:
       Common stockholders' equity, excluding unrealized gain on
         available-for-sale securities                                     $  21,058
       Preferred stockholders' equity (1)                                        213
       Goodwill                                                               (3,046)
                                                                           ---------
          Total Tier 1 capital                                                18,225
                                                                           ---------

     Tier 2 capital:
       Allowance for possible loan losses (2)                                  1,121
                                                                           ---------
          Total Tier 2 capital                                                 1,121
                                                                           ---------

             Total capital                                                 $  19,346
                                                                           =========

     Risk-weighted assets                                                  $ 153,697
                                                                           =========

     Adjusted quarterly average assets                                     $ 262,857
                                                                           =========



                                                         Regulatory        Well-capitalized    Actual Ratios at
The Company                                                Minimum             Minimum           June 30, 1998
-----------                                            ---------------     ----------------    ----------------
Tier 1 capital to risk-weighted assets ratio                 4.00%               6.00%              11.86%
Total capital to risk-weighted assets ratio                  8.00               10.00               12.59
Leverage ratio                                               4.00                5.00                6.93

The Bank
--------

Tier 1 capital to risk-weighted assets ratio                 4.00%               6.00%              10.93%
Total capital to risk-weighted assets ratio                  8.00               10.00               11.66
Leverage ratio                                               4.00                5.00                6.45
___________________________
(1)  Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at June 30, 1998.

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

     At its meeting on July 15, 1998, the Board of Directors of the Company approved the payment of the regular quarterly cash dividend of $0.05 per share on August 31, 1998, to shareholders of record of the Common Stock on August 17, 1998.

Year 2000 Compliance
--------------------

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

     The Company leased virtually all of its computer hardware under leases that expired during the first six months of 1998. The Company replaced this hardware, as well as the software used for its main operating system and major banking applications, during this same time period. The Company believes all such hardware and software to be Year 2000 compliant.

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

     As a result of the timing of the replacement and upgrade of the Company's hardware and software, the total cost to the Company of Year 2000 Compliance activities has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. Year 2000 compliance costs and the date on which the Company plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance, however, that these estimates will be achieved and actual results could differ from those plans.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings.

     In November 1995, the Pension Benefit Guaranty Corporation (the "PBGC") sent a letter to the Company regarding the Retirement Plan for Employees of the Texas Bank and Trust Co., Sweetwater, Texas (the "Plan"). In the letter, the PBGC alleged that the Company was responsible for the Plan and asked that the Company assume sponsorship of the Plan. The Company declined the PBGC's request to assume responsibility for, and sponsorship of, the Plan. If the Company had assumed responsibility for the Plan, the Company would have owed as of June 30, 1995, according to PBGC calculations, approximately $656,000 to the PBGC. In response, the PBGC, in June 1996, terminated the Plan and became the Plan's trustee, effective as of June 30, 1992.

     Texas Bank and Trust Co., Sweetwater, Texas ("Texas Bank"), became a repossessed asset of The First State Bank, Abilene, Texas ("FSB - Abilene"), a former subsidiary of the Company, through a bank foreclosure that occurred in 1985. FSB - Abilene was placed into receivership by the Federal Deposit Insurance Corporation (the "FDIC") on February 17, 1989. Texas Bank was placed into receivership by the FDIC on July 27, 1989.

     The Company did not intend to assume any responsibility for the Plan and had decided to vigorously contest any attempt by the PBGC to have the Company assume responsibility with respect to any aspect of the Plan. The statute of limitations for any action to be taken by the PBGC against the Company regarding this matter was set to expire on June 30, 1998. The PBGC indicated to the Company that as of June 30, 1998, the Company's potential responsibility to the Plan, according to PBGC calculations, was in excess of $1,000,000. The Company and the PBGC entered into settlement negotiations, and on June 30, 1998, the Company and the PBGC executed a tolling agreement to extend the expiration of the statute of limitations regarding this matter to July 20, 1998. A settlement agreement was negotiated and consummated on July 20, 1998, and the Company paid a total of $125,000 ($83,000, net of tax) to the PBGC to avoid costs of litigation regarding this matter. This amount was accrued into expense in the Company's Consolidated Financial Statements at June 30, 1998.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, dated June 19, 1998 reporting the execution of the Agreement and Plan of Reorganization dated May 29, 1998, between the Company and Azle Bancorp.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  August 4, 1998         Independent Bankshares, Inc.
                              (Registrant)



                              By:  /s/ RANDAL N. CROSSWHITE
                                 --------------------------------
                                 Randal N. Crosswhite
                                 Senior Vice President and Chief
                                 Financial Officer