Form 10-Q
period 1998-09-30
INDEPENDENT BANKSHARES INC
filed 1998-11-16
CIK 318870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 1998

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock at September 30, 1998.

         Class:  Common Stock, par value $0.25 per share
      Outstanding at September 30, 1998:  2,217,296 shares

PART I

FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                   CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                           (Unaudited)

                                                            September 30,        December 31,
ASSETS                                                           1998                1997
                                                            -------------       -------------
Cash and Cash Equivalents:
  Cash and Due from Banks                                   $  20,423,000       $  14,518,000
  Federal Funds Sold                                           35,475,000          24,900,000
                                                            -------------       -------------
     Total Cash and Cash Equivalents                           55,898,000          39,418,000
                                                            -------------       -------------
Securities:
  Available-for-sale                                           27,566,000          22,501,000
  Held-to-maturity                                             70,750,000          47,293,000
                                                            -------------       -------------
     Total Securities                                          98,316,000          69,794,000
                                                            -------------       -------------
Loans:
  Total Loans                                                 190,278,000         142,315,000
  Less:
    Unearned Income on Installment Loans                        1,994,000           1,462,000
    Allowance for Possible Loan Losses                          1,885,000           1,173,000
                                                            -------------       -------------
     Net Loans                                                186,399,000         139,680,000
                                                            -------------       -------------
Intangible Assets                                              10,993,000           3,159,000
Premises and Equipment                                         10,259,000           7,518,000
Accrued Interest Receivable                                     3,164,000           2,208,000
Other Real Estate and Other Repossessed Assets                    404,000             739,000
Other Assets                                                    2,599,000           2,058,000
                                                            -------------       -------------

          Total Assets                                      $ 368,032,000       $ 264,574,000
                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits                       $  56,236,000       $  43,868,000
  Interest-bearing Demand Deposits                            113,910,000          77,495,000
  Interest-bearing Time Deposits                              158,748,000         121,438,000
                                                            -------------       -------------
     Total Deposits                                           328,894,000         242,801,000
Accrued Interest Payable                                        1,067,000             947,000
Notes Payable                                                       3,000              57,000
Other Liabilities                                               1,088,000             242,000
                                                            -------------       -------------
          Total Liabilities                                   331,052,000         244,047,000
                                                            -------------       -------------
Guaranteed Preferred Beneficial Interests
   in the Company's Subordinated Debentures                    13,000,000                   0
                                                            -------------       -------------
Stockholders' Equity:
Series C Preferred Stock                                           51,000              56,000
Common Stock                                                      554,000             494,000
Additional Paid-in Capital                                     15,980,000          13,921,000
Retained Earnings                                               7,445,000           6,218,000
Unrealized Gain on Available-for-sale Securities                  125,000              31,000
Unearned ESOP Shares                                             (175,000)           (193,000)
                                                            -------------       -------------
          Total Stockholders' Equity                           23,980,000          20,527,000
                                                            -------------       -------------

             Total Liabilities and Stockholders' Equity     $ 368,032,000       $ 264,574,000
                                                            =============       =============


  See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                 CONSOLIDATED INCOME STATEMENTS
QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                           (Unaudited)


                                                                                          Nine-month Period
                                                  Quarter Ended September 30,            Ended September 30,
                                                  ---------------------------        ---------------------------
                                                       1998           1997                1998           1997
                                                  ------------   ------------        ------------   ------------
Interest Income:
  Interest and Fees on Loans                      $  3,391,000   $  3,166,000        $  9,725,000   $  8,999,000
  Interest on Securities                             1,056,000      1,308,000           3,029,000      4,007,000
  Interest on Federal Funds Sold                       425,000        204,000           1,343,000        646,000
                                                  ------------   ------------        ------------   ------------
     Total Interest Income                           4,872,000      4,678,000          14,097,000     13,652,000
                                                  ------------   ------------        ------------   ------------
Interest Expense:
  Interest on Deposits                               2,189,000      2,188,000           6,476,000      6,401,000
  Interest on Notes Payable                              7,000         16,000               8,000         52,000
                                                  ------------   ------------        ------------   ------------
     Total Interest Expense                          2,196,000      2,204,000           6,484,000      6,453,000
                                                  ------------   ------------        ------------   ------------
       Net Interest Income                           2,676,000      2,474,000           7,613,000      7,199,000
  Provision for Loan Losses                            135,000        150,000             435,000        210,000
                                                  ------------   ------------        ------------   ------------
          Net Interest Income After
            Provision for Loan Losses                2,541,000      2,324,000           7,178,000      6,989,000
                                                  ------------   ------------        ------------   ------------
Noninterest Income:
  Service Charges                                      534,000        417,000           1,508,000      1,156,000
  Trust Fees                                            49,000         51,000             153,000        145,000
  Other Income                                          38,000         24,000             297,000         77,000
                                                  ------------   ------------        ------------   ------------
     Total Noninterest Income                          621,000        492,000           1,958,000      1,378,000
                                                  ------------   ------------        ------------   ------------
Noninterest Expenses:
  Salaries and Employee Benefits                     1,102,000      1,011,000           3,247,000      2,936,000
  Net Occupancy Expense                                286,000        226,000             754,000        638,000
  Equipment Expense                                    222,000        211,000             624,000        627,000
  Stationery, Printing and Supplies Expense            118,000        114,000             324,000        298,000
  Professional Fees                                     70,000         82,000             211,000        264,000
  Amortization of Intangible Assets                     67,000         59,000             180,000        160,000
  Net Cost (Revenues) Applicable to Other
    Real Estate and Other Repossessed Assets            24,000         22,000              71,000        (19,000)
  Distributions on Guaranteed Preferred
    Beneficial Interests in the Company's
    Subordinated Debentures                             28,000              0              28,000              0
  Other Expenses                                       355,000        393,000           1,270,000      1,172,000
                                                  ------------   ------------        ------------   ------------
     Total Noninterest Expenses                      2,272,000      2,118,000           6,709,000      6,076,000
                                                  ------------   ------------        ------------   ------------
          Income Before Federal Income Taxes           890,000        698,000           2,427,000      2,291,000
  Federal Income Taxes                                 322,000        148,000             885,000        686,000
                                                  ------------   ------------        ------------   ------------
               Net Income                              568,000        550,000           1,542,000      1,605,000
Other Comprehensive Income, Net of Tax:
  Unrealized Holding Gains on Available-for-
    sale Securities Arising During the Period           86,000         14,000              94,000         13,000
                                                  ------------   ------------        ------------   ------------
               Comprehensive Income               $    654,000   $    564,000        $  1,636,000   $  1,618,000
                                                  ============   ============        ============   ============
Preferred Stock Dividends                         $      5,000   $      7,000        $     17,000   $     35,000
                                                  ============   ============        ============   ============
Net Income Available to Common
  Stockholders                                    $    563,000   $    543,000        $  1,525,000   $  1,570,000
                                                  ============   ============        ============   ============
Basic Earnings per Common Share
  Available to Common Stockholders                $       0.28   $       0.27        $       0.77   $       0.86
                                                  ============   ============        ============   ============
Diluted Earnings Per Common Share
  Available to Common Stockholders                $       0.27   $       0.26        $       0.74   $       0.79
                                                  ============   ============        ============   ============

  See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                           (Unaudited)


                                                                                         1998           1997
                                                                                     ------------   ------------
Cash Flows from Operating Activities:
  Net Income                                                                         $  1,542,000   $  1,605,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Deferred Federal Income Tax Expense                                                     365,000        346,000
  Depreciation and Amortization                                                           443,000        534,000
  Provision for Loan Losses                                                               435,000        210,000
  Gains on Sales of Other Real Estate and Other Repossessed Assets                         (3,000)       (64,000)
  Writedown of Other Real Estate and Other Repossessed Assets                                   0          2,000
  Increase in Accrued Interest Receivable                                                (100,000)      (229,000)
  Decrease (Increase) in Other Assets                                                     (65,000)       470,000
  Decrease in Accrued Interest Payable                                                   (188,000)      (228,000)
  Decrease in Other Liabilities                                                          (158,000)       (77,000)
                                                                                     ------------   ------------
     Net Cash Provided by Operating Activities                                          2,271,000      2,569,000
                                                                                     ------------   ------------
Cash Flows from Investing Activities:
  Proceeds from Maturities of Available-for-sale Securities                             8,083,000      6,939,000
  Proceeds from Maturities of Held-to-maturity Securities                              24,033,000     11,024,000
  Proceeds from Sale of Available-for-sale Securities                                           0        193,000
  Purchases of Available-for-sale Securities                                           (9,019,000)    (6,037,000)
  Purchases of Held-to-maturity Securities                                            (15,770,000)    (9,055,000)
  Net Increase in Loans                                                                (3,293,000)    (8,554,000)
  Additions to Premises and Equipment                                                    (422,000)      (296,000)
  Proceeds from Sales of Other Real Estate and Other Repossessed Assets                 1,346,000      1,022,000
  Net Cash and Cash Equivalents Paid in Acquisition                                   (10,133,000)    (1,236,000)
                                                                                     ------------   ------------
     Net Cash Used in Investing Activities                                             (5,175,000)    (6,000,000)
                                                                                     ------------   ------------
Cash Flows from Financing Activities:
  Increase (Decrease) in Deposits                                                       5,138,000     (2,900,000)
  Proceeds from Notes Payable                                                           4,300,000      1,300,000
  Repayment of Notes Payable                                                           (4,354,000)    (2,806,000)
  Net Proceeds from Issuance of Equity Securities                                       2,135,000      4,004,000
  Net Proceeds from Issuance of Trust Preferred Securities                             12,480,000
  Payment of Cash Dividends                                                              (315,000)      (301,000)
  Payment for Fractional Shares in Stock Dividend                                               0         (5,000)
                                                                                     ------------   ------------
     Net Cash Provided by (Used in) Financing Activities                               19,384,000       (708,000)
                                                                                     ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   16,480,000     (4,139,000)
Cash and Cash Equivalents at Beginning of Period                                       39,418,000     29,958,000
                                                                                     ------------   ------------
Cash and Cash Equivalents at End of Period                                           $ 55,898,000   $ 25,819,000
                                                                                     ============   ============

Noncash Investing Activities:
  Additions to Other Real Estate and Other Repossessed Assets Through Foreclosures   $    935,000   $  1,050,000
  Sales of Other Real Estate and Other Repossessed Assets Financed with Loans              83,000         97,000
  Increase in Unrealized Gain on Available-for-sale Securities, Net of Tax                 94,000         13,000


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

(2)  RECENT ACCOUNTING PRONOUNCEMENT

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

(3)  ACQUISITION OF SUBSIDIARY BANKS

     The Company completed the acquisition of Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), effective January 28, 1997, for an aggregate cash consideration of $7,510,000. On the acquisition date, Crown Park was merged with and into a wholly owned subsidiary of the Company and Western National was merged with and into the Company's subsidiary bank, First State Bank, National Association, Abilene, Texas (the "First State"). To obtain funding for the acquisition, the Company sold an aggregate of 395,312 shares of its common stock (the "Common Stock") in an underwritten offering at a price of $11.40 per share (the "1997 Offering"). This included 51,562 shares covered by the underwriter's over-allotment option. The above number of shares and price per share have been adjusted for the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to the Company's shareholders in May 1997. The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance a portion of the cost of acquiring Crown Park. The $800,000 of borrowings was reduced to $400,000 with the proceeds of the sale of the over-allotment shares. The borrowing was paid off on December 31, 1997. At the date of acquisition, Crown Park had total assets of $60,420,000, total loans, net of unearned income, of $41,688,000, total deposits of $53,604,000 and stockholders' equity of $4,238,000. This acquisition was accounted for using the purchase method of accounting. A total of $2,486,000 of goodwill was recorded as a result of this acquisition.

     The Company completed the acquisition of Azle Bancorp and its subsidiary bank, Azle State Bank, Azle, Texas ("Azle State"), effective September 22, 1998, for an aggregate cash consideration of $19,025,000. To obtain funding for the acquisition, the Company sold an aggregate of 230,000 shares of Common Stock at a price of $11.50 per share, and Independent Capital Trust, a Delaware business trust formed by the Company ("Independent Capital"), sold 1,300,000 of its 8.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") at $10.00 per preferred security (having a liquidation value of $13,000,000) (the "1998 Offering"). The proceeds from the sale of the Trust Preferred Securities were used by Independent Capital to purchase an equivalent amount of Subordinated Debentures of the Company. The Company also borrowed $4,300,000 from a financial institution in Fort Worth, Texas (the "Fort Worth Bank") to finance a portion of the cost of acquiring Azle Bancorp. The borrowings from the Fort Worth Bank were paid off on September 30, 1998, from the proceeds of a cash dividend paid to the Company by Azle State.
At the date of acquisition, Azle Bancorp had total assets of $92,139,000, total loans, net of unearned income, of $45,061,000, total deposits of $80,955,000 and stockholders' equity of $9,872,000. This acquisition was accounted for using the purchase method of accounting. A total of $8,014,000 of intangible assets was recorded as a result of this acquisition, and such assets are being amortized over a period of approximately 20 years.

     The following pro forma financial information presents the historical results of the Company as if the Azle Bancorp acquisition had occurred as of the beginning of each period presented:

                                     Quarter Ended     Nine-month Period
                                     September 30,     Ended September 30,
                                   ------------------  ------------------
                                     1998      1997      1998      1997
                                   --------  --------  --------  --------
                                   (In thousands, except per share amounts)
     Net interest income           $  3,590  $  3,448  $ 10,547  $ 10,044
     Net income                         150       597     1,204     1,733
     Basic earnings per share          0.07      0.27      0.54      0.83
     Diluted earnings per share        0.06      0.26      0.52      0.76


     The pro forma amounts for net income and basic and diluted earnings per share for the quarter and nine-month period ended September 30, 1998, are significantly less than the amounts reported herein as a result of certain adjustments recorded by Azle Bancorp prior to the acquisition.

(4)  UNEARNED ESOP SHARES

     The Company's Employee Stock Ownership/401(k) Plan (the "Plan") purchased 18,750 shares, adjusted for the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to shareholders in May 1997, of Common Stock in the 1997 Offering for $214,000. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $4,000, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1% (9.25% at September 30, 1998). The note is collateralized by the stock purchased in the 1997 Offering.

     As a result of the lending arrangement between the Company and the Plan, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At September 30, 1998, a total of 15,390 shares with an original cost of $175,000 are considered to be unearned.

(5)  EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Because the Company's outstanding Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") is cumulative, the dividends allocable to such preferred stock reduces income available to common shareholders in the basic earnings per share calculations. In computing diluted earnings per common share for the quarters and nine-month periods ended September 30, 1998 and 1997, the conversion of the Series C Preferred Stock was assumed, as the effects are dilutive. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended September 30, 1998 and 1997, was 1,994,000 and 1,947,000 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the nine-month periods ended September 30, 1998 and 1997, was 1,974,000 and 1,817,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended September 30, 1998 and 1997, was 2,111,000 and 2,080,000 shares, respectively.
The weighted average common shares outstanding used in computing diluted earnings per common share for the nine-month periods ended September 30, 1998 and 1997, was 2,095,000 and 2,036,000
shares, respectively.

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME

     An analysis of accumulated other comprehensive income for the quarters and nine-month periods ended September 30, 1998 and 1997, is as follows:



                                               Unrealized Gains, Net of Tax,
                                             on Available-for-sale Securities
                                        --------------------------------------------
                                           Quarter Ended          Nine-month Period
                                           September 30,         Ended September 30,
                                        -------------------      -------------------
                                        1998           1997      1998           1997
                                        ----           ----      ----           ----
                                                       (In thousands)
     Balance, beginning of period       $ 39           $ 24      $ 31           $ 25
     Current period change                86             14        94             13
                                        ----           ----      ----           ----
       Balance, end of period           $125           $ 38      $125           $ 38
                                        ====           ====      ====           ====

(7)  SETTLEMENT OF POTENTIAL LITIGATION

     In November 1995, the Pension Benefit Guaranty Corporation (the "PBGC") sent a letter to the Company regarding the Retirement Plan for Employees of the Texas Bank and Trust Co., Sweetwater, Texas (the "Plan"). In the letter, the PBGC alleged that the Company was responsible for the Texas Bank Plan and asked that the Company assume sponsorship of the Texas Bank Plan. The Company declined the PBGC's request to assume responsibility for, and sponsorship of, the Texas Bank Plan. If the Company had assumed responsibility for the Texas Bank Plan, the Company would have owed as of June 30, 1995, according to PBGC calculations, approximately $656,000 to the PBGC. In response, the PBGC, in June 1996, terminated the Plan and became the Texas Bank Plan's trustee, effective as of June 30, 1992.

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

     The Company did not intend to assume any responsibility for the Texas Bank Plan and had decided to vigorously contest any attempt by the PBGC to have the Company assume responsibility with respect to any aspect of the Texas Bank Plan. The statute of limitations for any action to be taken by the PBGC against the Company regarding this matter was set to expire on June 30, 1998. The PBGC indicated to the Company that as of June 30, 1998, the Company's potential responsibility to the Texas Bank Plan, according to PBGC calculations, was in excess of $1,000,000. The Company and the PBGC entered into settlement negotiations, and on June 30, 1998, the Company and the PBGC executed a tolling agreement to extend the expiration of the statute of limitations regarding this matter to July 20, 1998. A settlement agreement was negotiated and consummated on July 20, 1998, and the Company paid a total of $125,000 ($83,000, net of tax) to the PBGC to avoid costs of litigation regarding this matter. This amount was recognized in the Company's Consolidated Financial Statements at June 30, 1998.

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

The Company
-----------

     The Company is a bank holding company that, at September 30, 1998, owned 100% of Independent Capital Trust, a Delaware business trust ("Independent Capital"), and 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas ("First State") and Azle State Bank, Azle, Texas ("Azle State"). First State currently operates full-service banking locations in the West Texas cities of Abilene (three locations), Lubbock, Odessa (four locations), San Angelo, Stamford and Winters. Azle State operates two full-service banking locations in Azle, Texas. First State and Azle State are collectively referred to as "the Banks."

     As noted in "Note 3: Acquisition of Subsidiary Banks," the Company acquired Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), on January 28, 1997. Western National was merged with and into and became a branch of First State. The Company also acquired Azle Bancorp and its subsidiary bank, Azle State, on September 22, 1998.

Results of Operations
---------------------

GENERAL

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at September 30, 1998, and December 31, 1997, and results of operations for each of the quarters and nine-month periods ended September 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

     The various categories of income and expense for Azle
Bancorp for the quarter and nine-month period ended September 30, 1998, were not material to consolidated income and expenses for the Company for those time periods since the acquisition occurred on September 22, 1998.

NET INCOME

     Net income for the quarter ended September 30, 1998, amounted to $568,000 ($0.28 basic and $0.27 diluted earnings per common share, respectively) compared to net income of $550,000 ($0.27 basic and $0.26 diluted earnings per common share, respectively) for the quarter ended September 30, 1997. Net income for the nine-month period ended September 30, 1998, was $1,542,000 ($0.77 basic and $0.74 diluted earnings per common share, respectively) compared to net income of $1,605,000 ($0.86 basic and $0.79 diluted earnings per common share, respectively) for the nine-month period ended September 30, 1997. The net income and earnings per share amounts for the nine-month period ended September 30, 1998, were negatively impacted by $125,000 ($83,000 net of tax), or $0.04 basic and diluted earnings per share, as a result of the settlement of certain potential litigation. See "Note 7: Settlement of Potential Litigation" to the Company's Consolidated Financial Statements. The 1997 earnings per share amounts have been adjusted for the five-for-four stock split, effected in the form of a 25% stock dividend, paid to shareholders on May 30, 1997.

NET INTEREST INCOME

     Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and notes payable. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

     Net interest income amounted to $2,676,000 for the third quarter of 1998, an increase of $202,000, or 8.2%, from the third quarter of 1997. Net interest income for the third quarter of 1997 was $2,474,000. Net interest income for the first nine months of 1998 was $7,613,000, an increase of $414,000, or 5.8%, from net interest income of $7,199,000 for the first nine months of 1997. The increases in 1998 were primarily due to the acquisition of Crown Park effective January 28, 1997, and Azle Bancorp effective September 22, 1998. The net interest margin on a fully taxable-equivalent basis, was 4.39% and 4.24% for the third quarter and first nine months of 1998, respectively, compared to 4.16% and 4.11% for the third quarter and first nine months of 1997, respectively. The primary reasons for the increases in the net interest margin during 1998 were a small increase in the Company's loan-to-deposit ratio, a shift within the loan portfolio to more commercial and real estate loans and away from lower-yielding indirect installment loans and a decrease in the cost of the Company's interest-bearing demand deposits.

     At September 30, 1998, approximately $50,155,000, or 26.6%, of the Company's total loans, net of unearned income, were tied to fluctuations in the prime interest rate. This amount represents 39.2% of the Company's loans, excluding loans to individuals which are almost exclusively fixed rate in nature. Average rates paid for various types of deposits, particularly certificates of deposit, declined slightly during the first nine months of 1998, when compared to the first nine months of 1997. For example, the average rate paid by the Company for certificates of deposit of $100,000 or more decreased from 5.49% for the first nine months of 1997 to 5.41% for the first nine months of 1998, and the average rate paid for certificates of deposit less than $100,000 decreased slightly from 5.33% during the first nine months of 1997 to 5.32% during the first nine months of 1998. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, also decreased from an average of 2.67% during the first nine months of 1997 to an average of 2.59% during the first nine months of 1998. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets in the very short-term, an overall falling interest rate environment would normally produce a higher net interest margin than an overall rising interest rate environment. As noted under "Analysis of Financial Condition - Interest Rate Sensitivity" below, because the Company's interest-bearing demand, savings and money market deposits are somewhat less rate-sensitive, the Company's net interest margin does not necessarily increase significantly in an overall falling interest rate environment.

     The following table presents the average balance sheets of the Company for the quarters and nine-month periods ended September 30, 1998 and 1997, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category.
This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                                            Quarter Ended September 30,
                                             --------------------------------------------------------
                                                         1998                          1997
                                             ---------------------------   --------------------------
                                                       Interest                      Interest
                                              Average   Income/  Yield/     Average   Income/  Yield/
                                              Balance   Expense   Rate      Balance   Expense   Rate
                                             --------- --------- ------    --------- --------- ------
ASSETS(1)                                                      (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (2)          $ 146,014 $   3,391   9.29%   $ 138,159 $   3,166   9.17%
  Securities (3)                                68,234     1,064   6.24       85,431     1,310   6.13
  Federal funds sold                            30,165       425   5.64       14,557       204   5.61
                                             --------- --------- ------    --------- --------- ------
     Total interest-earning assets             244,413     4,880   7.99      238,147     4,680   7.86
                                             --------- --------- ------    --------- --------- ------

Noninterest-earning assets:
  Cash and due from banks                       14,023                        11,344
  Premises and equipment                         7,846                         7,150
  Intangible assets                              3,817                         3,311
  Accrued interest receivable
   and other assets                              4,671                         4,930
  Allowance for possible loan losses            (1,144)                       (1,232)
                                             ---------                     ---------
     Total noninterest-earning assets           29,213                        25,503
                                             ---------                     ---------
       Total assets                          $ 273,626                     $ 263,650
                                             =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                           $  79,022 $     493   2.50%   $  77,794 $     522   2.68%
  Time deposits                                125,916     1,696   5.39      122,419     1,666   5.44
                                             --------- --------- ------    --------- --------- ------
     Total interest-bearing deposits           204,938     2,189   4.27      200,213     2,188   4.37
  Notes payable                                    385         7   7.27          823        16   7.78
                                             --------- --------- ------    --------- --------- ------
     Total interest-bearing liabilities        205,323     2,196   4.28      201,036     2,204   4.38
                                             --------- --------- ------    --------- --------- ------

Noninterest-bearing liabilities:
  Demand deposits                               43,474                        40,954
  Accrued interest payable and
    other liabilities                            1,727                         1,784
                                             ---------                     ---------
     Total noninterest-bearing liabilities      45,201                        42,738
                                             ---------                     ---------
       Total liabilities                       250,524                       243,774
Guaranteed preferred beneficial
  interests in the Company's
  subordinated debentures                        1,300                             0
Stockholders' equity                            21,802                        19,876
                                             ---------                     ---------
       Total liabilities and
         stockholders' equity                $ 273,626                     $ 263,650
                                             =========                     =========

Net interest income                                    $   2,684                     $   2,476
                                                       =========                     =========
Interest rate spread (4)                                           3.71%                         3.48%
                                                                 ======                        ======
Net interest margin (5)                                            4.39%                         4.16%
                                                                 ======                        ======
______________________________
(1)  The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of
     Crown Park and Azle Bancorp from January 28, 1997, and
     September 22, 1998, the respective acquisition dates of such companies.
(2)  Nonaccrual loans are included in the Average Balance
     columns, and income recognized on these loans, if any, is
     included in the Interest Income/Expense columns.  Interest income on loans includes fees on loans, which are not
     material in amount.
(3)  Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4)  The interest rate spread is the difference between the
     average yield on interest-earning assets and the average
     cost of interest-bearing liabilities.
(5)  The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average
     interest-earning assets.




                                                       Nine-month Period Ended September 30,
                                             --------------------------------------------------------
                                                         1998                          1997
                                             ---------------------------   --------------------------
                                                       Interest                      Interest
                                              Average   Income/  Yield/     Average   Income/  Yield/
                                              Balance   Expense   Rate      Balance   Expense   Rate
                                             --------- --------- ------    --------- --------- ------
ASSETS(1)                                                      (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (2)          $ 141,715 $   9,725   9.15%   $ 130,613 $  8,999    9.19%
  Securities (3)                                65,849     3,044   6.16       87,563    4,010    6.11
  Federal funds sold                            32,346     1,343   5.54       15,731      646    5.48
                                             --------- --------- ------    --------- --------  ------
     Total interest-earning assets             239,910    14,112   7.84      233,907   13,655    7.78
                                             --------- --------- ------    --------- --------  ------

Noninterest-earning assets:
  Cash and due from banks                       13,783                        10,317
  Premises and equipment                         7,604                         6,798
  Intangible assets                              3,341                         3,092
  Accrued interest receivable
    and other assets                             4,676                         5,020
  Allowance for possible loan losses            (1,107)                       (1,189)
                                             ---------                     ---------
     Total noninterest-earning assets           28,297                        24,038
                                             ---------                     ---------
       Total assets                          $ 268,207                     $ 257,945
                                             =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
    market deposits                          $  77,980 $   1,514   2.59%   $  75,615 $   1,513   2.67%
  Time deposits                                123,649     4,962   5.35      121,178     4,888   5.38
                                             --------- --------- ------    --------- --------- ------
     Total interest-bearing deposits           201,629     6,476   4.28      196,793     6,401   4.34
  Notes payable                                    132         8   8.08          847        52   8.19
                                             --------- --------- ------    --------- --------- ------
     Total interest-bearing liabilities        201,761     6,484   4.28      197,640     6,453   4.35
                                             --------- --------- ------    --------- --------- ------

Noninterest-bearing liabilities:
  Demand deposits                               43,154                        39,865
  Accrued interest payable and
    other liabilities                            1,559                         1,495
                                             ---------                     ---------
     Total noninterest-bearing liabilities      44,713                        41,360
                                             ---------                     ---------

       Total liabilities                       246,474                       239,000
Guaranteed preferred beneficial
  interests in the Company's
  subordinated debentures                          433                             0
Stockholders' equity                            21,300                        18,945
                                             ---------                     ---------
       Total liabilities and
         stockholders' equity                $ 268,207                     $ 257,945
                                             =========                     =========

Net interest income                                    $   7,628                     $   7,202
                                                       =========                     =========
Interest rate spread (4)                                           3.56%                         3.43%
                                                                 ======                        ======
Net interest margin (5)                                            4.24%                         4.11%
                                                                 ======                        ======
______________________________
(1)  The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of
     Crown Park and Azle Bancorp from January 28, 1997, and
     September 22, 1998, the respective acquisition dates of such companies.
(2)  Nonaccrual loans are included in the Average Balance
     columns, and income recognized on these loans, if any, is
     included in the Interest Income/Expense columns.  Interest income on loans includes fees on loans, which are not
     material in amount.
(3)  Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4)  The interest rate spread is the difference between the
     average yield on interest-earning assets and the average
     cost of interest-bearing liabilities.
(5)  The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average
     interest-earning assets.


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


                                                     Quarters Ended                 Nine-month Periods Ended
                                              September 30, 1998 vs. 1997 (1)    September 30, 1998 vs 1997 (1)
                                             ---------------------------------  ---------------------------------
                                               Increase (Decrease) Due to          Increase (Decrease) Due To
                                                         Changes In                        Changes In
                                             ---------------------------------  ---------------------------------
                                               Volume    Rate           Total    Volume     Rate           Total
                                             --------  --------       --------  --------  --------       --------
                                                                         (In thousands)
Interest-earning assets:
  Loans, net of unearned income (2)          $    181  $      4       $    225  $    768  $    (42)      $    726
  Securities (3)                                 (264)       18           (246)     (991)       25           (966)
  Federal funds sold                              219         2            221       683        14            697
                                             --------  --------       --------  --------  --------       --------
          Total interest income                   136        64            200       460        (3)           457
                                             --------  --------       --------  --------  --------       --------

Interest-bearing liabilities:
  Deposits:
     Demand, savings and money
       market deposits                              8       (37)           (29)       47       (46)             1
     Time deposits                                 46       (16)            30       102       (28)            74
                                             --------  --------       --------  --------  --------       --------
          Total interest-bearing deposits          54       (53)             1       149       (74)            75
  Notes payable                                    (8)       (1)            (9)      (44)       --            (44)
                                             --------  --------       --------  --------  --------       --------
            Total interest expense                 46       (54)            (8)      105       (74)            31
                                             --------  --------       --------  --------  --------       --------

Increase (decrease) in net interest income   $     90  $    118       $    208  $    355  $     71       $    426
                                             ========  ========       ========  ========  ========       ========
______________________________
(1)  Income statement items include the income statement accounts of Crown Park and Azle Bancorp beginning January 28, 1997, and September 22, 1998, the respective acquisition dates of such companies.
(2)  Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(3)  Information with respect to tax-exempt securities is
     provided on a fully taxable-equivalent basis assuming a tax rate of 34%.


PROVISION FOR LOAN LOSSES

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Banks; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter and nine-month period ended September 30, 1998, were $135,000 and $435,000, respectively, compared to $150,000 and $210,000 for the quarter and nine-month period ended September 30, 1997, respectively. These represent a decrease of $15,000, or 10.0%, and an increase of $225,000, or 107.1%, respectively. The increased provision for the nine-month period ended September 30, 1998, was due to increased charge-offs during the first nine months of 1998, particularly in the area of indirect installment loans. In addition, the Company experienced net loan recoveries during the first half of 1997, requiring a lower provision for that time period.

NONINTEREST INCOME

     Noninterest income increased $129,000, or 26.2%, from $492,000 during the third quarter of 1997 to $621,000 during the third quarter of 1998. Noninterest income also increased
$580,000, or 42.1%, from $1,378,000 for the first nine months of 1997 to $1,958,000 for the first nine months of 1998.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $417,000 during the third quarter of 1997 to $534,000 during the third quarter of 1998, a 28.1% increase, and increased $352,000, or 30.4%, from $1,156,000 for the first nine months of 1997 to $1,508,000 for the first nine months of 1998. The increase was due to the acquisition of Crown Park during January 1997, service charges on the accounts of seven (7) Albertson's grocery stores which began in October 1997 and an increase in rates on selected charges during the first quarter of 1998.

     Trust fees from the operation of the trust department of First State decreased $2,000, or 3.9%, from $51,000 during the third quarter of 1997 to $49,000 during the same period in 1998, but increased $8,000, or 5.5%, from $145,000 for the first nine months of 1997 to $153,000 for the first nine months of 1998 primarily as a result of an overall increase in the value of assets under management of the trust department.

     Other income is the sum of several components of noninterest income including insurance premiums earned on automobiles financed through the Company's indirect installment loan program, check printing income, commissions earned on the sales of mutual funds and annuities, bankcard royalty income and other sources of miscellaneous income. Other income increased $14,000, or 58.3%, from $24,000 during the third quarter of 1997 to $38,000 during the third quarter of 1998, and increased $220,000, or 285.7%, from $77,000 for the first nine months of 1997 to $297,000 for the corresponding period in 1998 primarily due to a significant increase in insurance premiums received during the first six months of 1998 on automobiles financed through the Company's installment lending program and an increase in check printing income. The Company also had a significant increase in commissions from investment services which it began promoting during the second quarter of 1997.

NONINTEREST EXPENSES

     Noninterest expenses increased $154,000, or 7.3%, from $2,118,000 during the third quarter of 1997 to $2,272,000 during the third quarter of 1998 and increased $633,000, or 10.4%, from $6,076,000 during the first nine months of 1997 to $6,709,000 during the first nine months of 1998. Noninterest expenses for the nine-month period ended September 30, 1998, were higher than the same period for 1997 primarily as a result of the acquisition of Crown Park at the end of January 1997 and the opening of three supermarket branch locations, two in October 1997 and one in May 1998.

     Salaries and employee benefits rose $91,000, or 9.0%, from $1,011,000 for the third quarter of 1997 to $1,102,000 for the corresponding period of 1998, and increased $311,000, or 10.6%, from $2,936,000 for the nine-month period ended September 30, 1997, to $3,247,000 for the corresponding period of 1998. The increase was primarily a result of the opening of three supermarket branches as well as overall salary increases.

     Net occupancy expense increased $60,000, or 26.5%, from $226,000 for the third quarter of 1997 to $286,000 for the same period in 1998, and increased $116,000, or 18.2%, from $638,000 for the first nine months of 1997 to $754,000 for the first nine months of 1998. Approximately 75% of the year-to-date increase was a result of the opening of the three additional branches noted above.

     Equipment expense increased from $211,000 for the third quarter of 1997 to $222,000 for the corresponding period in 1998, representing an increase of $11,000, or 5.2%. These expenses decreased $3,000, or 0.5%, from $627,000 for the first nine months of 1997 to $624,000 for the first nine months of 1998. The year-to-date decrease was due to the expiration of operating leases on certain data processing equipment during the first six months of 1998. The equipment was purchased at the end of the leases for fair market value and the depreciation currently being recorded is less than the lease expense previously recorded. The reduction in such expenses more than offset additional equipment expense incurred as a result of the opening of the additional branches.

     Stationery, printing and supplies expense increased $4,000, or 3.5%, from $114,000 for the third quarter of 1997 to $118,000 for the third quarter of 1998, and increased $26,000, or 8.7%, from $298,000 for the first nine months of 1997 to $324,000 for the first nine months of 1998. Approximately 38% of the year-to-date increase was due to the opening of the additional supermarket branches.

     Professional fees, which include legal and accounting fees, decreased $12,000, or 14.6%, from $82,000 during the third quarter of 1997 to $70,000 during the third quarter of 1998, and decreased $53,000, or 20.1%, from $264,000 during the first nine months of 1997 to $211,000 for the corresponding period of 1998. The decreases were a result of increased legal fees incurred immediately after the acquisition related to Crown Park loans and legal fees incurred to settle litigation, which resulted in a recovery of approximately $108,000 of a previously charged off loan during the first quarter of 1997.

     Amortization of intangibles increased $8,000, or 13.6%, from $59,000 for the third quarter of 1997 to $67,000 for the third quarter of 1998, and increased $20,000, or 12.5%, from $160,000 for the first nine months of 1997 to $180,000 for the first nine months of 1998. Amortization of intangibles related to the acquisition of Crown Park on January 28, 1997, and Azle Bancorp on September 22, 1998, was the cause of the increases.

     Net costs (revenues) applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net expenses of $24,000 and $71,000 for the third quarter and first nine months of 1998, respectively, compared to net expenses of $22,000 and net revenues of $19,000 for the third quarter and first nine months of 1997, respectively. The net revenues resulted primarily from gains on the sales during the first quarter of 1997 of two petroleum producing properties that were held by First State.

     During the third quarter of 1998, the Company accrued
$28,000 in distributions payable on the Trust Preferred
Securities issued by Independent Capital in conjunction with the acquisition of Azle Bancorp on September 22, 1998.

     Other noninterest expense includes, among many other items, postage, due from bank account charges, data processing, armored car and courier fees, travel and entertainment, advertising, regulatory examinations, directors' fees, dues and subscriptions and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses decreased $38,000, or 9.7%, from $393,000 during the third quarter of 1997 to $355,000 during the third quarter of 1998, but increased $98,000, or 8.4%, from $1,172,000 for the first nine months of 1997 to $1,270,000 for the first nine months of 1998. The decrease during the third quarter of 1998 was primarily a result of, among other things, reduced advertising expenses, reduced credit reports expense due to lower indirect lending volume and reduced postage expense due to implementation of the Company's new check imaging system. The year-to-date increase for 1998 was due to a $125,000 settlement of certain potential litigation during the second quarter of 1998. See "Note 7: Settlement of Potential Litigation" to the Company's Consolidated Financial Statements.

FEDERAL INCOME TAXES

     The Company accrued $322,000 and $148,000 in federal income taxes in the third quarter of 1998 and 1997, respectively, and accrued $885,000 and $686,000 in federal income taxes for the first nine months of 1998 and 1997, respectively. The effective tax rate for the first nine months of 1998 and 1997 were 36.5% and 29.9%, respectively. The lower effective rate for 1997 was a result of a $112,000 reduction in federal income tax expense due to a reduction made in the Company's deferred tax valuation allowance based on the Company's trend of positive operating results.

IMPACT OF INFLATION

     The effects of inflation on the local economies in which the various branches of the Banks operate and on the Company's operating results have been relatively modest for the past several years. Because substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate-sensitive assets and liabilities. See "Analysis of Financial Condition - Interest Rate Sensitivity" below.

Analysis of Financial Condition
-------------------------------

ASSETS

     Total assets increased $103,458,000, or 39.1%, from $264,574,000 at December 31, 1997, to $368,032,000 at September
30, 1998, as a result of the acquisition of Azle Bancorp, which had total assets of $102,120,000 at September 30, 1998.

CASH AND CASH EQUIVALENTS

     The amount of cash and cash equivalents increased $16,480,000, or 41.8%, from $39,418,000 at December 31, 1996, to
$55,898,000 at September 30, 1998, due to the acquisition of Azle Bancorp which had $10,668,000 in cash and cash equivalents at September 30, 1998, maturities of securities being greater than purchases of securities during the first nine months of 1998 and an increased amount of funds that were invested temporarily in federal funds sold at September 30, 1998.

SECURITIES

     Securities increased $28,522,000, or 40.9%, from $69,794,000 at December 31, 1997, to $98,316,000 at September 30, 1998.  The
increase is due to the acquisition of Azle Bancorp, which had $34,701,000 in securities at September 30, 1998. This increase was offset by funds from maturities of securities that were invested temporarily in federal funds sold as noted above.

     The Boards of Directors of the Banks review all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $27,566,000 are classified as available-for-sale and are carried at fair value at September 30, 1998. Securities totaling $70,750,000 are classified as held-to-maturity and are carried at amortized cost, adjusted for the purchase price adjustments recorded upon the acquisition of Azle Bancorp. During the first nine months of 1997, the Company sold $193,000 of investments classified as available-for-sale. No gain or loss was recognized on the sale of such investments. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At September 30, 1998, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $17,676,000, or 18.0% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.


                                                         September 30, 1998       December 31, 1997
                                                       ---------------------    ---------------------
                                                         Amount          %        Amount         %
                                                       ---------      ------    ---------      ------
                                                                   (Dollars in thousands)
Carrying value:
  U.S. Treasury securities                             $  13,589        13.8%   $  21,292        30.5%
  Obligations of other U.S. Government
    agencies and corporations                             64,030        65.1       36,122        51.8
  Mortgage-backed securities                              10,834        11.0       11,622        16.7
  Obligations of states and political subdivisions         9,279         9.5          175         0.2
  Other securities                                           584         0.6          583         0.8
                                                       ---------      ------    ---------      ------

Total carrying value of securities                     $  98,316       100.0%   $  69,794       100.0%
                                                       =========      ======    =========      ======

Total market value of securities                       $  98,552                $  69,877
                                                       =========                =========


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at September 30, 1998. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion.


                                                                                     Estimated       Weighted
Type and Maturity Grouping                             Principal       Carrying        Fair          Average
at September 30, 1998                                   Amount          Value          Value          Yield
--------------------------                             ---------      ---------      ---------      ---------
                                                                        (Dollars in thousands)
U.S. Treasury securities:
  Within one year                                      $   5,400      $   5,437      $   5,437           5.78%
  After one but within five years                          8,000          8,152          8,178           5.75
                                                       ---------      ---------      ---------      ---------
     Total U.S. Treasury securities                       13,400         13,589         13,615           5.77
                                                       ---------      ---------      ---------      ---------

Obligations of other U.S. Government
 agencies and corporations:
  Within one year                                          9,500          9,518          9,539           6.32
  After one but within five years                         51,800         51,996         52,114           6.19
  After five years but within ten years                    2,500          2,516          2,510           6.27
                                                       ---------      ---------      ---------      ---------
     Total obligations of U.S. Government
       agencies and corporations                          63,800         64,030         64,163           6.21
                                                       ---------      ---------      ---------      ---------

Mortgage-backed securities                                10,695         10,834         10,871           5.95
                                                       ---------      ---------      ---------      ---------

Obligations of states and political subdivisions:
  Within one year                                             50             54             50           5.89
  After one but within five years                          1,545          1,647          1,646           8.31
  After five but within ten years                          6,185          6,589          6,620           8.61
  After ten years                                            945            989          1,003           7.96
                                                       ---------      ---------      ---------      ---------
     Total obligations of states and political
       subdivisions                                        8,725          9,279          9,319           8.46
                                                       ---------      ---------      ---------      ---------

Other securities:
  Within one year                                              0              0              0             --
  After one but within five years                              0              0              0             --
  After five but within ten years                              0              0              0             --
  After ten years                                            584            584            584           3.96
                                                       ---------      ---------      ---------      ---------
     Total other securities                                  584            584            584           3.96
                                                       ---------      ---------      ---------      ---------

          Total securities                             $  97,204      $  98,316      $  98,552           6.32%
                                                       =========      =========      =========      =========


LOAN PORTFOLIO

     Total loans, net of unearned income, increased $47,431,000, from $140,853,000 at December 31, 1997, to $188,284,000 at
September 30, 1998. The increase during 1998 was a result of the acquisition of Azle Bancorp, which had total loans, net of unearned income, of $45,571,000 at September 30, 1998. First State continued to have a significant amount of payoffs received on indirect installment loans during the third quarter of 1998. These payoffs resulted in a decrease of $15,457,000 in loans to individuals from December 31, 1997, to September 30, 1998. This decrease was offset by a $10,795,000 increase in commercial and industrial loans, an increase of $3,325,000 in real estate loans and a $3,103,000 increase in other loans during the first nine months of 1998.

     The Banks primarily make installment loans to individuals and commercial and real estate loans to small to medium-sized businesses and professionals. The Banks offer a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. Typically, the Banks' commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the borrower and are collateralized by accounts receivable, inventory or other business assets.

     Due to the diminished loan demand during the early 1990's, Fist State instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in the Abilene and Odessa/Midland, Texas areas. The Company expanded this program into the San Angelo and Lubbock markets. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At September 30, 1998, the Company had approximately $34,444,000, net of unearned income, of this type of loan outstanding compared to approximately $50,052,000 of this type of loan at December 31, 1997, a decrease of $15,608,000, or 31.2%. The Company is attempting to decrease its reliance on these loans by generating additional commercial and real estate loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.



                                        September 30,  December 31,
                                             1998         1997
                                        -------------  ------------
                                               (In thousands)
     Loans to individuals               $      62,477  $     67,453
     Real estate loans                         71,684        44,569
     Commercial and industrial loans           46,143        24,184
     Other loans                                9,974         6,109
                                        -------------  ------------
       Total loans                            190,278       142,315
     Less unearned income                       1,994         1,462
                                        -------------  ------------
       Loans, net of unearned income    $     188,284  $    140,853
                                        =============  ============


     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at September 30, 1998, except for those described in the above table. The Banks had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at September 30, 1998.

     Management of the Banks may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company's best interest. The Company requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at September 30, 1998. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.


                                                   One to    Over      Total
                                        One Year   Five      Five     Carrying
                                        and Less   Years     Years     Value
                                        --------  --------  --------  --------
                                                   (In thousands)
     Real estate loans                  $ 21,367  $ 48,315  $  2,002  $ 71,684
     Commercial and industrial loans      17,736    27,974       433    46,143
     Other loans                           3,138     6,734       102     9,974
                                        --------  --------  --------  --------
       Total loans                      $ 42,241  $ 83,023  $  2,537  $127,801
                                        ========  ========  ========  ========

     With fixed interest rates          $ 13,572  $ 62,140  $  1,934  $ 77,646
     With variable interest rates         28,669    20,883       603    50,155
                                        --------  --------  --------  --------
       Total loans                      $ 42,241  $ 83,023  $  2,537  $127,801
                                        ========  ========  ========  ========


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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $1,885,000, or 1.00% of loans, net of unearned income, at September 30, 1998, compared to $1,173,000, or 0.83% of loans, net of unearned income, at December 31, 1997. The increase in the allowance and the percentage of the allowance to loans, net of unearned income, during the first nine months of 1998 is due to the acquisition of Azle Bancorp, which had an allowance of $728,000, or 1.60% of loans, net of unearned income, at September 30, 1998.

     Credit and loan decisions are made by management and the Boards of Directors of the Banks in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $144,000 and $542,000 in loans during the third quarter and first nine months of 1998, respectively. Recoveries during the third quarter and first nine months of 1998 were $47,000 and $93,000, respectively.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and nine-month periods ended September 30, 1998 and 1997.


                                                                Quarter Ended               Nine-month Period
                                                                 September 30,              Ended September 30,
                                                            -----------------------       -----------------------
                                                               1998          1997           1998           1997
                                                            --------       --------       --------       --------
                                                                           (Dollars in thousands)
     Analysis of allowance for possible loan losses:
     Balance, beginning of period                           $  1,121       $  1,328       $  1,173       $    793
       Acquisition of subsidiary bank                            726              0            726            395
       Provision for loan losses                                 135            150            435            210
                                                            --------       --------       --------       --------
                                                               1,982          1,478          2,334          1,398
                                                            --------       --------       --------       --------
     Loans charged off:
       Loans to individuals                                      142            150            497            314
       Real estate loans                                           0              4             40              6
       Commercial and industrial loans                             2             50              5             85
       Other loans                                                 0              0              0              4
                                                            --------       --------       --------       --------
          Total charge-offs                                      144            204            542            409
                                                            --------       --------       --------       --------
     Recoveries of loans previously charged off:
       Loans to individuals                                       19             16             40             48
       Real estate loans                                           1              0             16             35
       Commercial and industrial loans                            27              0             37            218
       Other loans                                                 0              0              0              0
                                                            --------       --------       --------       --------
          Total recoveries                                        47             16             93            301
                                                            --------       --------       --------       --------
               Net loan charge-offs                               97            188            449            180
                                                            --------       --------       --------       --------
     Balance, end of period                                 $  1,885       $  1,290       $  1,885       $  1,290
                                                            ========       ========       ========       ========

     Average loans outstanding, net of unearned income(1)   $146,014       $138,159       $141,715       $130,613
                                                            ========       ========       ========       ========
     Ratio of net loan charge-offs to average loans
       outstanding, net of unearned income (annualized)         0.27%          0.54%          0.42%          0.18%
                                                                ====           ====           ====           ====
     Ratio of allowance for possible loan losses to total
       loans, net of unearned income, at September 30           1.00%          0.92%          1.00%          0.92%
                                                                ====           ====           ====           ====
______________________________
(1)  Average loans, net of unearned income, include the average loans, net of unearned income, of Crown Park and Azle
     Bancorp from January 28, 1997, and September 22, 1998, the respective dates of acquisition of such companies.


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

     Due to favorable economic conditions over the past several years, there has been a reduction in the amount of the provision necessary to maintain an adequate balance in the allowance. This reflects not only the loan loss trend, but management's assessment of the continued reduction of credit risks associated with the loan portfolio.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at September 30, 1998, and December 31, 1997.


                                                 September 30, 1998                  December 31, 1997
                                             ----------------------------       ----------------------------
                                                             Percent of                         Percent of
                                                              Loans by                           Loans by
                                              Amount of      Category to         Amount of      Category to
                                              Allowance     Loans, Net of        Allowance     Loans, Net of
                                             Allocated to     Unearned          Allocated to     Unearned
                                               Category        Income             Category        Income
                                             -------------  -------------       -------------  -------------
                                                                  (Dollars in thousands)
Loans to individuals                         $         607        32.1%         $         570        46.8%
Real estate loans                                      126        38.1                     52        31.6
Commercial and industrial loans                        176        24.5                    193        17.2
Other loans                                             19         5.3                     28         4.4
                                             -------------       -----          -------------       -----
  Total allocated                                      928       100.0%                   843       100.0%
                                                                 =====                              =====
Unallocated                                            957                                330
                                             -------------                      -------------
Total allowance for possible loan losses     $       1,885                      $       1,173
                                             =============                      =============

LOAN REVIEW PROCESS

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Banks maintain an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At September 30, 1998, substandard loans totaled $1,337,000, of which $293,000 were loans designated as nonaccrual, 90 days past due or restructured, and there were no doubtful or loss loans. Substandard, doubtful and loss loans at December 31, 1997, were $941,000, $16,000 and $0, respectively.

     In addition to the internally classified loans, the Banks also have a "watch list" of loans that further assists the Banks in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Banks review these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at September 30, 1998, were current and paying in accordance with loan terms. At September 30, 1998, watch list loans totaled $1,799,000 (including $203,000 of loans guaranteed by U.S. governmental agencies). Of the total loans on the watch list, $551,000 of the loans involved borrowers who had filed Chapter 13 bankruptcy and the Banks were awaiting finalization of the individual borrowers' bankruptcy plans. In addition, at September 30, 1998, $304,000 of loans not classified and not on the watch list were designated as nonaccrual, 90 days past due or restructured loans. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at September 30, 1998, and December 31, 1997.

                                                            September 30,  December 31,
                                                                 1998          1997
                                                            -------------  ------------
                                                                  (In thousands)
     Nonaccrual loans                                          $   247        $    70
     Accruing loans contractually past due over 90 days            236            121
     Restructured loans                                            114            104
     Other real estate and other repossessed assets                404            739
                                                               -------        -------

     Total nonperforming assets                                $ 1,001        $ 1,034
                                                               =======        =======


     The gross interest income that would have been recorded during the third quarter and first nine months of 1998 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $1,000 and $5,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the first nine months of 1998.

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

PREMISES AND EQUIPMENT

     Premises and equipment increased $2,741,000, or 36.5%, during the first nine months of 1998, from $7,518,000 at December 31, 1997, to $10,259,000 at September 30, 1998. The
increase was due to the acquisition of Azle Bancorp, which had $2,744,000 in premises and equipment at September 30, 1998, and the opening of three supermarket branches, two in October 1997 and one in May 1998. These increases were partially offset by depreciation expense of $428,000 which was recorded during the first nine months of 1998.

INTANGIBLE ASSETS

     Intangible assets increased $7,834,000, or 241.7%, from $3,159,000 at December 31, 1997, to $10,993,000 at September 30,
1998. This increase was due entirely to the acquisition of Azle Bancorp, which resulted in the recording of $8,014,000 in intangible assets. This increase was offset somewhat by amortization expense of $180,000 recorded during the first nine months of 1998. The intangible assets recorded from all of the recent acquisitions made by the Company is being amortized over a period of approximately 15 to 20 years.

ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consists of interest that has accrued on loans and securities, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $956,000, or 43.3%, from $2,208,000 at December 31, 1997, to $3,164,000 at September 30, 1998. The
increase was primarily a result of the acquisition of Azle Bancorp, which had $835,000 in accrued interest receivable at September 30, 1998. Of the total balance at September 30, 1998, $1,709,000, or 54.0%, was interest accrued on loans and $1,455,000, or 46.0%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1997, were $1,220,000, or 55.3%, and $988,000, or 44.7%, respectively.

OTHER REAL ESTATE AND OTHER REPOSSESSED ASSETS

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At September 30, 1998, and December 31, 1997, other real estate and other repossessed assets had an aggregate book value of $404,000 and $739,000, respectively. Other real estate and other repossessed assets decreased $335,000, or 45.3%, during the first nine months of 1998, even after the acquisition of Azle Bancorp, which had $162,000 of other real estate and other repossessed assets at September 30, 1998, primarily due to the sale of a parcel of real estate for $357,000 and a reduction in the number of repossessed automobiles held by the Company. No gain or loss was recorded as a result of the sale of such real estate. Of the September 30, 1998, balance, $267,000 represented four commercial and four residential properties and $137,000 represented twenty-two (22) repossessed automobiles.

OTHER ASSETS

     The most significant component of other assets at September 30, 1998, is a net deferred tax asset of $917,000. The balance of other assets increased $541,000, or 26.3%, to $2,599,000 at September 30, 1998, from $2,058,000 at December 31, 1997, as a result of the acquisition of Azle Bancorp, which had $163,000 in other assets at September 30, 1998, and the recording by the Company of a $520,000 underwriting fee associated with the issuance of $13,000,000 of Trust Preferred Securities by Independent Capital. This fee will be amortized to expense over the first to occur of the life of such securities or thirty years. These increases were offset somewhat by a decrease in the Company's net deferred tax asset due principally to the utilization of a portion of the Company's tax credit carryforwards.

DEPOSITS

     The Banks' lending and investing activities are funded almost entirely by core deposits, 51.7% of which are demand, savings and money market deposits at September 30, 1998. Total deposits increased $86,093,000, or 35.5%, from $242,801,000 at
December 31, 1997, to $328,894,000 at September 30, 1998, as a
result of the acquisition of Azle Bancorp, which had $86,885,000 in total deposits at September 30, 1998. The Banks do not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters and nine-month periods ended September 30, 1998 and 1997.



                                   Quarter Ended September 30,        Nine-month Period Ended September 30,
                              -------------------------------------   -------------------------------------
                                   1998(1)             1997(1)             1998(1)             1997(1)
                              -----------------   -----------------   -----------------   -----------------
                               Average  Average    Average  Average    Average  Average    Average  Average
                               Amount   Rate       Amount   Rate       Amount   Rate       Amount   Rate
                              --------  -------   --------  -------   --------  -------   --------  -------
                                                          (Dollars in thousands)
Noninterest-bearing
  demand deposits             $ 43,474       --%  $ 40,954       --%  $ 43,154       --%  $ 39,865       --%
Interest-bearing demand,
  savings and money
  market deposits               79,022     2.50     77,794     2.68     77,980     2.59     75,615     2.67
Time deposits of less
  than $100,000                 86,189     5.36     84,407     5.40     84,081     5.32     84,654     5.33
Time deposits of
  $100,000 or more              39,727     5.46     38,012     5.55     39,568     5.41     36,524     5.49
                              --------  -------   --------  -------   --------  -------   --------  -------
     Total deposits           $248,412     3.53%  $241,167     3.63%  $244,783     3.53%  $236,658     3.61%
                              ========  =======   ========  =======   ========  =======   ========  =======
______________________________
(1)  The average amounts of, and average rates paid on, deposits include the averages for Crown Park and Azle Bancorp from
     January 28, 1997, and September 22, 1998, the respective
     dates of acquisition of such companies.


     The maturity distribution of time deposits of $100,000 or more at September 30, 1998, is presented below.

                                            At September 30, 1998
                                                (In thousands)
     3 months or less                             $  14,232
     Over 3 through 6 months                         12,897
     Over 6 through 12 months                        16,179
     Over 12 months                                   3,639
                                                  ---------
       Total time deposits of $100,000 or more    $  46,947
                                                  =========

     The Banks experience relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At September 30, 1998, deposits of $100,000 or more represented approximately 12.8% of the Company's total assets, compared to 14.5% of total assets at December 31, 1997.

ACCRUED INTEREST PAYABLE

     Accrued interest payable consists of interest that has accrued on deposits and notes payable, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable increased $120,000, or 12.7%, from $947,000 at December 31, 1997, to $1,067,000 at September 30,
1998, due to the acquisition of Azle Bancorp, which had $221,000 in accrued interest payable at September 30, 1998. This increase was partially offset by a decrease in accrued interest payable on certificates of deposit at First State's Abilene locations, which had a significant amount of time deposits of $100,000 or more that matured in the first nine months of 1998.

NOTES PAYABLE

     The Company's notes payable decreased $54,000, or 94.7%, from $57,000 at December 31, 1997, to $3,000 at September 30, 1998. The decrease was due to the payment of the last installment on one of the notes payable to the current and former directors. The Company did borrow $4,300,000 from a financial institution in Fort Worth, Texas (the "Fort Worth Bank") in conjunction with the acquisition of Azle Bancorp. The borrowings were paid off on September 30, 1998, from the proceeds of a cash dividend paid to the Company by Azle State.

OTHER LIABILITIES

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $846,000, or 349.6%, from $242,000 at December 31, 1997, to $1,088,000 at September 30, 1998, due to the acquisition of Azle Bancorp, which had $441,000 in other liabilities at September 30, 1998, the accrual of $295,000 in stock offering expenses incurred in connection with the acquisition of Azle Bancorp and increases in other accrued liabilities such as property taxes that are normally paid on or around December 31.


SELECTED FINANCIAL RATIOS

     The following table presents selected financial ratios
(annualized) for the quarters and nine-month periods ended
September 30, 1998 and 1997.


                                                    Quarter Ended           Nine-month Period
                                                    September 30,          Ended September 30,
                                                  -----------------        -------------------
                                                  1998(1)   1997(1)        1998(1)     1997(1)
                                                  -------   -------        -------     -------
Net income to:
  Average assets                                    0.83%     0.83%          0.77%       0.83%
  Average interest-earning assets                   0.93      0.92           0.86        0.91
  Average stockholders' equity                     10.42     11.07           9.65       11.30
Dividend payout (2) to:
  Net income                                       17.49     17.82          19.30       16.57
  Average stockholders' equity                      1.82      1.97           1.86        1.87
Average stockholders' equity to:
  Average total assets                              7.97      7.54           7.94        7.34
  Average loans (3)                                14.93     14.39          15.03       14.50
  Average total deposits                            8.78      8.24           8.70        8.01
Average interest-earning assets to:
  Average total assets                             89.32     90.33          89.45       90.68
  Average total deposits                           98.39     98.75          98.01       98.84
  Average total liabilities                        97.56     97.69          97.34       97.87
Ratio to total average deposits of:
  Average loans (3)                                58.78     57.29          57.89       55.19
  Average noninterest-bearing deposits             17.50     16.98          17.63       16.84
  Average interest-bearing deposits                82.50     83.02          82.37       83.16
Total interest expense to total interest income    45.07     47.11          46.00       47.27
Efficiency ratio (4)                               66.15     68.68          67.47       69.20
_________________________
(1)  Average balance sheet and income statement items include the accounts for Crown Park and Azle Bancorp from January 28,
     1997, and September 22, 1998, the respective dates of
     acquisition of such companies.
(2)  Dividends on Common Stock only.
(3)  Before allowance for possible loan losses.
(4)  Calculated as a noninterest expense less amortization of intangibles and net expenses (revenues) related to other
     real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and
     losses. Had the Company not included accrued distributions on the Trust Preferred Securities in noninterest expense,
     the efficiency ratios for the quarter and nine-month period ended September 30, 1998, would have been 65.30% and 67.18%, respectively.


Liquidity
---------

THE BANKS

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Banks to maintain funds on hand arises principally from maturities of short-term money market borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Banks maintain adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $14,023,000 and $13,783,000 during the third quarter and first nine months of 1998, respectively, and $11,344,000 and $10,317,000 during the third quarter and first nine months of 1997, respectively. These amounts comprised 5.1% of average total assets during both the third quarter and first nine months of 1998, respectively, and 4.3% and 4.0% of average total assets during the third quarter and first nine months of 1997, respectively. The average level of securities and federal funds sold was $98,399,000 and $98,195,000 during the third quarter and first nine months of 1998, respectively, and $99,988,000 and $103,294,000 during the third quarter and first nine months of 1997, respectively. The decreases from 1997 to 1998 were due primarily to an increase in loans and a stable deposit base.

     First State sold $193,000 of securities classified as available-for-sale during the first nine months of 1997. The Banks sold no securities during the nine-month period ended September 30, 1998. At September 30, 1998, $15,009,000, or 17.2%,
of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $61,795,000, or 70.6%, excluding mortgage-backed securities, matured after one but within five years. The Banks' commercial lending activities are concentrated in loans with maturities of less than five years and with adjustable interest rates, while their installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Banks' experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At September 30, 1998, approximately $78,112,000, or 41.5%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $63,727,000, or 49.9%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the third quarter and first nine months of 1998, the Company's average deposits were $248,412,000, or 90.8% of average total assets, and $244,783,000, or 91.3% of average total assets, respectively, compared to $241,167,000, or 91.5% of average total assets, and $236,658,000, or 91.7% of average total assets, during the third quarter and first nine months of 1997, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Banks. See "Analysis of Financial Condition - Deposits" above.

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

1998 totaled $4,750,000 and $5,000,000, respectively; in turn, Independent Financial paid dividends to the Company totaling $4,750,000 and $5,000,000 during the same time periods. Dividends paid by First State to Independent Financial during the third quarter and first nine months of 1997 were $150,000 and $650,000, respectively; in turn, Independent Financial paid dividends to the Company totaling $150,000 and $650,000 during the same time periods of 1997, respectively. At September 30, 1998, there were approximately $3,436,000 in dividends available for payment to Independent Financial by the Banks without regulatory approval.

     The payment of current tax liabilities generated by the Banks and management and service fees constituted 7% and less than 1%, respectively, of the Company's cash flow from the Banks during the third quarter of 1998. These percentages were 17% and 2%, respectively, for the first nine months of 1998. Pursuant to a tax-sharing agreement, the Banks pay to the Company an amount equal to their individual tax liabilities on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Banks to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Banks incur a loss, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $376,000 and $1,033,000 were paid by the Banks to the Company during the third quarter and first nine months of 1998, respectively, compared to a total of $339,000 and $980,000 during the third quarter and the first nine months of 1997.

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

     The Banks pay management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Banks' board meetings, audit and loan review services and related expenses. The Banks paid a total of $24,000 and $97,000 in management fees to the Company in the third quarter and first nine months of 1998, respectively, compared to $39,000 and $115,000 paid during the third quarter and first nine months of 1997, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Banks are prohibited from paying management fees to the Company if the Banks would be undercapitalized after any such distribution or payment.

     In connection with the Company's acquisition of Azle Bancorp, the Company borrowed $4,300,000 from an unaffiliated bank under a reducing revolving line of credit. This facility has customary terms and conditions, including certain financial covenants, the violation of which could, among other things, restrict the Company's ability to pay dividends on the Common Stock. The loan has an interest rate equal to the lender's base rate (currently 8.0%). The Company repaid the $4,300,000 of indebtedness incurred in connection with the acquisition on September 30, 1998 with the proceeds of a $4,500,000 cash dividend from Azle State. The repaid facility remains as an available line of credit with specified advance thresholds. The loan is collateralized by all of the stock of Independent Financial and the Banks.

Capital Resources
-----------------

     At September 30, 1998, stockholders' equity totaled
$23,980,000, or 6.5% of total assets, compared to $20,527,000, or
7.8% of total assets, at December 31, 1997.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity and Series C Preferred Stock, qualifying Trust Preferred Securities, reduced by intangible assets. For the Company, Tier 2 capital is comprised of the remainder of Trust Preferred Securities not qualifying as Tier 1 capital and all of the allowance for possible loan losses.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Banks' risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at September 30, 1998.


     The Company                                                      September 30, 1998
     -----------                                                      ------------------
                                                                    (Dollars in thousands)
     Tier 1 capital:
       Common stockholders' equity, excluding unrealized gain on
         available-for-sale securities                                    $   23,642
       Series C Preferred Stock (1)                                              213
       Guaranteed preferred beneficial interests in the Company's
         subordinated debentures (1)                                           7,951
       Intangible assets                                                     (10,993)
                                                                           ---------
          Total Tier 1 capital                                                20,813
                                                                           ---------

     Tier 2 capital:
       Guaranteed preferred beneficial interests in the Company's
         subordinated debentures (1)                                           5,049
       Allowance for possible loan losses (2)                                  1,885
                                                                           ---------
          Total Tier 2 capital                                                 6,934
                                                                           ---------

               Total capital                                               $  27,747
                                                                           =========

     Risk-weighted assets                                                  $ 208,290
                                                                           =========

     Adjusted quarterly average assets                                     $ 269,809
                                                                           =========




                                                  Regulatory     Well-capitalized     Actual Ratios at
The Company                                        Minimum            Minimum        September 30, 1998
-----------                                       ----------     ----------------    ------------------
Tier 1 capital to risk-weighted assets ratio         4.00%             6.00%                9.99%
Total capital to risk-weighted assets ratio          8.00             10.00                13.32
Leverage ratio                                       4.00              5.00                 7.71

The Banks

Tier 1 capital to risk-weighted assets ratio         4.00%             6.00%             11.00-11.05%
Total capital to risk-weighted assets ratio          8.00             10.00              11.79-12.23
Leverage ratio                                       4.00              5.00                6.68-7.16
___________________________
(1)  Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Banks were all "well capitalized" at September 30, 1998.

     The Company's ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Federal Reserve Board.

     The payment of dividends on the Common Stock and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") is determined by the Company's Board of Directors in light of circumstances and conditions then existing, including the earnings of the Company and the Banks, funding requirements and financial condition and applicable laws and regulations. The Company's ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines.
Holders of the Series C Preferred Stock are entitled to receive, if, as and when declared by the Company's Board of Directors, out of funds legally available therefor, quarterly cumulative cash dividends at the annual rate of 10%. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends on common stock unless such bank holding company can pay such dividends from current earnings. The Federal Reserve Board has asserted that this policy is also applicable to payment of dividends on preferred stock. Such an interpretation may limit the ability of the Company to pay dividends on the Series C Preferred Stock.

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

     At its meeting on October 21, 1998, the Board of Directors of the Company approved the payment of the regular quarterly cash dividend of $0.05 per share on November 30, 1998, to shareholders of record of the Common Stock on November 16, 1998.


Year 2000 Readiness Disclosure
------------------------------

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a four digit year is commonly referred to as the Year 2000 Compliance issue. As the year

2000 approaches, such systems may be unable to accurately process certain date-based information. The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing the dates beginning in the Year 2000.

     The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company leased virtually all of its computer hardware under leases that expired during the first six months of 1998. The Company replaced this hardware, as well as the software used for its main operating system and major banking applications, during this same time period. The modification process of all significant mission-critical applications by outside hardware and software suppliers is complete. The testing process of all significant mission-critical applications has been substantially completed and all such hardware and software tested to date was found to be Year 2000 compliant. It is anticipated that the testing on the remaining mission-critical applications will be completed by December 31, 1998. Management currently anticipates that testing of all nonmission-critical applications will take place before mid 1999.

     In addition, the Company has had formal communications with other vendors with which it does significant business and with significant loan and deposit customers to determine their Year 2000 readiness and the extent to which the Company appears vulnerable to any third party Year 2000 issues. The Company will continue to seek information from nonresponsive vendors and customers. There can be no assurance, however, that the systems of other companies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

     The Company has developed a contingency plan to address issues that may not be corrected in a timely manner by implementation of the Company's own Year 2000 Compliance plan and to address the possibilities that third party vendor or supplier systems may not be Year 2000 compliant. The Company has prepared alternate strategies where necessary if significant exposures are identified.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     The business of the Company and the composition of its consolidated balance sheet consists of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in the market risk.

Interest Rate Risk Measurement
------------------------------

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

     In adjusting the Company's asset/liability position, Management attempts to manage the Company's interest rate risk while enhancing net interest margins. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities, which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a position interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 62.6% at the 90-day interval, 57.4% at the 180-day interval and 51.6% at the 365-day interval at September 30, 1998. Currently, the Company is in a liability-sensitive position at the three intervals; however, the Company had $113,910,000 of interest-bearing demand, savings and money market deposits at September 30, 1998, that are somewhat less rate-sensitive. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 93.4% at September 30, 1998. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at September 30, 1998.



                                                                                       Volumes
                                                  Cumulative Volumes                 Subject to
                                              Subject to Repricing Within             Repricing
                                        --------------------------------------          After
                                         90 Days       180 Days       365 Days         1 Year         Total
                                        ---------      ---------      --------       ----------     ---------
Interest-earning assets:                                 (Dollars in thousands)
  Federal funds sold                    $  35,475      $  35,475      $  35,475      $        0     $  35,475
  Securities                                5,719          8,878         18,035          80,281        98,316
  Loans, net of unearned income            60,583         66,431         78,112         110,172       188,284
                                        ---------      ---------      ---------      ----------     ---------
     Total interest-earning assets        101,777        110,784        131,622         190,453       322,075
                                        ---------      ---------      ---------      ----------     ---------
Interest-bearing liabilities:
  Demand, savings and money market
    deposits                              113,910        113,910        113,910               0       113,910
  Time deposits                            48,708         79,145        140,941          17,807       158,748
  Notes payable                                 1              2              3               0             3
                                        ---------      ---------      ---------      ----------     ---------
     Total interest-bearing liabilities   162,619        193,057        254,854          17,807       272,661
                                        ---------      ---------      ---------      ----------     ---------
Rate-sensitivity gap(1)                 $ (60,842)     $ (82,273)     $(123,232)     $  172,646     $  49,414
                                        =========      =========      =========      ==========     =========

Rate-sensitivity ratio(2)                    62.6%          57.4%          51.6%
                                             ====           ====           ====
______________________________
(1)  Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2)  Rate-sensitive interest-earning assets divided by rate-
     sensitive interest-bearing liabilities.


Net Economic Value
------------------

     The interest rate risk ("IRR") component is a dollar amount that is deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net economic value ("NEV") to changes in interest rates. An institution's NEV is calculated as the net discounted cash flows from assets, liabilities and off-balance sheet contracts. As institution's
IRR component is measured as the change in the ratio of NEV to the net present value of total assets as a result of a hypothetical 200 basis point change in market interest rates. A resulting decline in this ratio of more than 2% of the estimated present value of an institution's total assets prior to the hypothetical 200 basis point change will require the institution to deduct from its regulatory capital 50% of that excess decline. Based on quarterly calculations, the Banks experienced no such decline.

     Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind change in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

     The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes. There were no substantial changes in the Company's asset/liability position during the quarter ended September 30, 1998.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings.

     In November 1995, the Pension Benefit Guaranty Corporation (the "PBGC") sent a letter to the Company regarding the Retirement Plan for Employees of the Texas Bank and Trust Co., Sweetwater, Texas (the "Texas Bank Plan"). In the letter, the PBGC alleged that the Company was responsible for the Texas Bank Plan and asked that the Company assume sponsorship of the Texas Bank Plan. The Company declined the PBGC's request to assume responsibility for, and sponsorship of, the Texas Bank Plan. If the Company had assumed responsibility for the Texas Bank Plan, the Company would have owed as of June 30, 1995, according to PBGC calculations, approximately $656,000 to the PBGC. In response, the PBGC, in June 1996, terminated the Texas Bank Plan and became the Texas Bank Plan's trustee, effective as of June 30, 1992.

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

     The Company did not intend to assume any responsibility for the Texas Bank Plan and had decided to vigorously contest any attempt by the PBGC to have the Company assume responsibility with respect to any aspect of the Texas Bank Plan. The statute of limitations for any action to be taken by the PBGC against the Company regarding this matter was set to expire on June 30, 1998. The PBGC indicated to the Company that as of June 30, 1998, the Company's potential responsibility to the Texas Bank Plan, according to PBGC calculations, was in excess of $1,000,000. The Company and the PBGC entered into settlement negotiations, and on June 30, 1998, the Company and the PBGC executed a tolling agreement to extend the expiration of the statute of limitations regarding this matter to July 20, 1998. A settlement agreement was negotiated and consummated on July 20, 1998, and the Company paid a total of $125,000 ($83,000, net of tax) to the PBGC to avoid costs of litigation regarding this matter. This amount was accrued into expense in the Company's Consolidated Financial Statements at June 30, 1998.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               10.1 Loan Agreement, dated September 21, 1998, by and between Bank One, Texas, National Association and the Company and Independent Financial Corp. and First State Bank, National Association and related Promissory note of the Company, Pledge Agreement of the Company and Pledge Agreement of Independent Financial Corp. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 22, 1998).

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







Date:  November 16, 1998           Independent Bankshares, Inc.
                                   (Registrant)



                                   By:  /s/  RANDAL N. CROSSWHITE
                                      ---------------------------
                                      Randal N. Crosswhite
                                      Senior Vice President and
                                      Chief Financial Officer