Form 10-K405
period 1998-12-31
INDEPENDENT BANKSHARES INC
filed 1999-03-31
CIK 318870

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                       ______________________________
                                  FORM 10-K
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                For the Fiscal Year Ended:  December 31, 1998

                                     or

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

                                                    Name of each exchange
        Title of each class                          on which registered
_____________________________________________       ______________________
   Common Stock, $0.25 Par Value                   American Stock Exchange
8.5% Cumulative Trust Preferred Securities,        American Stock Exchange
  Guaranteed by Independent Bankshares, Inc.,
          Stated Value $10.00

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the market value of such stock on March 18, 1999, was $18,130,000. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant. At March 18, 1999, 2,228,780 shares of the Registrant's common stock, $0.25 par value per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

(1) Annual Report to Shareholders for the fiscal year ended December 31, 1998, furnished to the Commission pursuant to Rule 14a-3(b) - Part II and Part IV.
(2) Definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held April 27, 1999 - Part III.
_____________________________________________________________________________

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

ITEM 1.BUSINESS

GENERAL

     Independent Bankshares, Inc., a Texas corporation (the "Company"), is a bank holding company headquartered in Abilene, Texas. The Company owns all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owns through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of First State Bank, National Association, Abilene, Texas (the "First State") and Azle State Bank, Azle, Texas ("Azle State") (collectively, the "Banks"). At December 31, 1998, the Banks operated full-service banking locations in the Texas cities of Abilene (3 locations), Azle (2 locations), Lubbock, Odessa (4 locations), San Angelo, Stamford and Winters.

     The Company's primary activities are to assist the Banks in the management and coordination of their financial resources and to provide capital, business development, long range planning and public relations for the Banks. The Banks operate under the day-to-day management of their own officers and board of directors and formulates their own policies with respect to banking matters.

     At December 31, 1998, the Company had, on a consolidated basis, total assets of $370,178,000, total deposits of $330,804,000, total loans, net of unearned income, of $184,560,000 and total stockholders' equity of $24,505,000. The Company's net income has grown from $224,000 in 1991 to $2,188,000 in 1998. Additionally, since 1991, the Company's total loans have grown at a 19.7% average annual rate, resulting from a combination of internal growth and the Company's acquisition of community banks.

     The Company's complete mailing address and telephone number is 547 Chestnut Street, Abilene, Texas 79602, (915) 677-5550.

THE BANKS

     The Company conducts substantially all of its business through the Banks and its various branches in Texas. Each of the Banks' branches is an established franchise with a significant presence in its respective service area. The combined branches in Abilene had the seventh largest total deposits of eleven financial institutions that had branch(es) in Taylor County, at June 30, 1998, the latest date for which information is available. The branches in Stamford and Winters were the largest bank branches in Jones and Runnels Counties, respectively, in terms of total deposits at June 30, 1998. The combined branches in Odessa had the seventh largest total deposits of nine banks that had branch(es) in Ector County at June 30, 1998. The branch in San Angelo had the eighth largest total deposits of twelve banks that had branch(es) in Tom Green County at June 30, 1998. The branch in Lubbock had the twelfth largest total deposits of sixteen banks that had branch(es) in Lubbock County at June 30, 1998. Azle State had the twenty-second largest total deposits of forty-nine banks that had branch(es) in Tarrant County at June 30, 1998. The Banks operate through their branches as the community banks that focus on long-term relationships with customers and provide individualized, quality service.
Reflecting its community banking heritage, the Banks have a stable deposit base from customers located within its Texas market area. Their recent financial performance is characterized by consistent core earnings, an increasingly diversified loan portfolio and strong asset quality. The deposits of the Banks are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent provided by law.

     At December 31, 1998, First State had total assets of $268,438,000, total deposits of $246,181,000, total loans, net of unearned income, of $141,031,000, and total stockholder's equity of $21,011,000 and Azle State had total assets of $100,584,000, total deposits of $85,177,000, total loans, net of unearned income, of $43,464,000, and total stockholder's equity of $14,827,000. On March 12, 1999, Azle State was merged with and into First State.

     The principal services provided by the Banks are as follows:

     Commercial Services. The Banks provide a full range of banking services for their commercial customers. Commercial lending activities include short-term and medium-term loans, revolving credit arrangements, inventory and
                               -1-
accounts receivable financing, equipment financing and interim and permanent real estate lending. Other services include cash management programs and federal tax depository and night depository services.

     Consumer Services. The Banks also provide a wide range of consumer banking services, including checking, savings and money market accounts, savings programs and installment and personal loans. The Banks make automobile and other installment loans directly to customers, as well as indirectly through automobile dealers. The Banks make home improvement, home equity and real estate loans and provide safe deposit services. As a result of sharing arrangements with the Pulse automated teller machine system network, the Banks provide 24-hour routine banking services through automated teller machines ("ATMs"). The Pulse network provides ATM accessibility throughout the United States. The Banks also offer investment services and banking by phone or personal computer.

     Trust Services. First State provides trust and agency services to individuals, partnerships and corporations from its offices in Abilene, Lubbock and Odessa. The trust division also provides investment management, administration and advisory services for agency and trust accounts, and acts as trustee for pension and profit sharing plans.

ACQUISITION AND BRANCH ACTIVITIES

     Azle Bancorp and Azle State Bank. The Company completed the acquisition of Azle Bancorp and its subsidiary bank, Azle State, effective September 22, 1998, for an aggregate cash consideration of $19,025,000. To obtain funding for the acquisition, the Company sold an aggregate of 230,000 shares of Common Stock at a price of $11.50 per share, and Independent Capital sold 1,300,000 of its 8.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") at $10.00 per preferred security (having a liquidation value of $13,000,000) (together, the "1998 Offering"). The proceeds from the sale of the Trust Preferred Securities were used by Independent Capital to purchase an equivalent amount of Subordinated Debentures of the Company. The Company also borrowed $4,300,000 from a financial institution in Fort Worth, Texas (the "Fort Worth Bank") to finance a portion of the cost of acquiring Azle Bancorp. The borrowings from the Fort Worth Bank were paid off on September 30, 1998, from the proceeds of a cash dividend paid to the Company by Azle State. At the date of acquisition, Azle Bancorp had total assets of $93,158,000, total loans, net of unearned income, of $45,163,000, total deposits of $80,955,000 and stockholders' equity of $9,872,000. This acquisition was accounted for using the purchase method of accounting. A total of $8,014,000 of intangible assets was recorded as a result of this acquisition. The core deposit intangible is being amortized over a period of 12 years, and the goodwill is being amortized over a period of 25 years.

     Crown Park and Western National. On January 28, 1997, the Company consummated the acquisition of Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), for an aggregate cash purchase price of $7,510,000. On the closing date, Crown Park was merged with and into a wholly owned subsidiary of the Company and Western National was merged with and into the First State. To obtain funding for the acquisition, simultaneously with the closing, the Company consummated an underwritten public offering of an aggregate of 395,312 shares of its common stock at a price of $11.40 per share (the "1997 Offering"). This included 51,562 shares covered by the underwriter's over-allotment option. The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance the remaining cost of acquiring Crown Park. The $800,000 of borrowings was later reduced to $400,000 with the proceeds of the sale of the over-allotment shares and the remaining principal amount of this borrowing was paid in full by December 31, 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This acquisition was accounted for using the purchase method of accounting. A total of $2,486,000 of goodwill was recorded as a result of this transaction. At the date of acquisition, Crown Park had, on a consolidated basis, total assets of $60,420,000, total deposits of $53,604,000, total loans, net of unearned income, of $41,688,000, and stockholders' equity of $4,238,000. The Company has realized savings in the area of non-interest expenses through consolidation of the operations of Western National into First State.

     In addition to the immediate increase in asset size and the potential for improved future profitability, the Azle Bancorp and Crown Park acquisitions have allowed the Company to expand its market area into what the Company believes are additional desirable banking locations. This expansion has increased the geographic diversity of the Company's loan portfolio, and, thus, decreased the Company's overall lending risks.

     Supermarket Branches. During the second quarter of 1997, First State filed an application with the Office of the Comptroller of the Currency (the "Comptroller") to establish four additional branch banking facilities. These facilitates, two in Abilene and two in Odessa, are to be located in large supermarkets. First State received approval to open the branches during the third quarter and in October 1997 opened two full-service branch locations in large supermarkets, one in Abilene and one in Odessa. One additional branch in another large supermarket in Odessa opened during the second quarter of 1998. The fourth supermarket branch, to be located in Abilene, should be operational in

2000. Management of the Company believes that establishing bank branches in supermarkets is one of the most economical ways to increase market share of the Banks in their West and North
Central Texas market areas.

OTHER SUBSIDIARIES

     At the present time, the Company does not have any subsidiaries other than Independent Capital, Independent
Financial and the Banks.

BUSINESS OBJECTIVES AND STRATEGY

     The Company's principal business objectives are to increase its profitability and shareholder value by building a valuable Texas banking franchise using core deposits as a funding base to support local commercial and consumer lending programs. The Company employs several strategies, including the following, to accomplish its objectives:

     Sophistication and Breadth of Products; Personal Services. The Company's goal is to provide customers with the business sophistication and breadth of products of a regional financial services company, while retaining the special attention to personal service and the local appeal of a community bank. The Company believes that, as a result of consolidation in the financial industry within the Company's marketplace, there are few financial institutions in its market area that have larger lending limits than the Company that are willing to provide the personal customer service that the Company is committed to providing to its customers.

     Decentralized Decision Making. The Company's decentralized decision making authority, vested in the president and senior officers of the Abilene, Azle, Lubbock and Odessa branches, allows for rapid response time and flexibility in dealing with customer requests and credit needs and has contributed to a 25.5% increase in the Company's commercial and real estate loan portfolio, excluding the acquisition of Azle State, during the twelve-month period ended December 31, 1998.

     Credit Quality Standards. The Company's attention to credit quality standards has allowed it to expand its commercial loan portfolio while maintaining superior asset quality.
Nonperforming assets were 0.3% of total assets at December 31, 1998.

     Efficient and Convenient Delivery Systems. The Company's efforts to maintain and expand efficient and convenient delivery systems for its products and services have included the recent expansion of its branch network by locating banking centers in a leading supermarket chain in Abilene (one location) and Odessa (two locations) and the introduction of computer and telephone home banking. The Company also maintains 15 ATMs throughout its market area.

     Acquisition Activity. The Company's strategy of opportunistically acquiring banks in its West Texas market has resulted in its acquisition of three banks and one branch in the last five years. Following the acquisition of Azle Bancorp and its subsidiary Azle State in September 1998, the Company has locations in or near five of the major markets in West and North Central Texas.

SUPERVISION AND REGULATION

     References in this report to applicable statutes, regulations and policies are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes, regulations and policies.

General

     The Company and the Banks are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

     The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (as amended, the "BHCA") and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the "Federal Reserve"). The Company is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

     First State, a national banking association organized under the National Bank Act, is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the "OCC"). Prior to its merger with and into First State on March 12, 1999, Azle State was a Texas state-chartered bank subject to regulation by the Texas Department of Banking (the "TDB"). Because the FDIC provides deposit insurance to the Banks, the Banks are also subject to supervision and regulation by the FDIC (even though the FDIC is not the primary federal regulator of the Banks).

RECENT AND PENDING LEGISLATION

     The enactment of the legislation described below has significantly affected the banking industry generally and will have an ongoing effect on the Company and the Banks in the future.

     Financial Institutions Reform, Recovery and Enforcement Act of 1989

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") reorganized and reformed the regulatory structure applicable to financial institutions generally. FIRREA, among other things, enhanced the supervisory and enforcement powers of the federal bank regulatory agencies, required insured financial institutions to guarantee repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution, required financial institutions to provide their primary federal regulator with notice (under certain circumstances) of changes in senior management and broadened authority for bank holding companies to acquire savings institutions.

     Under FIRREA, federal bank regulators were granted expanded enforcement authority over "institution-affiliated parties" (i.e., officers, directors, controlling shareholders, as well as attorneys, appraisers or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. These enforcement actions, in general, may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the federal bank regulators have significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. FIRREA also requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

     FIRREA also established a cross-guarantee provision pursuant to which the FDIC may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the insured depositors of, any of such depository institution's affiliated insured banks or thrifts. The cross-guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund ("BIF") members and Savings Association Insurance Fund ("SAIF") members for the losses of any of such holding company's failed BIF and SAIF members. Cross-guarantee liabilities are generally superior in priority to obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates. Cross-guarantee liabilities are generally subordinated, except with respect to affiliates, to deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinated to depositors or other general creditors.

     The Federal Deposit Insurance Corporation Improvement Act of
1991

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. FDICIA, in general, includes provisions, among others, to (i) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks, (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums, (iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty, (iv) establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that impose more scrutiny and restrictions on less capitalized institutions, (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal shareholders, and establish standards for loans secured by real estate, (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts, (vii) revise risk-based capital standards to ensure that they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages, and (viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. FDICIA also authorized the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it sufficient assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on BIF and SAIF member banks so as to maintain these funds at the designated reserve ratios.

     FDICIA, as noted above, authorizes and (under certain circumstances) requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. The federal banking agencies are required, under FDICIA, to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction plus, in their discretion, individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution is designated (i) "well-capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater, (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%, (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%, and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

     "Undercapitalized," "significantly undercapitalized" and "critically undercapitalized" institutions are required to submit capital restoration plans to the appropriate federal banking agency and are subject to certain operational restrictions. Companies controlling an undercapitalized institution are also required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets at the time it received notice that it was undercapitalized or the amount of the capital deficiency when the institution first failed to meet the plan.

     Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit or comply with acceptable capital restoration plans are subject to restrictions on the compensation of senior executive officers and to additional regulatory sanctions that may include a forced offering of shares or merger, restrictions on affiliate transactions, restrictions on rates paid on deposits, asset growth and new activities, the dismissal of directors or senior executive officers and mandatory divestitures by the institution or its parent company. The banking agency must require the offering of shares or merger and restrict affiliate transactions and the rates paid on deposits unless it is determined that they would not further capital improvement. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized. The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institution to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.

     As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources," both the Company and the Banks were "well capitalized" at December 31, 1998.

     Pursuant to FDICIA, the Federal Reserve and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require that the institution's real estate policy include proper loan documentation and prudent underwriting standards. These guidelines became effective on March 19, 1993. These rules have had no material adverse impact on the Company and the Banks.

     FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates of interest payable on deposit accounts by depository institutions, and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994

     Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") in September 1994. Since September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provided that, subject to future action by individual states, a holding company has the right, commencing in 1997, to convert the banks which it owns in different states to branches of a single bank. A state was permitted to "opt out" of provisions of the Interstate Act which permitted conversion of separate banks to branches, but was not permitted to "opt out" of the law allowing bank holding companies from other states to enter the state. Texas has adopted legislation to "opt out" of the interstate branching provisions (which Texas law currently expires on September 2, 1999). The federal legislation also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

     Economic Growth and Regulatory Paperwork Reduction Act of
1996

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatorily approved non-banking activity without prior notice to the Federal Reserve; written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital. The foregoing prior notice requirement also applies to commencing non-banking activity de novo which has been previously approved by order of the Federal Reserve, but not yet implemented by regulations.

PENDING LEGISLATION

     Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are new proposals to merge the BIF and the SAIF insurance funds, to eliminate the federal thrift charter, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

BANK AND BANK HOLDING COMPANY REGULATION

     Under the BHCA, the activities of a bank holding company are limited to businesses so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Banks. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares), (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

     The BHCA also prohibits a bank holding company, with certain limited exceptions, (i) from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or (ii) from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. The Federal Reserve, in making such determination, considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. FIRREA (described in more detail herein) made a significant addition to the list of permitted non-bank activities for bank holding companies by providing that bank holding companies may acquire thrift institutions upon approval by the Federal Reserve.

INSURANCE OF ACCOUNTS

     The FDIC provides insurance, through the BIF, to deposit accounts at the Banks to a maximum of $100,000 for each insured depositor.

     Through December 31, 1992, all FDIC-insured institutions, whether members of the BIF or the SAIF, paid the same premium (23 cents per $100 of assessable deposits) under a flat-rate system mandated by law. FDICIA required the FDIC to raise the reserves of the BIF and the SAIF, implement a risk-related premium system and adopt a long-term schedule for recapitalizing the BIF. Effective January 1, 1993, the FDIC amended its regulations regarding insurance premiums to provide that a bank or thrift would pay an insurance assessment within a range of 23 cents to 31 cents for each $100 of assessable deposits, depending on its risk classification.

     Effective January 1, 1996, the FDIC implemented an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only, while maintaining the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category at 23 cents for each $100 of assessable deposits. Following enactment of EGRPRA, the overall assessment rate beginning in 1997 for institutions in the lowest risk-based premium category was revised to equal 1.29 cents and 6.44 cents for each $100 of assessable deposits of BIF and SAIF, respectively, in comparison to the prior assessment rate for such institutions, applicable only to SAIF deposits, of 23 cents for each $100 of assessable deposits. At this time, the deposit insurance assessment rate for institutions in the lowest risk-based premium category is zero, and all of the assessments paid by institutions in this category are used to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation.

REGULATIONS GOVERNING CAPITAL ADEQUACY

     The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities.

     The Federal Reserve and the OCC adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8%, of which at least one-half must be Tier 1 capital.

     The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital to total assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. For all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, however, the Federal Reserve expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.

     On October 21, 1996, the Federal Reserve issued a press release announcing that it had approved the use of certain cumulative preferred stock instruments in Tier 1 capital for bank holding companies.

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations-Capital Resources" for a discussion of the capital adequacy of the Company and the Banks.

     Management of the Company believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the operations of the Banks. The requirement of deducting certain intangibles in computing capital ratios contained in the guidelines, however, could adversely affect the ability of the Company to make acquisitions in the future in transactions that would be accounted for using the purchase method of accounting. Although these requirements would not reduce the ability of the Company to make acquisitions using the pooling of interests method of accounting, the Company has not historically made, and has no present plans to make, acquisitions on this basis.

COMMUNITY REINVESTMENT ACT

     The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

REGULATIONS GOVERNING EXTENSIONS OF CREDIT

     The Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company or the Banks or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions limit the ability of the Company to borrow funds from the Banks for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Banks may not generally require a customer to obtain other services from the Banks or the Company, and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

     The Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Banks are also subject to certain lending limits and restrictions on overdrafts to such persons.

RESERVE REQUIREMENTS

     The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against net transaction accounts of $47.8 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,434,000 plus 10% (subject to adjustment by the Federal Reserve to a level between 8% and 14%) must be maintained against that portion of net transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

     Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank advances, before borrowing from the Federal Reserve Bank.

DIVIDENDS

     The Company's primary sources of funds are the dividends and management fees paid by the Banks. The ability of the Banks to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by their respective primary regulators and by the principles of prudent bank management.

MONETARY POLICY AND ECONOMIC CONTROL

     The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and such use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company and the Banks cannot be predicted.

COMPETITION

     The activities in which the Company and the Banks engage are highly competitive. Each activity engaged in and the geographic market served involves competition with other banks and savings and loan associations as well as with nonbanking financial institutions and nonfinancial enterprises. In Texas, savings and loan associations and banks are allowed to establish statewide branch offices. The Banks actively compete with other banks in its effort to obtain deposits and make loans, in the scope and type of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking. In addition to competing with other commercial banks within and without its primary service areas, the Banks compete with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds. The Banks also compete with suppliers of equipment in providing equipment financing.

EMPLOYEES

     At March 18, 1999, the Company and the Banks had 177 full-time equivalent employees. Employees are provided with employee benefits, such as an employee stock ownership/401(k) plan and life, health and long-term disability insurance plans. The Company considers the relationship of the Banks with their respective employees to be good.

ITEM 2.        PROPERTIES

     At March 18, 1999, the Company occupied approximately 600 square feet of space for its corporate offices at 547 Chestnut Street, Abilene, Texas. The Main Bank of First State occupies approximately 8,000 square feet at this same facility. The following table sets forth, at March 18, 1999, certain information with respect to the banking premises owned or leased by the Company and First State. The Company considers such premises adequate for its needs and the needs of First State.

                         Approximate
       Location        Square Footage                Ownership and Occupancy
     --------------     ------------------        -------------------------------------------
     Abilene, Texas       8,600                   Owned by First State; occupied by the Main
                                                  Bank and the Company

    Abilene, Texas        3,500                   Owned by First State; occupied by
                                                  the Wylie Branch

    Abilene, Texas          400                   Leased by First State; occupied by the Buffalo
                                                  Gap Road Branch

   Azle, Texas           20,400(1)                Owned by First State and two other condominium
                                                  owners; occupied and leased by
                                                  the Azle Main Branch

    Azle, Texas           3,900                   Owned by First State; occupied by the Azle
                                                  North Branch

    Lubbock, Texas       23,200(2)                Owned by First State; occupied and leased by
                                                  the Lubbock Branch

   Odessa, Texas         62,400(3)                Owned by First State; occupied and leased by
                                                  the Odessa Main Branch

   Odessa, Texas          2,400                   Leased by First State; occupied by the Winwood
                                                  Branch

   Odessa, Texas            400                   Leased by First State; occupied by the 42nd
                                                  Street Branch

   Odessa, Texas            400                   Leased by First State; occupied by the County
                                                  Road West Branch

   San Angelo, Texas      6,800(4)                Owned by First State; occupied and leased by
                                                  the San Angelo Branch

   Stamford, Texas       14,000                   Owned by First State; occupied by the Stamford
                                                  Branch

   Winters, Texas         9,500                   Owned by First State; occupied by the Winters
                                                  Branch

_________________
(1)  First State owns condominium interests totaling approximately 17,100 square feet, of which it leases approximately 300 square feet.  Two other condominium owners own units totaling approximately 3,300 square feet.
(2)  The Lubbock Branch occupies approximately 13,300 square feet and leases approximately 9,900 square feet.
(3)  The Odessa Main Branch occupies approximately 18,500 square feet, leases approximately 23,900 square feet and is attempting to lease the remaining approximately 20,000 square feet.
(4)  The San Angelo Branch occupies approximately 3,400 square feet and leases approximately 3,400 square feet.


     The Banks own or lease certain additional tracts of land for parking, drive-in facilities and for future expansion or construction of new premises. Aggregate annual rentals of the Company and the Banks for all leased premises during the year ended December 31, 1998, were $116,000. This amount represents rentals paid for the lease of land by the Wylie Branch and of banking premises by the Buffalo Gap Road, Winwood, 42nd Street and County Road West Branches of First State.

ITEM 3.        LEGAL PROCEEDINGS

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

     Texas Bank and Trust Co., Sweetwater, Texas ("Texas Bank"), became a repossessed asset of the First State, a former subsidiary of the Company, through a bank foreclosure that occurred in 1985. The First State was placed into receivership by the Federal Deposit Insurance Corporation (the "FDIC") on February 17, 1989. Texas Bank was placed into receivership by the FDIC on July 27, 1989.

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

     The Company is involved in certain legal proceedings arising in the ordinary course of business. Based upon information currently available to the Company, management believes that the ultimate liability resulting from such litigation will not have a material adverse effect on the Company's results of operation or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

                             PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock trades on the American Stock Exchange (the "AMEX") under the symbol "IBK." Independent Capital's Trust Preferred Securities trade on the AMEX under the symbol "IBK.Pr." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and Trust Preferred Securities as quoted on the AMEX and the amount of cash dividends and distributions paid per share, adjusted for the 5-for-4 stock split of the Common Stock, effected in the form of a 25% stock dividend, paid to stockholders in May 1997.

                                        Common Stock              Trust Preferred Securities
                               ------------------------------  ---------------------------
                                                      Cash
                                                   Dividends                       Distributions
                                High       Low     Per Share     High      Low     Per Security
                               -------   -------  -----------    ----      ----    -------------
Year Ended December 31, 1997
-----------------------------
First Quarter                 $13 5/8    $11 1/2     $0.04        $ ___     $ ___     $    ___
Second Quarter                 13 1/4     11 13/16    0.05          ___       ___          ___
Third Quarter                  18 1/4     13 1/8      0.05          ___       ___          ___
Fourth Quarter                 19 3/4     16 1/8      0.05          ___       ___          ___

Year Ended December 31, 1998
----------------------------
First Quarter                 $19 5/8    $15 3/4     $0.05        $ ___     $ ___     $    ___
Second Quarter                 19         14 3/8      0.05          ___       ___          ___
Third Quarter                  15 9/16    11          0.05         10 1/16    10 1/16      ___
Fourth Quarter                 11 7/8     10 1/4      0.05         10 3/4      9 1/2       0.23

Year Ending December 31, 1999
-----------------------------
First Quarter
 (through March 18)           $12 1/8    $10 1/2     $0.05(1)     $10 7/8   $  9 1/2    $  0.21(2)
_____________
(1)  This cash dividend was paid February 26, 1999, to stockholders of record on
     February 12, 1999.
(2)  This distribution is scheduled to be paid on March 31, 1999, to security holders of record on such date.


SHAREHOLDERS

     At March 18, 1999, there were 1,777 stockholders who were individual participants in security position listings.

DIVIDEND POLICY

     The holders of the Common Stock will be entitled to receive any cash dividends as may be declared by the Company's Board of Directors. The declaration and payment of future dividends to holders of the Common Stock will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including the extent of funds legally available therefor, dividend requirements of the Company's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), the Company's earnings and financial condition, capital requirements of its subsidiaries, regulatory requirements and considerations and such other factors as the Company's Board of Directors may deem relevant.

     As a holding company, the Company is ultimately dependent upon its subsidiaries to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to the Company's subsidiaries limit the payment of dividends, management fees and other distributions by such subsidiaries to the Company and may therefore limit the ability of the Company to make dividend payments.

     Holders of the Series C Preferred Stock are entitled to receive, if, as and when declared by the Company's Board of Directors, out of funds legally available therefor, in preference to the holders of Common Stock and any other stock ranking junior to the Series C Preferred Stock in respect of dividends, quarterly cumulative cash dividends at the annual rate of $4.20 per share (i.e., an annual rate of 10%). The aggregate annual dividend payment on the 5,066 shares of the Series C Preferred Stock outstanding at December 31, 1998, was approximately $21,000. If earnings and cash flow from ordinary operations of the Company are not sufficient to enable it to pay the full amount of the dividend on the Series C Preferred Stock, the Company may cumulate all or a portion of the annual dividend. The Company currently has the right to cause, on any anniversary of December 12, 1997, the mandatory conversion of the Series C Preferred Stock into cash and/or Common Stock. The Series C Preferred Stock is the Company's only outstanding preferred stock.

     The Company may not, among other things, declare or pay any cash dividend in respect of the Common Stock or any stock junior to the Series C Preferred Stock with respect to dividends or liquidation rights unless, on the date of payment, all accumulated dividends in respect of the Series C Preferred Stock are paid or set aside. Furthermore, the Company may not declare or pay any dividends in respect of the Common Stock or purchase, redeem or otherwise acquire shares of Common Stock if, on the record date for such payment, or on the date of such purchase, redemption or acquisition, such action would cause shareholders' equity (including mandatorily redeemable preferred stock) of the Company, as reported in the most recent quarterly or annual financial statements filed by the Company with the Commission, to be less than an amount equal to the sum of (i) 140% of the number of then outstanding shares of Series C Preferred Stock multiplied by its liquidation value ($298,000 at December 31, 1998) and
(ii) 140% of the number of then outstanding shares of any stock ranking senior as to dividends to the Series C Preferred Stock multiplied by the liquidation value of such senior stock (none at December 31, 1998). Dividend payments on any other stock junior to the Series C Preferred Stock with respect to dividends or liquidation rights would be similarly limited. See "Item 1. Business-Regulation and Supervision."

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference from page 28 of the Company's 1998 Annual Report to Shareholders under the caption "Selected Consolidated Financial Information."

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference from pages 30 through 55, inclusive, of the Company's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The information required by this item is incorporated herein by reference from page 37 through 39, inclusive, of the Company's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All information required by this item is incorporated herein by reference from pages 7 through 27, inclusive, of the Company's 1998 Annual Report to Shareholders under the captions "Report of PricewaterhouseCoopers LLP, Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income and Comprehensive Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Quarterly Data (Unaudited)."

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference from pages 4 through 6 and page 11, inclusive, of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held April 27, 1999 (the "Definitive Proxy Statement"), under the respective captions "Item 1. Election of Directors" and "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from pages 12 and 13 of the Company's Definitive Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from pages 2 and 3, inclusive, of the Company's Definitive Proxy Statement under the caption "Voting Securities and Principal Shareholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from pages 12 and 13 of the Company's Definitive Proxy Statement under the caption "Executive Compensation - Transactions with Management."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents Filed as Part of Report.

          1.   Financial Statements

                    The following Consolidated Financial Statements of the Company included in PART II of this report are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1998, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b):

                                                      Page
                                                   Reference to
                           Item                   Annual Report
          ----------------------------------    ------------------
          Report of PricewaterhouseCoopers LLP,
          Independent Accountants                       7

          Consolidated Balance Sheets as of
          December 31, 1998 and 1997                    8

          Consolidated Statements of Income
          and Comprehensive Income for the
          three years in the period ended
          December 31, 1998                             9

          Consolidated Statements of Changes
          in Stockholders' Equity for the
          three years in the period ended
          December 31, 1998                            10

          Consolidated Statements of Cash
          Flows for the three years in the
          period ended December 31, 1998               11

          Notes to Consolidated Financial
          Statement                                  12-26

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

          No.     Description
          --      -----------
          3.1     Restated Articles of Incorporation of Independent
                  Bankshares, Inc. (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

          3.2    Restated Bylaws of Independent Bankshares, Inc. (Exhibit
                  3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

          3.3 Amendment to Restated Bylaws of Independent Bankshares, Inc. dated March 17, 1999 (filed herewith).

          4.1    Specimen Stock Certificate for Common Stock of the
                 Company (Exhibit 4.1 to the Company's Registration Statement
                  on Form S-1, SEC File No. 333-16419).

          4.2 1999 Stock Option Plan of Independent Bankshares, Inc. (filed herewith).

         10.1 Form of Incentive Stock Option Agreement (filed herewith).

         10.2    Form of Nonqualified Stock Option Agreement (filed herewith).

         10.3    Master Equipment Lease Agreement, dated December 24,
                 1992, between Independent Bankshares, Inc. and NCR Credit Corporation, Amendment to Master Equipment Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement Certificate (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

         10.4    Loan Agreement, dated September 21, 1998, by and between
                 Bank One, Texas, National Association and the Company and Independent Financial Corp. and First State Bank, National Association and related Promissory Note of the Company, Pledge Agreement of the Company and Pledge Agreement of Independent Financial Corp. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 22, 1998).

         10.5 Agreement and Plan of Reorganization dated May 29, 1998, by and between the Company and Azle Bancorp (previously filed as Exhibit 1.1 to the Company's Current Report on Form 8-K dated June 19, 1998).

         13.1 Annual Report to Shareholders for the year ended December 31, 1998 (filed herewith).

         21.1 Subsidiaries of Independent Bankshares, Inc. (filed herewith).

         23.1   Consent of PricewaterhouseCoopers LLP (filed herewith).

         27.1   Financial Data Schedule (filed herewith).

          (b)  Current Reports on Form 8-K.

                  Current Report on Form 8-K dated September 22, 1998, reporting the consummation of the acquisition of Azle Bancorp and Azle State by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INDEPENDENT BANKSHARES, INC.


                                       By:       /s/ Bryan W. Stephenson
                                          ---------------------------------
                                           Bryan W. Stephenson,
                                           President and Chief Executive
                                           Officer

Date:     March 31, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                             Title                   Date
              ----------                         ----------               -------

     /s/ Bryan W Stephenson             President, Chief Executive    March 31, 1999
----------------------------------      Officer and Director
Bryan W. Stephenson



     /s/ Randal N. Crosswhite           Senior Vice President, Chief  March 31, 1999
----------------------------------      Financial Officer, Corporate
Randal N. Crosswhite                    Secretary and Director



     /s/John L. Beckham                 Director                      March 31, 1999
----------------------------------
John L. Beckham



     /s/ Lee Caldwell                   Director                      March 31, 1999
----------------------------------
Lee Caldwell



     /s/ Mrs. Wm. R. (Amber) Cree       Director                      March 31, 1999
-----------------------------------
Mrs. Wm. R. (Amber) Cree


-----------------------------------     Director                      March __, 1999
Louis S. Gee


----------------------------------      Director                      March __, 1999
Nancy E. Jones


   /s/Marshal M. Keller
-----------------------------------     Director                      March 3, 1999
Marshal M. Kellar





     /s/ Tommy McAlister                Director                      March 31, 1999
----------------------------------
Tommy McAlister



     /s/ Scott Taliaferro               Director                      March 31, 1999
----------------------------------
Scott L. Taliaferro



     /s/ James D. Webster, M.D.         Director                      March 31, 1999
-----------------------------------
James D. Webster, M.D.



     /s/ C.G. Whitten                   Director                      March __, 1999
-----------------------------------
C.G. Whitten






                                INDEX TO EXHIBITS

    Exhibit Number                              Description
   ---------------      -----------------------------------------------------
          3.1           Restated Articles of Incorporation of Independent
                        Bankshares, Inc. (Exhibit 3.1 to the Company's Annual
                        Report on Form 10-K for the year ended December 31,
                        1994).
          3.2           Restated Bylaws of Independent Bankshares, Inc. (Exhibit
                        3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
          3.3           Amendment to Restated Bylaws of Independent Bankshares,
                        Inc. dated March 17, 1999 (filed herewith).
          4.1           Specimen Stock Certificate for Common Stock of the
                        Company (Exhibit 4.1 to the Company's Registration
                        Statement on Form S-1, SEC File No. 333-16419).
          4.2           1999 Stock Option Plan of Independent Bankshares, Inc.
                        (filed herewith).
         10.1           Form of Incentive Stock Option Agreement (filed
                        herewith).
         10.2           Form of Nonqualified Stock Option Agreement (filed
                        herewith).
         10.3           Master Equipment Lease Agreement, dated December 24,
                        1992, between Independent Bankshares, Inc. and NCR
                        Credit Corporation, Amendment to Master Equipment
                        Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement Certificate
                        (Exhibit 10.7 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1993).
         10.4           Loan Agreement, dated September 21, 1998, by
                        and between Bank One, Texas, National Association and the Company and Independent Financial Corp.
                        and First State Bank, National Association and related Promissory Note of the Company, Pledge
                        Agreement of the Company and Pledge Agreement of Independent Financial Corp. (previously filed as
                        Exhibit 10.1 to the Company's Current Report on
                        Form 8-K dated September 22, 1998).  Pledge
                        Agreement of the Company and Pledge Agreement of Independent Financial Corp. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 22, 1998).
         10.5           Agreement and Plan of Reorganization dated
                        May 29, 1998, by and between the Company and Azle
                        Bancorp (previously filed as Exhibit 1.1 to the Company's Current Report on Form 8-K dated June 19, 1998).
         13.1           Annual Report to Shareholders for the year
                        ended December 31, 1998 (filed herewith).
         21.1           Subsidiaries of Independent Bankshares, Inc.
                        (filed herewith).
         23.1           Consent of PricewaterhouseCoopers LLP (filed
                        herewith).
         27.1           Financial Data Schedule (filed herewith).