Form 10-Q
period 1999-03-31
INDEPENDENT BANKSHARES INC
filed 1999-05-17
CIK 318870

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


      [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 1999

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

                           YES   X    NO

       Indicate the number of shares outstanding of each of the issuer's classes of common stock at March 31, 1999.

          Class:  Common Stock, par value $0.25 per share
         Outstanding at March 31, 1999:  2,180,780 shares

                              PART I

                       FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                  CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1999 AND DECEMBER 31, 1998
                          (Unaudited)

                                                        March 31,            December 31,
ASSETS                                                    1999                 1998
------                                                 ------------        ---------------
Cash and Cash Equivalents:
 Cash and Due from Banks                               $21,315,000           $22,562,000
 Federal Funds Sold                                     26,745,000            42,175,000
                                                       -----------          ------------
   Total Cash and Cash Equivalents                      48,060,000            64,737,000
                                                       -----------          ------------
Securities:
 Available-for-sale                                     45,368,000            30,370,000
 Held-to-maturity                                       60,446,000            64,838,000
                                                       -----------          ------------
   Total Securities                                    105,814,000            95,208,000
                                                       -----------          ------------
Loans:
 Total Loans                                           185,404,000           186,326,000
 Less:
  Unearned Income on Installment Loans                   1,311,000             1,766,000
  Allowance for Possible Loan Losses                     1,849,000             1,842,000
                                                       -----------          ------------
   Net Loans                                           182,244,000           182,718,000
                                                       -----------          ------------
Intangible Assets                                       10,665,000            10,831,000
Premises and Equipment                                  10,191,000            10,294,000
Accrued Interest Receivable                              3,482,000             3,254,000
Other Real Estate and Other Repossessed
  Assets                                                   350,000               630,000
Other Assets                                             2,282,000             2,506,000
                                                       -----------          ------------
      Total Assets                                  $  363,088,000          $370,178,000
                                                       ===========          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
 Noninterest-bearing Demand Deposits                $   54,379,000          $ 60,086,000
 Interest-bearing Demand Deposits                      110,686,000           110,485,000
 Interest-bearing Time Deposits                        159,009,000           160,233,000
                                                       -----------          ------------
   Total Deposits                                      324,074,000           330,804,000
Accrued Interest Payable                                 1,003,000             1,163,000
Other Liabilities                                          675,000               706,000
                                                       -----------          ------------
     Total Liabilities                                 325,752,000           332,673,000
                                                       -----------          ------------
Guaranteed Preferred Beneficial Interests in the
 Company's Subordinated Debentures                      13,000,000            13,000,000
                                                       -----------          ------------
Stockholders' Equity:
Series C Preferred Stock                                    46,000                51,000
Common Stock                                               557,000               554,000
Additional Paid-in Capital                              15,935,000            15,933,000
Retained Earnings                                        8,489,000             7,975,000
Unrealized Gain on Available-for-sale
 Securities                                                 10,000               161,000
Treasury Stock                                            (538,000)                    0
Unearned ESOP Stock                                       (163,000)             (169,000)
                                                       -----------          ------------
     Total Stockholders' Equity                         24,336,000            24,505,000
                                                       -----------          ------------
      Total Liabilities and Stockholders' Equity     $ 363,088,000          $370,178,000
                                                       ===========          ============


See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              QUARTERS ENDED MARCH 31, 1999 AND 1998
                           (Unaudited)


                                                                    Quarter Ended March 31,
                                                                -----------------------------
                                                                   1999          1998
                                                                ---------      -------------
Interest Income:
 Interest and Fees on Loans                                     $4,239,000     $3,144,000
 Interest on Securities                                          1,406,000      1,017,000
 Interest on Federal Funds Sld                                     411,000        414,000
                                                                ----------      ---------
  Total Interest Income                                          6,056,000      4,575,000
                                                                ----------      ---------
Interest Expense:
 Interest on Deposits                                            2,543,000      2,152,000
 Interest on Notes Payable                                               0          1,000
                                                                ----------      ---------
  Total Interest Expense                                         2,543,000      2,153,000
                                                                ----------      ---------
   Net Interest Income                                           3,513,000      2,422,000
 Provision for Loan Losses                                         105,000        175,000
                                                                ----------      ---------
     Net Interest Income After Provision for Loan Losses         3,408,000      2,247,000
                                                                ----------      ---------
Noninterest Income:
 Service Charges                                                   734,000        460,000
 Trust Fees                                                         58,000         47,000
 Other Income                                                       51,000        152,000
                                                                ----------      ---------
  Total Noninterest Income                                         843,000        659,000
                                                                ----------      ---------
Noninterest Expenses:
 Salaries and Employee Benefits                                  1,533,000      1,079,000
 Net Occupancy Expense                                             343,000        229,000
 Distributions on Guaranteed Preferred Beneficial Interests
  in the Company's Subordinated Debentures                         276,000              0
 Equipment Expense                                                 265,000        214,000
 Amortization of Intangible Assets                                 166,000         56,000
 Stationery, Printing and Supplies Expense                         123,000         98,000
 Professional Fees                                                  94,000         63,000
 Net Costs Applicable to Other Real Estate
  and Other Repossessed Assets                                      28,000         26,000
 Other Expenses                                                    498,000        418,000
                                                                ----------       --------
  Total Noninterest Expenses                                     3,326,000      2,183,000
                                                                ----------      ---------
     Income Before Federal Income Taxes                            925,000        723,000
 Federal Income Taxes                                              296,000        268,000
                                                                ----------      ---------
Net Income                                                         629,000        455,000
Other Comprehensive Income, Net of Taxes:
 Unrealized Holding Gains (Losses) on Available-for-sale
  Securities Arising During the Period                            (151,000)        17,000
                                                                ----------      ---------
 Comprehensive Income                                          $   478,000     $  472,000
                                                               ===========     ==========
Preferred Stock Dividends                                      $     5,000      $   6,000
                                                               ===========      =========
Net Income Available to Common Stockholders                    $   624,000     $  449,000
                                                               ===========     ==========
Basic Earnings Per Common Share Available to Common
 Stockholders                                                  $      0.28      $    0.23
                                                               ===========      =========
Diluted Earnings Per Common Share Available to Common
 Stockholders                                                  $      0.27      $    0.22
                                                               ===========      =========


   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
              QUARTERS ENDED MARCH 31, 1999 AND 1998
                            (Unaudited)

                                                                            1999          1998
                                                                         ---------      --------
Cash Flows from Operating Activities:
 Net Income                                                             $ 629,000       $ 455,000
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
 Deferred Federal Income Tax Expense                                      120,000         110,000
 Depreciation and Amortization                                            357,000         201,000
 Provision for Loan Losses                                                105,000         175,000
 Gains on Sale of Premises and Equipment                                   (1,000)              0
 Gains on Sales of Other Real Estate and Other Repossessed
  Assets                                                                        0          (3,000)
 (Increase) Decrease in Accrued Interest Receivable                      (228,000)        122,000
 Decrease in Other Assets                                                 104,000          55,000
 Decrease in Accrued Interest Payable                                    (160,000)        (68,000)
 Increase in Other Liabilities                                             89,000          94,000
                                                                       ----------       ---------
     Net Cash Provided by Operating Activities                          1,015,000       1,141,000
                                                                       ----------       ---------
Cash Flows from Investing Activities:
 Proceeds from Maturities of Available-for-sale Securities              1,261,000       5,156,000
 Proceeds from Maturities of Held-to-maturity Securities               23,344,000       8,957,000
 Purchases of Available-for-sale Securities                           (16,510,000)     (2,004,000)
 Purchases of Held-to-maturity Securities                             (19,007,000)     (5,450,000)
 Net (Increase) Decrease in Loans                                        (330,000)        310,000
 Proceeds from Sales of Premises and Equipment                              1,000               0
 Additions to Premises and Equipment                                      (88,000)        (38,000)
 Proceeds from Sales of Other Real Estate and Other Repossessed
  Assets                                                                  484,000         614,000
                                                                       ----------      ----------
   Net Cash Provided by (Used in) Investing Activities                (10,845,000)      7,545,000
                                                                       ----------      ----------

Cash Flows from Financing Activities:
 Increase (Decrease) in Deposits                                       (6,730,000)      4,009,000
 Repayment of Notes Payable                                                (1,000)        (52,000)
 Payment of Cash Dividends                                               (116,000)       (105,000)
                                                                       ---------       ----------
   Net Cash Provided (Used in) by Financing Activities                 (6,847,000)      3,852,000
                                                                       ----------      ----------
Net Increase (Decrease) in Cash and Cash Equivalents                  (16,677,000)     12,538,000
Cash and Cash Equivalents at Beginning of Period                       64,737,000      39,418,000
                                                                       ----------      ----------

Cash and Cash Equivalents at End of Period                            $48,060,000     $51,956,000
                                                                      ===========     ===========
Noncash Investing Activities:
  Additions to Other Real Estate and Other Repossessed
   Assets Through Foreclosures                                        $   204,000     $   355,000
  Sales of Other Real Estate and Other Repossessed
   Assets Financed with Loans                                                   0          60,000


   See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENT BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     For information with regard to significant accounting policies, reference is made to Notes to Consolidated Financial
Statements included in the Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended.

     The accompanying financial statements reflect all adjustments necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal recurring nature.

(2)  ACQUISITION OF SUBSIDIARY BANK

     The Company completed the acquisition of Azle Bancorp and its subsidiary bank, Azle State Bank, Azle, Texas ("Azle State"), effective September 22, 1998, for an aggregate cash consideration of $19,025,000. To obtain funding for the acquisition, the Company sold an aggregate of 230,000 shares of Common Stock at a price of $11.50 per share, and Independent Capital Trust, a Delaware business trust formed by the Company ("Independent Capital"), sold 1,300,000 of its 8.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") at $10.00 per preferred security (having a liquidation value of $13,000,000) in an underwritten offering (the "1998 Offering"). The proceeds from the sale of the Trust Preferred Securities were used by Independent Capital to purchase an equivalent amount of Subordinated Debentures of the Company. The Company also borrowed $4,300,000 from a financial institution in Fort Worth, Texas (the "Fort Worth Bank") to finance a portion of the cost of acquiring Azle Bancorp. The borrowings from the Fort Worth Bank were paid off on September 30, 1998, from the proceeds of a cash dividend paid to the Company by Azle State. At the date of acquisition, Azle Bancorp had total assets of $93,158,000, total loans, net of unearned income, of $45,163,000 total deposits of $80,955,000 and stockholders' equity of $9,872,000. This acquisition was accounted for using the purchase method of accounting. A total of $8,014,000 of intangible assets, including $2,895,000 of core deposit intangible and $5,119,000 of goodwill, was recorded as a result of this acquisition. The core deposit intangible is being amortized over a period of 12 years and the goodwill is being amortized over a period of 25 years.

(3)  TREASURY STOCK

     During the first quarter of 1999, the Company authorized the repurchase of up to 60,000 shares of the Company's Common Stock in the open market. As of March 31, 1999, the Company had repurchased a total of 48,000 shares of its Common Stock at an average price of $11.22 per share. The repurchased shares are currently being held as treasury stock.

(4)  UNEARNED ESOP SHARES

     The Company's Employee Stock Ownership/401(k) Plan (the "Plan") purchased 18,750 shares of Common Stock in an underwritten offering (the "1997 Offering") for $214,000. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $4,000, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1% (8.75% at March 31, 1999). The note is collateralized by the stock purchased in the 1997 Offering.

     As a result of the lending arrangement between the Company and the Plan, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At March 31, 1999, a total of 14,271 shares with an original cost of $163,000 are considered to be unearned.

(5)  EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the basic earnings per share calculations. In computing diluted earnings per common share for the quarters ended March 31, 1999 and 1998, the conversion of the Series C Preferred Stock was assumed, as the effects are dilutive. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended March 31, 1999 and 1998, was 2,202,000 and 1,960,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended March 31, 1999 and 1998, was 2,312,000 and 2,085,000 shares, respectively.

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME

     An analysis of accumulated other comprehensive income for the quarters ended March 31, 1999 and 1998, is as follows:

                                        Unrealized Gain
                                            (Loss) on
                                        Available-for-sale
                                            Securities
                                        --------------------
                                         1999         1998
                                        -------      -------
                                            (In thousands)
               Balance, at January 1     $ 161        $ 31
               Current period change      (151)         17
                                           ---         ---
                Balance, at March 31     $  10        $ 48
                                           ===         ===

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

The Company
-----------

     The Company is a bank holding company that, at March 31, 1999, owned 100% of the common securities of Independent Capital Trust ("Independent Capital") and 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the cities of Abilene (three locations), Azle (two locations), Lubbock, Odessa (four locations), San Angelo, Stamford and Winters.

     As noted in "Note 2:  Acquisition of Subsidiary Bank," the
Company acquired Azle Bancorp and Azle State Bank, Azle, Texas
("Azle State"), on September 22, 1998. Azle State was merged with and into and became a branch of the Bank on March 12, 1999.

Results of Operations
---------------------

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at March 31, 1999, and December 31, 1998, and results of operations for each of the quarters ended March 31, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income

     Net income for the quarter ended March 31, 1999, amounted to $629,000 ($0.28 basic and $0.27 diluted earnings per common share, respectively) compared to net income of $455,000 ($0.23 basic and $0.22 diluted earnings per common share, respectively) for the quarter ended March 31, 1998. Net income and earnings per share increased in 1999 primarily due to the acquisition of Azle State, an increase in the Company's net interest margin and a reduction in the amount of the provision for loan losses recorded for the first quarter of 1999 compared to the first quarter of 1998.

Net Interest Income

     Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

     Net interest income amounted to $3,513,000 for the first quarter of 1999, an increase of $1,091,000, or 45.0%, from the first quarter of 1998. Net interest income for the first quarter of 1998 was $2,422,000. The increase in 1999 was due to the acquisition of Azle State effective September 22, 1998. The net interest margin on a fully taxable-equivalent basis, increased from 4.10% for the first quarter of 1998, to 4.47% for the first quarter of 1999, which was a slight increase from the 4.45% recorded during the fourth quarter of 1998. The increase in the net interest margin from the first quarter of 1998 to the first quarter of 1999 is due primarily to a 50-basis point decrease in the Company's overall cost of funds and a shift within the Company's loan portfolio to more commercial and real estate loans and away from lower-yielding indirect installment loans.

     At March 31, 1999, approximately $49,002,000, or 26.6%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Average overall rates paid for various types of certificates of deposit decreased from March 31, 1998, to March 31, 1999. For example, the average rate paid for certificates of deposit less than $100,000 decreased from 5.29% for the first quarter of 1999 to 4.89% for the first quarter of 1999, while the average rate paid by the Company for certificates of deposit of $100,000 or more also decreased from 5.37% during the first quarter of 1998 to 4.98% during the first quarter of 1999. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, decreased from an average of 2.69% during the first quarter of 1998 to an average of 2.14% during the first quarter of 1999. These changes caused the Company's overall cost of interest-bearing deposits to decrease from 4.29% for the first three months of 1998 to 3.79% for the first three months of 1999.

     The following table presents the average balance sheets of the Company for the quarters ended March 31, 1999 and 1998, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                                                 Quarter Ended March 31,
                                             -------------------------------------------------------------------
                                                          1999                              1998
                                             -------------------------------    --------------------------------
                                                        Interest                               Interest
                                              Average   Income/      Yield/     Average        Income/   Yield/
                                              Balance   Expense       Rate      Balance        Expense    Rate
                                              -------   --------     ------     --------       -------   -------
                                                                    (Dollars in thousands)
ASSETS(1)
Interest-earning assets:
  Loans, net of unearned income (2)          $184,347   $  4,239      9.20%     $139,643       $  3,144    9.01%
  Securities  (3)                             100,485      1,463      5.82        66,584          1,018    6.12
  Federal funds sold                           34,475        411      4.77        30,325            414    5.46
                                             --------     ------      ----      --------        -------    ----
     Total  interest-earning  assets          319,307      6,113      7.66       236,552          4,576    7.74
Noninterest-earning assets:                  --------     ------      ----      --------        -------    ----
Cash and due from banks                        20,271                             14,019
Intangible Assets                              10,687                              3,130
Premises and equipment                         10,203                              7,473
Accrued interest receivable
   and other assets                             6,483                              4,921
Allowance for possible loan losses             (1,796)                            (1,103)
                                             --------                           ---------
      Total noninterest-earning assets         45,848                             28,440
                                             --------                           --------
        Total assets                         $365,155                           $264,992
                                             ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
   Demand, savings and money
    market deposits                          $109,215     $  585      2.14%    $ 78,258      $    527     2.69%
   Time deposits                              159,347      1,958      4.92      122,320         1,625     5.31
                                             --------     ------      ----      -------       -------    -----
   Total interest-bearing deposits            268,562      2,543      3.79      200,578         2,152     4.29
   Note payable                                    0           0        --            6             1     7.84
                                             -------      ------      ----      -------        ------    -----
     Total interest-bearing liabilities      268,562       2,543      3.79      200,584         2,153     4.29
                                            --------      ------      ----      -------        ------    -----
Noninterest-bearing liabilities
   Demand deposits                            56,855                             42,135
   Accrued interest payable and
    other liabilities                          2,110                              1,458
                                             -------                            -------
Total noninterest-bearing liabilities         58,965                             43,593
                                             -------                            -------
   Total liabilities                         327,527                            244,177
Guaranteed preferred beneficial
 interests in the Company's
 subordinated debentures                      13,000                                  0
Stockholders' equity                          24,628                             20,815
                                             -------                            -------
     Total liabilities and
      stockholders' equity                  $365,135                           $ 264,992
                                            ========                            ========
Net interest income                                        $3,570                                  $  2,423
                                                         ========                                  ========
Interest rate spread (4)                                              3.87%                                         3.45%
                                                                      ====                                          =====
Net interest margin (5)                                               4.47%                                         4.10%
______________________________                                        ====                                          =====

(1)    The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of Azle State from September
       22, 1998, the date of acquisition of such bank.
(2)    Nonaccrual loans are included in the Average Balance columns, and income
       recognized on these loans, if any, is    included in the Interest
       Income/Expense columns.  Interest income on loans includes fees on loans,
       which are not   material in amount.
(3)    Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4)    The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)    The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.


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

                                             March 31, 1999 vs 1998(1)
                                             --------------------------
                                             Increase (Decrease) Due To
                                                  Changes In
                                             --------------------------
                                             Volume    Rate     Total
                                             -------   ------  -------
                                                    (In thousands)
Interest-earning assets:
 Loans, net of unearned income (2)           $1,007   $   88  $  1,095
 Securities (3)                                 520      (75)      445
 Federal funds sold                              56      (59)       (3)
                                             ------    -----   -------
   Total interest income                      1,583      (46)   1,537
                                             ------    -----   -------
Interest-bearing liabilities:
 Deposits:
  Demand, savings and money market deposits     208     (150)      58
  Time deposits                                 489     (156)     333
                                             ------   ------   ------
   Total interest-bearing deposits              697     (306)     391
 Note payable                                    (1)      --       (1)
                                             ------   ------   ------
     Total interest expense                     696     (306)     390
                                             ------   ------   ------
Increase in net interest income              $  887   $  260  $ 1,147
                                             ======   ======  =======
______________________________
(1) Income statement items include the income statement accounts of Azle State beginning September 22, 1998, the date of acquisition of such bank.
(2) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(3) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provision for loan losses for the quarter ended March 31, 1999 was $105,000, compared to $175,000 for the quarter ended March 31, 1998. The provision for the first quarter of 1999 was smaller than the first quarter of 1998 due to a lower level of charge-offs. Of the total charge-offs of $142,000 during the first quarter of 1999, $123,000, or 86.7%, were indirect installment loans. The Bank is continuing to make some indirect installment loans; however, the Company is attempting to reduce its reliance on such loans by increasing commercial and real estate loans. See "Analysis of

Financial Condition - Loan Portfolio" below. In management's opinion, the overall quality of the Company's loan portfolio has continued to improve.

Noninterest Income

     Noninterest income increased $184,000, or 27.9%, from $659,000 during the first quarter of 1998 to $843,000 during the first quarter of 1999.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $460,000 during the first three months of 1998 to $734,000 during the first three months of 1999, a $274,000, or 59.6%, increase. The increase was primarily due to the acquisition of Azle State during September 1998, which accounted for $162,000 or 59.1% of the increase and an increase in rates on selected charges during the first quarter of 1998.

     Trust fees from the operation of the trust department of the Bank increased $11,000, or 23.4%, from $47,000 during the first three months of 1998 to $58,000 during the same period in 1999, as a result of an overall increase in the value of assets under management of the trust department and one-time termination fees assessed during the first quarter of 1999.

     Other income is the sum of several components of noninterest income including insurance premiums earned on automobiles financed through the Company's indirect installment loan program, check printing income, commissions earned on the sale of mutual funds and annuities, bank card royalty income and other sources of miscellaneous income. Other income decreased $101,000, or 66.4%, from $152,000 during the first quarter of 1998 to $51,000 during the first quarter of 1999, due to a significant decrease in insurance premiums received during the first quarter of 1999 on automobiles financed through the Company's indirect installment lending program, which loans declined as a result of a shift by the Company to more commercial and real estate lending.

Noninterest Expenses

     Noninterest expenses increased $1,143,000, or 52.4%, from $2,183,000 during the first quarter of 1998 to $3,326,000 during the first quarter of 1999. Approximately $825,000, or 72.2%, of the increase from 1998 to 1999 was due to the acquisition of Azle State effective September 22, 1998. An additional $265,000, or 23.2%, of the increase was due to distributions paid on the Company's 8.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities"), which were issued in an underwritten offering to fund the acquisition of the Azle Bancorp and Azle State (the "1998 Offering").

     Salaries and employee benefits increased $454,000, or 42.1%, from $1,079,000 for the first quarter of 1998 to $1,533,000 for the corresponding period of 1999. Approximately $415,000, or 91.4%, of the increase was a result of the acquisition of Azle State effective September 22, 1998. The remainder of the increase was due to the opening of one additional grocery store branch location in May 1998 and overall salary increases.

     Net occupancy expense was $343,000 for the first three months of 1999, an increase of $114,000, or 49.8%, from the $229,000 in expense recorded during the first three months of 1998. Approximately $11,000, or 9.6%, of increase was a result of the opening of the additional branch location and $85,000, or 74.6%, of the increase was a result of the Azle State acquisition.

     Distributions on guaranteed preferred beneficial interest in the Company's subordinated debentures totaled $276,000 for the first quarter of 1999, compared to $0 for the first quarter of 1998. The Company's Trust Preferred Securities were issued in September 1998 in conjunction with the 1998 Offering.

     Equipment expense increased from $214,000 for the first quarter of 1998 to $265,000 for the corresponding period in 1999, representing an increase of $51,000, or 23.8%. The entire increase was due to the acquisition of Azle State.

     Amortization of intangible assets increased $110,000, or 196.4%, from $56,000 for the first quarter of 1998 to $166,000 for the first quarter of 1999 as a result of the core deposit intangible and goodwill incurred in conjunction with the acquisition of Azle State.

     Stationery, printing and supplies expense increased $25,000, or 25.5%, from $98,000 for the first three months of 1998 to $123,000 for the first three months of 1999. Approximately 88% of the increase was a result of the acquisition noted above.

     Professional fees, which include legal and accounting fees, increased $31,000, or 49.2%, from $63,000 during the first quarter of 1998 to $94,000 during the same period of 1999. Approximately
71% of the increase was due to the Azle State acquisition.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $28,000 during the first quarter of 1999 and $26,000 during the first quarter of 1998. Of the $28,000 in net costs incurred in 1999, $26,000 represented net costs associated with other repossessed assets, primarily automobiles.

     Other noninterest expense includes, among many other items, postage, data processing, due from bank account charges, advertising, travel and entertainment, insurance, loan expenses, directors' fees, dues and subscriptions, regulatory examinations, franchise taxes, charges and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses increased $80,000, or 19.1%, from $418,000 for the first quarter of 1998 to $498,000 for the first quarter of 1999. All of the increase was due to the acquisition of Azle State.

Federal Income Taxes

     The Company accrued $296,000 and $268,000 in federal income taxes in the first quarter of 1999 and 1998, respectively. As a result of an increase in nontaxable income on obligations of states and political subdivisions owned by Azle State, the Company's effective tax rate decreased from approximately 37% during the first quarter of 1998 to approximately 32% during the first quarter of 1999.

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

Analysis of Financial Condition
-------------------------------
Assets

     Total assets decreased $7,090,000, or 1.9%, from $370,178,000 at December 31, 1998, to $363,088,000 at March 31, 1999, due to a
decrease in noninterest-bearing demand deposits during the first three months of 1999 at most of the Bank's larger branches.

Cash and Cash Equivalents

     The amount of cash and cash equivalents decreased $16,677,000, or 25.8%, from $64,737,000 at December 31, 1998, to $48,060,000 at
March 31, 1999, due to purchases of securities during the first quarter of 1999 with funds that were invested temporarily in federal funds sold at December 31, 1998, and as a result of a decrease in deposits during the first three months of 1999.

Securities

     Securities increased $10,606,000, or 11.1%, from $95,208,000 at December 31, 1998, to $105,814,000 at March 31, 1999.  The
increase in 1999 is due to purchases of securities during the first quarter of 1999 with funds that had been invested temporarily in federal funds sold at December 31, 1998, as noted above.

     The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically.
The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $45,368,000 are classified as available-for-sale and are carried at fair value at March 31, 1999. Securities totaling $60,446,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At March 31, 1999, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $17,244,000, or 16.3% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.


                                            March 31, 1999     December  31, 1998
                                            ---------------    ------------------
                                            Amount      %        Amount     %
                                            ---------------    ------------------
                                                   (Dollars in thousands)
Carrying value:
 Obligations of U.S. Government
  agencies and corporations                $ 66,980   63.3%       $61,669    64.8%
 U.S. Treasury securities                    17,213   16.3         11,573    12.2
 Mortgage-backed securities                  11,390   10.8         12,121    12.7
 Obligations of states and political
   subdivisions                               9,212    8.7          9,262     9.7
 Other securities                             1,019    0.9            583     0.6
                                            -------   ----        -------   -----
Total carrying value of securities        $ 105,814  100.0%       $95,208   100.0%
                                          =========  =====        =======   =====
Total fair value of securities            $ 105,677               $95,276
                                          =========               =======


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at March 31, 1999. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.



                                                                        Estimated     Weighted
Type and Maturity Grouping            Principal         Carrying           Fair        Average
at March 31, 1999                      Amount             Value            Value        Yield
------------------------------       -----------        --------       ----------      ---------
                                                               (Dollars in thousands)
Obligations of U.S. Government
 agencies and corporations:
 Within one year                      $  9,000          $  9,032        $    9,026         5.84%
 After one but within five years        57,700            57,948            57,698         5.55
                                      --------          --------         ---------         -----
  Total obligations of U.S. Government
   agencies and corporations            66,700            66,980            66,724         5.59
                                       -------          --------         --------          -----
U.S. Treasury securities:
 Within one year                         7,000             7,068             7,075         5.97
 After one but within five years        10,000            10,145            10,151         5.19
                                       -------          --------         ---------        -----
  Total U.S. Treasury securities        17,000            17,213            17,226         5.51
                                       -------          --------         ---------         -----

Mortgage-backed securities              11,276            11,390            11,474         5.84
                                       -------         ---------         ---------          ----

Obligations of states and political
 subdivisions:  Within one year             50                50                50         6.35
 After one but within five years           905               947               949         8.55
 After five but within ten years         4,465             4,698             4,709         9.23
 After ten years                         3,275             3,517             3,526         9.71
                                       -------        ----------         ---------       ------
  Total obligations of states and
  political subdivisions                 8,695             9,212             9,234         9.32
                                       -------        ----------         ---------       ------
Other securities:
 Within one year                             0                 0                 0           --
 After one but within five years             0                 0                 0           --
 After five but within ten years             0                 0                 0           --
 After ten years                         1,019             1,019             1,019         4.83
                                     ---------        ----------         ---------       ------
  Total other securities                 1,019             1,019             1,019         4.83
                                     ---------        ----------         ---------       ------
   Total securities                  $ 104,690         $ 105,814         $ 105,677         5.90%
                                     =========        ==========         =========       ======



Loan Portfolio

     Total loans, net of unearned income, decreased $467,000, or 0.3%, from $184,560,000 at December 31, 1998, to $184,093,000 at
March 31, 1999. The decrease during the first quarter of 1999 was a result of continued net payoffs of the Company's indirect installment loans. These payoffs resulted in a decrease of approximately $4,749,000 in such loans. This decrease was partially offset by an aggregate increase in other types of loans during the first three months of 1999.

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

     Due to diminished loan demand during the early 1990's, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in its market areas. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At March 31, 1999, the Company had approximately $25,141,000, net of unearned income, of this type of loan outstanding compared to approximately $29,890,000 of this type loan at December 31, 1998. The decrease is due to management's decision to shift the loan portfolio toward more commercial and real estate loans and less toward indirect installment loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                         March 31,    December 31,
                                           1999          1998
                                         ---------   ------------
                                               (In thousands)
     Real estate loans                    $69,917       $71,901
     Loans to individuals                  60,440        57,564
     Commercial loans                      44,571        47,551
     Other loans                           10,476         9,310
                                          -------      --------
      Total loans                         185,404       186,326
     Less unearned income                   1,311         1,766
                                          -------      --------
      Loans, net of unearned income      $184,093      $184,560
                                         ========      ========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at March 31, 1999 except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at March 31, 1999.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at March 31, 1999. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                                       One to           Over          Total
                                         One Year       Five            Five         Carrying
                                         and Less      Years            Years         Value
                                         ---------     --------       --------     ------------
                                                            (In thousands)
     Real estate loans                   $ 11,807     $ 44,100        $ 14,010      $  69,917
     Commercial loans                      20,356       20,543           3,672         44,571
     Other loans                            7,086        2,900             490         10,476
                                         --------      -------        --------     ----------
      Total loans                        $ 39,249     $ 67,543        $ 18,172      $ 124,964
                                         ========     ========        ========     ==========

     With fixed interest rates           $ 16,865      $48,841        $ 11,599     $   77,305
     With variable interest rates          22,384       18,702           6,573         47,659
                                         --------      -------        ---------    ----------
      Total loans                        $ 39,249      $67,543        $ 18,172     $  124,964
                                         ========     ========       =========     ==========


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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $1,849,000, or 1.00% of loans, net of unearned income, at March 31, 1999, compared to $1,842,000, or 1.00% of loans, net of unearned income, at December 31, 1998.

     Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $142,000 in loans during the first quarter of 1999. Recoveries during the first quarter of 1999 were $44,000.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters ended March 31, 1999 and 1998.

                                                                      March 31,
                                                                 -------------------------
                                                                   1999          1998
                                                                 --------     -----------
                                                                  (Dollars  in thousands)
     Analysis of allowance for possible loan losses:
      Balance, at January 1                                       $  1,842       $ 1,173
        Provision   for  loan   losses                                 105            175
                                                                  --------        -------
                                                                     1,947          1,348
                                                                  --------        --------
     Loans charged off:
         Real estate loans                                               0             40
         Loans to individuals                                          141            200
         Commercial loans                                                1              0
         Other loans                                                     0              0
                                                                  --------        -------
          Total charge-offs                                            142            240
                                                                  --------        -------
     Recoveries of loans previously
      charged off:
         Real estate loans                                               0              0
         Loans to individuals                                           35              7
         Commercial loans                                                9              6
         Other loans                                                     0              0
                                                                  --------        -------
          Total recoveries                                              44             13
                                                                  --------        -------
           Net loans charge-offs                                        98            227
                                                                  --------        -------
      Balance, at March 31                                        $  1,849        $ 1,121
                                                                 =========        =======

     Average loans outstanding, net of
       unearned income                                           $ 184,347      $ 139,643
                                                                 =========      =========
     Ratio of net loan charge-offs to average loans
       outstanding, net of unearned income (annualized)              0.21%           0.65%
                                                                 =========      =========
     Ratio of allowance for possible loan losses to total loans,
       net  of  unearned  income, at  March  31                      1.00%           0.80%
                                                                 =========      ==========


     Foreclosures on defaulted loans result in the Company acquiring other real estate and other repossessed assets. Accordingly, the Company incurs other expenses, specifically net costs applicable to other real estate and other repossessed assets, in maintaining, insuring and selling such assets. The Company attempts to convert nonperforming loans into interest-earning assets, although usually at a lower dollar amount than the face value of such loans, either through liquidation of the collateral securing the loan or through intensified collection efforts.

     As the economies of the Company's market areas recovered and stabilized over the past several years, there was a steady reduction in the amount of the provisions, as a percentage of average loans outstanding, necessary to maintain an adequate balance in the allowance. This reflected not only the loan loss trend, but management's assessment of the continued reduction of credit risks associated with the loan portfolio. The Company increased the provision in the first quarter of 1998, however, due to higher than normal charge-offs in the Company's indirect installment loan portfolio, which, as noted above, continues to decline. As noted above, the Company made a smaller provision during the first quarter of 1999 due to decreased loan charge-offs during that time period.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at March 31, 1999 and December 31, 1998


                                     March 31, 1999                December 31, 1998
                                   ---------------------------   ---------------------------
                                                   Percent of                     Percent of
                                                   Loans by                        Loans by
                                   Amount of     Category to     Amount of       Category to
                                   Allowance    Loans, Net of    Allowance        Loans, Net of
                                   Allocated to    Unearned     Allocated to       Unearned
                                   Category         Income        Category          Income
                                   ------------  ------------    ------------  -------------
                                                  (Dollars in thousands)
Real estate loans                   $      91          38.0%     $    106          39.0%
Loans to individuals                      716          32.1           577          30.2
Commercial loans                          129          24.2           164          25.8
Other   loans                              16           5.7             9           5.0
                                   ----------      --------      --------       -------

       Total  allocated                   952         100.0%          856         100.0%
Unallocated                               897      ========           986       =======
                                   ----------                    --------
Total allowance for possible
  loan losses                       $   1,849                    $  1,842
                                    =========                    ========



Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At March 31, 1999, substandard loans totaled $678,000, of which $53,000 were loans designated as nonaccrual or 90 days past due. There were no doubtful loans and loss loans totaled $56,000. Of the $56,000 in loans classified as loss, $45,000 are indirect installment loans that are 120 days past due and, according to regulatory guidelines, must be classified as a loss and $11,000 represents the unguaranteed portion of an SBA loan that is in process of being liquidated. Substandard, doubtful and loss loans at December 31, 1998, were $880,000, $5,000 and $10,000, respectively.

     In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at March 31, 1999, were current and paying in accordance with loan terms. At March 31, 1999, watch list loans totaled $1,283,000 (including $177,000 of loans guaranteed by U.S. governmental agencies). Of the total loans on the watch list, $554,000 of the loans involved borrowers who had filed Chapter 13 bankruptcy and the Bank was awaiting finalization of the individual borrowers' bankruptcy plans. At March 31, 1999, $73,000 of loans not classified and not on the watch list were designated as restructured loans. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at March 31, 1999, and December 31, 1998.

                                         March 31,     December 31,
                                            1999          1998
                                         --------     --------------
                                                 (In thousands)
     Nonaccrual loans                    $   212      $    238
     Accruing loans contractually past
       due over 90 days                      234           198
     Restructured loans                       73           110
     Other real estate and other
       repossessed assets                    350           630
                                           -----      --------
     Total nonperforming assets            $ 869      $  1,176
                                           =====      ========

     The gross interest income that would have been recorded during the first quarter of 1999 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $6,000. Interest income totaling $1,000 was actually recorded (received) on loans that were on nonaccrual during the first quarter of 1998.

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

Intangible Assets

     Intangible Assets decreased $166,000, or 1.5%, from
$10,831,000 at December 31, 1998, to $10,665,000 at March 31, 1999.
This decrease was due entirely to core deposit intangible and goodwill amortization expense recorded during the first quarter of 1999.

Premises and Equipment

     Premises and equipment decreased $103,000, or 1.0%, during the first quarter of 1999, from $10,294,000 at December 31, 1998, to $10,191,000 at March 31, 1999. The decrease was due to depreciation expense of $155,000, which was recorded during the first quarter of 1999. This decrease was partially offset by purchases of small amounts of equipment during the first quarter of 1999.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $228,000, or 7.0%, from $3,254,000 at December 31, 1998, to $3,482,000 at March 31, 1999. The increase was primarily a result of the increase in securities, on which interest is normally collected semiannually, and a decrease in federal funds sold, on which interest is collected daily. Of the total balance at March 31, 1999, $2,019,000, or 58.0%, was interest accrued on loans and $1,463,000, or 42.0%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1998, were $1,819,000, or 55.9%, and $1,435,000, or 44.1%, respectively.

Other Real Estate and Other Repossessed Assets

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At March 31, 1999, and December 31, 1998, other real estate and other repossessed assets had an aggregate book value of $350,000 and $630,000, respectively. Other real estate and other repossessed assets decreased $280,000, or 44.4%, during the first three months of 1999, primarily due to the sale of repossessed automobiles. Of the March 31, 1999, balance, $312,000 represented nineteen (19) repossessed automobiles and $213,000 represented four commercial properties.

Other Assets

     The most significant component of other assets at March 31, 1999, is a net deferred tax asset of $471,000. The balance of other assets decreased $224,000, or 8.9%, to $2,282,000 at March 31,
1999, from $2,506,000 at December 31, 1998, partially as a result of a decrease in the Company's net deferred tax asset due to the utilization of a portion of the Company's tax credit carryforwards.

Deposits

     The Bank's lending and investing activities are funded almost entirely by core deposits, 50.9% of which are demand, savings and money market deposits at March 31, 1999. Total deposits decreased $6,730,000, or 2.0%, from $330,804,000 at December 31, 1998, to
$324,074,000 at March 31, 1999. The decrease was due to a decrease in noninterest-bearing demand deposits. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters ended March 31, 1999 and 1998.

                                         Quarter Ended March 31,
                                 --------------------------------------
                                       1999                1998
                                 -----------------     -----------------
                                 Average   Average    Average   Average
                                 Amount     Rate     Amount      Rate
                                 ------   -------     -------  ---------
                                     (Dollars in thousands)
Noninterest-bearing demand
 deposits                        $ 56,855    --%     $ 42,135         -- %
Interest-bearing demand, savings
  and money market deposits       109,215   2.14       78,258        2.69
Time deposits of less than
  $100,000                        111,196   4.89       82,904        5.29
Time deposits of $100,000 or
  more                             48,151   4.98       39,416        5.37
                                 --------   ----      -------     -------
  Total deposits                 $325,417   3.13%    $242,713        3.55%
                                 ========   ====     ========     =======

                               -23-

     The maturity distribution of time deposits of $100,000 or more at March 31, 1999, is presented below.

                                              At March 31, 1999
                                            --------------------
                                               (In thousands)
          3 months or less                         $ 15,273
          Over 3 through 6 months                    13,288
          Over 6 through 12 months                   17,034
          Over 12 months                              3,115
                                                   --------

          Total time deposits of $100,000 or more  $ 48,710
                                                   ========

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At March 31, 1999, and December 31, 1998, deposits of $100,000 or more represented approximately 13.4% of the Company's total assets.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $160,000, or 13.8%, from $1,163,000 at December 31, 1998, to
$1,003,000 at March 31, 1999, due to a decrease in overall interest rates that are currently being paid on deposits compared to rates that were paid during 1998.

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities decreased $31,000 or 4.4%, from $706,000 at December 31, 1998, to $675,000 at March 31, 1999, due to a decrease in the amount of insurance premiums on indirect automobile loans that had been collected from loan customers and were payable to the insurance company.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 58.7%% at the 90-day interval, 53.4%% at the 180-day interval and 47.6%% at the 365-day interval at March 31, 1999. Currently, the Company is in a liability-sensitive position at the three intervals. During an overall declining interest rate environment, this position would normally produce a higher net interest margin than in a rising interest rate environment; however, because the Company had $110,686,000 of interest-bearing demand, savings and money market deposits at March 31, 1999, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily increase significantly in an overall declining interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 84.7% at March 31, 1999. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at March 31, 1999.


                                                                                         Volumes
                                                   Cumulative Volumes                   Subject to
                                                   Subject to Repricing Within            Repricing
                                         --------------------------------------          After
                                         90 Days     180 Days          365 Days          1 Year          Total
                                         -------     --------          ----------       -----------      ----------
                                                            (Dollars in thousands)
Interest-earning assets:
 Federal funds sold                      $ 26,745     $ 26,745          $  26,745       $      0          $  26,745
 Securities                                 7,044       12,566             20,092         85,722            105,814
 Loans, net of unearned income             62,584       69,402             73,306        110,787            184,093
                                         --------     --------           ---------      --------            -------
  Total interest-earning assets            96,373      108,713            120,143        196,509            316,652
                                         --------     --------           --------       --------            -------
Interest-bearing liabilities:
 Demand, savings and money market
  deposits                                110,686      110,686            110,686               0           110,686
 Time deposits                             53,556       92,797            141,848          17,161           159,009
                                         --------     --------           --------        --------           -------
  Total interest-bearing liabilities      164,242      203,483            252,534          17,161           269,695
                                         --------     --------           --------        --------           -------
Rate-sensitivity gap(1)                 $ (67,869)    $(94,770)         $(132,391)       $179,348          $ 46,957
                                         ========     ========           ========        ========           =======
Rate-sensitivity ratio(2)                   58.7%        53.4%              47.6%
______________________________
(1)  Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2)  Rate-sensitive interest-earning assets divided by rate-sensitive interest-
     bearing liabilities.

                               -25-

Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters ended March 31, 1999 and 1998.

                                                Quarter Ended
                                                   March 31,
                                                ---------------
                                                1999      1998
                                                ------   ------
Net income to:
  Average assets                                0.69%     0.69%
  Average interest-earning assets               0.79      0.77
  Average stockholders' equity                 10.22      8.74
Dividend payout (1) to:
  Net income                                   17.65     21.75
  Average stockholders' equity                  1.80      1.90
Average stockholders' equity to:
  Average total assets                          6.74      7.85
  Average loans (2)                            13.36     14.91
  Average total deposits                        7.57      8.58
Average interest-earning assets to:
  Average total assets                         87.44     89.27
  Average total deposits                       98.12     97.46
  Average total liabilities                    97.49     96.88
Ratio to total average deposits of:
  Average loans (2)                            56.65     57.53
  Average noninterest-bearing deposits         17.47     17.36
  Average interest-bearing deposits            82.53     82.64
Total interest expense to total interest
  income                                       41.99     47.06
Efficiency ratio (3)                           65.56     68.19
_________________________
(1)  Dividends on Common Stock only.
(2)  Before allowance for possible loan losses.
(3) Calculated as a noninterest expense less distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures, amortization of intangibles and expenses related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

LIQUIDITY

The Bank

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $20,271,000 during the first quarter of 1999 and $14,019,000 during the first quarter of 1998. These amounts comprised 5.6% and 5.3% of average total assets during the first three months of 1999 and 1998, respectively. The average level of securities and federal funds sold was $134,960,000 during the first quarter of 1999 and $96,909,000 during the first quarter of 1998. The increases in average balances from the first quarter of 1998 to the first quarter of 1999 was primarily due to the acquisition of Azle State in September 1998.

     There were no sales of securities during the quarters ended March 31, 1999 and 1998. At March 31, 1999, $16,150,000, or 17.1%,
of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $69,040,000, or 73.1%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months.
At March 31, 1999, approximately $73,306,000, or 39.8%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $64,524,000, or 51.6%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the first quarter of 1999, the Company's average deposits were $325,417,000 or 89.1% of average total assets, compared to $242,713,000, or 91.6% of average total assets, during the first quarter of 1998. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the first quarter of 1999 were $475,000; in turn, Independent Financial and Independent Capital Trust paid dividends to the Company totaling $484,000 during the same time period of 1999. There were no dividends paid by the Bank to Independent Financial during the first quarter of 1998; in turn, Independent Financial paid no dividends to the Company during the same time period. At March 31, 1999, there were approximately $3,919,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 46.3% and 2.7% respectively, of the Company's cash flow from the Bank during the first quarter of 1999. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected.
Current tax liabilities totaling $433,000 were paid by the Bank to the Company during the first three months of 1999, compared to a total of $312,000 during the first three months of 1998.

     From January 1, 1989, through December 31, 1995, the Company collected federal income taxes from the Bank based on an effective tax rate of approximately 34% and paid taxes to the federal government at the rate of approximately 2% as a result of the utilization of the Company's net operating loss carryforwards for both regular tax and alternative minimum tax purposes. At December 31, 1995, the Company's net operating loss carryforwards for alternative tax purposes had been fully utilized. As a result, the Company began paying federal income taxes at the effective tax rate of approximately 20% during the first quarter of 1996. The net operating loss carryforwards available for regular federal income
tax purposes were fully utilized by December 31, 1997.   The
Company still has net tax credit carryforwards available for alternative minimum tax purposes which should not be fully utilized before December 31, 1999.

     The Bank pays management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $25,000 and $40,000 in management fees to the Company in the first quarter of 1999 and 1998, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

CAPITAL RESOURCES

     At March 31, 1999, stockholders' equity totaled $24,336,000, or 6.7% of total assets, compared to $24,505,000, or 6.6% of total assets, at December 31, 1998.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity and qualifying Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") and guaranteed preferred beneficial interest in the Company's subordinated debentures, reduced by intangible assets. For the Company, Tier 2 capital is comprised of the remainder of the guaranteed preferred beneficial interests in the Company's subordinated debentures not qualifying for Tier 1 capital and all of the allowance for possible loan losses.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at March 31, 1999.

  The Company                                   March 31, 1999
                                                --------------
                                            (Dollars in thousands)
  Tier 1 capital:
   Common stockholders' equity, excluding
     unrealized gain on available-for-sale
     securities                                    $ 24,134
   Qualifying Series C Preferred Stock and
     guaranteed preferred beneficial interests in
     the Company's subordinated debentures(1)         8,043
   Intangible assets                                (10,665)
                                                   --------
     Total Tier 1 capital                            21,512
                                                   --------
  Tier 2 capital:
   Guaranteed preferred beneficial interests in
     the Company's subordinated debentures(1)         5,148
   Allowance for possible loan losses (2)             1,849
                                                   --------
     Total Tier 2 capital                             6,997
                                                   --------
      Total capital                                $ 28,509
                                                   ========
  Risk-weighted assets                             $202,106
                                                   ========
  Adjusted quarterly average assets                $362,506
                                                   ========

                                                 Regulatory  Well-capitalized    Actual Ratios at
The Company                                        Minimum       Minimum           March 31, 1999
-----------                                      ----------  ----------------    ----------------
Tier 1 capital to risk-weighted assets ratio        4.00%              6.00%         10.64%
Total capital to risk-weighted assets ratio         8.00              10.00          14.11
Leverage ratio                                      4.00               5.00           5.93

The Bank

Tier 1 capital to risk-weighted assets ratio       4.00%              6.00%           12.19%
Total capital to risk-weighted assets ratio        8.00              10.00            13.07
Leverage ratio                                     4.00               5.00             7.30
___________________________
(1)  Limited to 25% of total Tier 1 capital, with any remainder qualifying as
     Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.




     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at March 31, 1999.

     The Company's ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Federal Reserve Board.

     The payment of dividends on the Common Stock and the Series C Preferred Stock is determined by the Company's Board of Directors in light of circumstances and conditions then existing, including the earnings of the Company and the Bank, funding requirements and financial condition and applicable laws and regulations. The Company's ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines. Holders of the Series C Preferred Stock are entitled to receive, if, as and when declared by the Company's Board Of Directors, out of funds legally available therefor, quarterly cumulative cash dividends at the annual rate of 10%. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends on common stock unless such bank holding company can pay such dividends from current earnings. The Federal Reserve Board has asserted that this policy is also applicable to payment of dividends on preferred stock. Such an interpretation may limit the ability of the Company to pay dividends on the Series C Preferred Stock.

     The Company began paying quarterly cash dividends of $0.03 per share on the Common Stock during the second quarter of 1994. The Company also paid a 4-for-3 stock split, effected in the form of a 33 1/3% stock dividend, on May 31, 1995. The Company's Board of Directors increased the Company's quarterly Common Stock cash dividend to $0.05 per share during the second quarter of 1996. In addition, the Company paid a 5-for-4 stock split, effected in the form of a 25% stock dividend, on May 30, 1997.

     At its meeting on April 21, 1999, the Board of Directors of the Company approved the payment of the regular quarterly cash dividend of $0.05 per share on May 31, 1999, to shareholders of record of the Common Stock on May 17, 1999.

YEAR 2000 READINESS DISCLOSURE

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

     The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company leased virtually all of its computer hardware under leases that expired during 1998. The Company replaced this hardware, as well as the software used for its main operating system and major banking applications, during this same time period. The modification process of all significant mission-critical applications by outside hardware and software suppliers is complete. The testing process of all significant mission-critical applications has been completed and all such hardware and software tested was found to be Year 2000 compliant. Management currently anticipates that testing of all nonmission-critical applications will take place by mid-1999.

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

     As a result of the timing of the replacement and upgrade of the Company's hardware and software, the total cost to the Company of Year 2000 Compliance activities has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. Year 2000 compliance costs and the date on which the Company plans to complete the remaining nonmission-critical Year 2000 testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance, however, that these estimates will be achieved and actual results could differ from those plans.

     The Company has developed a contingency plan and a business resumption plan to address issues that may not be corrected in a timely manner by implementation of the Company's own Year 2000 Compliance plan and to address the possibilities that third party vendor or supplier systems may not be Year 2000 compliant. The Company has prepared alternate strategies where necessary if significant exposures are identified.

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

     None

Item 3.   Defaults upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Shareholders held on
Tuesday, April 27, 1999 (the "Annual Meeting"), the following members were elected to the Board of Directors:

                                         Votes For    Votes Withheld
                                         ---------    --------------
         Mrs. William R. (Amber) Cree    1,765,002       40,702
         Tommy McAlister                 1,765,018       40,686
         Bryan W. Stephenson             1,765,068       40,636
         James D. Webster, M.D.          1,765,018       40,686

     Continuing directors not standing for re-election until the 2000 and 2001 Annual Meetings of Shareholders are Lee Caldwell
(2000), Randal N. Crosswhite (2000), Louis S. Gee (2000), Marshal M. Kellar (2000), John L. Beckham (2001), Nancy E. Jones
(2001), Scott L. Taliaferro (2001) and C.G. Whitten (2001).

     At the Annual Meeting, the Company's shareholders also voted on a proposal to approve the 1999 Stock Option Plan, which plan provides for the grant of incentive and nonqualified stock options to the employees of the Company and its subsidiaries. A maximum of 60,000 shares are subject to the granting of options under the Plan.

The proposal to approve the 1999 Stock Option Plan passed. The tabulation of the voting was as follows:

               Votes For      Votes Against   Abstentions
               ---------      -------------   -----------
               1,590,259       193,130         22,315

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







Date:  May 17, 1998           Independent Bankshares, Inc.
                              (Registrant)



                             By:  /s/Randal N. Crosswhite
                                --------------------------------
                                Randal N. Crosswhite
                                Senior Vice President and Chief
                                Financial Officer

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  May 17, 1999                Independent Bankshares, Inc.
                                   (Registrant)



                                  By:  __________________________________
                                       Randal N. Crosswhite
                                       Senior Vice President and Chief
                                       Financial Officer