Form 10-K/A
period 1998-12-31
INDEPENDENT BANKSHARES INC
filed 1999-06-21
CIK 318870

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

         Securities Registered Pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
       Title of each class                          on which registered
___________________________________________      ________________________
Common Stock, $0.25 Par Value                     American Stock Exchange
8.5% Cumuative Trust Preferred Securites          American Stock Exchange
  Guaranteed by Independent Bankshares, Inc.

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

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

(1) Annual Report to Shareholders for the fiscal year ended December 31, 1998, furnished to the Commission pursuant to Rule 14a-3(b) - Part II and Part IV.
(2) Definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders held April 27, 1999 - Part III.
_____________________________________________________________________________

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant ("Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1998 to include the following information, financial statements, and exhibits required by Form 10-K/A with respect to the Independent Bankshares, Inc. Employee Stock Ownership/401(k) Plan ("Plan") for the year ended December 31, 1998. Independent Bankshares, Inc. is the issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:


   INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP /
                         401(k) PLAN
           FINANCIAL STATEMENTS AND AUDITORS' REPORT

                          CONTENTS
                          --------

                 December 31, 1998 and 1997


                                                            Page
                                                            ----
FINANCIAL STATEMENTS:

   Independent Auditors' Report                                1

   Statements of Net Assets Available for Benefits
    with Fund Information                                      2

   Statements of Changes in Net Assets Available for
    Benefits with Fund Information                             4

   Notes to Financial Statements                               6

SUPPLEMENTARY INFORMATION:

   Independent Auditors' Report on Supplementary Information   12

   Schedule of Assets Held for Investment Purposes             13

   Schedule of Reportable Transactions                         14

                       March 23, 1999




To the Employee Stock Ownership / 401(k) Plan Committee of
 Independent Bankshares, Inc.
Abilene, Texas




                Independent Auditors' Report
                ----------------------------

We have audited the accompanying statements of net assets available for benefits with fund information of the INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP/401(K) PLAN as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits with fund information for the years then ended. These financial statements are the responsibility of the Plan's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits with fund information of the Independent Bankshares, Inc. Employee Stock Ownership / 401(k)
Plan as of December 31, 1998 and 1997, and the changes in net assets available for benefits with fund information for the years then ended in conformity with generally accepted accounting principles.




                               /s/ CONDLEY AND COMPANY, L.L.P.

                               Certified Public Accountants

  INDEPENDENT BANKSHARES, INC., EMPLOYEE STOCK OWNERSHIP 401(K) PLAN
                            Abilene, Texas

 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION


                                                                                  Participant Directed
                                        ---------------------------------------------------------------------------------------
                                                                                   Federated
                                         Federated     Federated      Federated     Managed       Trust for       Independent
                                          Managed    Managed Growth    Managed     Aggressive   U.S. Treasury  Bankshares, Inc.
                                        Income Fund  & Income Fund   Growth Fund  Growth Fund    Obligations     Common Stock
                                        -----------  --------------  -----------  -----------  --------------  ----------------
          ASSETS
          ------

Cash                                    $            $               $            $            $               $
Contributions receivable
Participant loans
Investments,at fair value
  Federated Managed Income Fund              10,031
  Federated Managed Growth &
   Income Fund                                               45,569
  Federated Managed Growth Fund                                           20,820
  Federated  Managed  Aggressive
   Growth Fund                                                                         41,038
  Trust for U.S. Treasury Obligations                                                                  34,966
  Independent Bankshares, Inc.
   Common Stock                                                                                                     166,992
Accrued income
                                        -----------  --------------  -----------  -----------  --------------  ----------------

TOTAL ASSETS                            $    10,031  $       45,569  $    20,820  $    41,038  $       34,966  $        166,992
                                        ===========  ==============  ===========  ===========  ==============  ================
         LIABILITIES
         -----------

Benefit claims payable                  $            $               $            $            $        2,357  $          1,110
Accrued liabilities
Notes payable
                                        -----------  --------------  -----------  -----------  --------------  ----------------


NET ASSETS (DEFICIT) AVAILABLE FOR
   PLAN BENEFITS                        $    10,031  $       45,569  $    20,820  $    41,038  $       32,609  $        165,882
                                        ===========  ==============  ===========  ===========  ==============  ================



The accompanying notes are an integral part of the financial statement


                                   Non-Participant Directed                             December 31,
---------------------------------------------------------------------              ------------------------
                                  Independent Bankshares, Inc., Common Stock
   Participant                   ------------------------------------------
      Loans             Other        Allocated             Unallocated             1998         1997
------------------  -----------  --------------           ----------------     -----------  -----------

   $                  $  8,854     $     4,232             $                   $   13,086    $   41,508
                          (305)                                                      (305)        4,614
        63,390                                                                     63,390        56,252
                                                                                   10,031         9,011
                                                                                   45,569        36,533
                                                                                   20,820        21,564
                                                                                   41,038        25,447
                                                                                   34,966        23,863
                                     1,445,646                    193,541       1,806,179     3,035,793
                           300                                                        300           285
------------------  ----------   -------------            ---------------      ----------   -----------

   $    63,390        $  8,849     $ 1,449,878               $    193,541      $2,035,074   $ 3,254,870
==================  ==========   =============            ===============      ==========   ===========

   $                  $            $                         $                 $    3,467  $          0
                         5,341                                                      5,341         5,366
                                                                  234,166         234,166       193,832
------------------  ----------   -------------            ---------------      ----------  ------------
   $    63,390        $  3,508     $ 1,449,878               $    (40,625)     $1,792,100   $ 3,055,672
==================  ==========   =============            ===============      ==========  ============


The accompanying notes are an integral part of the financial statement

        INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP/401(K) PLAN
                                 Abilene, Texas

          STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                             WITH FUND INFORMATION


                                                                    Participant Directed
                                   ----------------------------------------------------------------------------------------------
                                    Federated      Federated      Federated       Federated         Trust for       Independent
                                     Managed     Managed Growth    Managed    Managed Aggressive  U.S. Treasury  Bankshares, Inc.
                                   Income Fund   & Income Fund   Growth Fund      Growth Fund      Obligations     Common Stock
                                   ------------  --------------  -----------  ------------------  -------------  ----------------
ADDITIONS TO NET ASSETS
 ATTRIBUTED TO:

Net unrealized appreciation
 (depreciation) in fair
  value of investments             $       117   $       1,770   $       872  $            2,349   $              $       (93,164)
Dividend income                                                                                                             5,473
Interest income                          1,065           5,232         3,388               4,164          3,725
Gain on sale of investments                 44             568           626                 263                           (5,190)
                                   -----------   -------------   -----------  ------------------  -------------  ----------------

  Total Investment Income                1,226           7,570         4,886               6,776          3,725           (92,881)

Plan transfers                          (2,357)         (3,869)       (7,016)               (175)        (9,295)           13,927


Employer contributions

Employee contributions                   2,543          10,111         6,020              12,627         19,454            32,621

Allocation of 4306.021 shares
  of ISBI Common Stock,
  at market
                                   -----------   -------------   -----------  ------------------  -------------  ----------------
  Total Additions                        1,412          13,812         3,890              19,228         13,884           (46,333)
                                   -----------   -------------   -----------  ------------------  -------------  ----------------



DEDUCTIONS FROM NET ASSETS
  ATTRIBUTED TO:

Distributions to participants              392           4,776         4,634               3,636          5,218             3,475

Allocation of 4306.021 shares
 of ISBI Common Stock, at market

Interest expense

Administrative expenses                                                                                     (80)
                                   -----------   ------------    -----------  ------------------  -------------  ----------------
  Total Deductions                         392          4,776          4,634               3,636          5,138             3,475

INCREASE (DECREASE) IN NET ASSETS
AVAILABLE FOR      BENEFITS              1,020          9,036           (744)             15,592          8,746           (49,808)

Net Assets Available For Benefits:

Beginning of Year                        9,011         36,533         21,564              25,446         23,863           215,690
                                   -----------   ------------    -----------  ------------------  -------------  ----------------

End of Year                        $    10,031   $     45,569    $    20,820  $           41,038  $      32,609  $        165,882
                                   ===========   ============    ===========  ==================  =============  ================


The accompanying notes are an integral part of the financial statements.


                                     Non-Participant Directed                 December 31,
--------------------------------------------------------------------   -------------------------
                           Independent Bankshares, Inc. Common Stock
 Participant               -----------------------------------------
    Loans        Other         Allocated               Unallocated         1998          1997
 -----------   ---------   -----------------         ---------------   -----------   -----------

 $             $           $      (1,018,817)        $      (147,288)  $(1,254,162)  $ 1,093,948
                                      25,695                   4,376        35,544        29,601
                       15                                                   17,589         9,038
                                      (1,919)                 (2,644)       (8,251)        1,236
 -----------   ----------  -----------------         ---------------   -----------   -----------

           0           15           (995,041)               (145,556)   (1,209,280)    1,133,823
       7,138        1,647            (54,183)                 54,183             0             0

                   (1,511)           106,681                               105,170        99,690

                   (2,953)                                                  80,423        71,372


                                      54,187                                54,187
 -----------   ----------  -----------------         ----------------  -----------   -----------
       7,138       (2,802)          (888,356)                 (91,373)    (969,500)    1,304,885
 -----------   ----------  -----------------         ----------------  -----------   -----------





                                     166,395                               188,526       170,952


                                                               54,187       54,187

                                                               22,822       22,822        18,370

                      (26)            28,643                                28,537        27,223
  ----------   ----------  -----------------         ----------------  -----------   -----------

           0          (26)           195,038                   77,009      294,072       216,545


       7,138       (2,776)        (1,083,394)                (168,382)  (1,263,572)    1,088,340



      56,252        6,284          2,533,272                  127,757    3,055,672     1,967,332
  ----------    ----------    --------------         ----------------   ----------   -----------

  $   63,390    $    3,508    $    1,449,878         $        (40,625)  $ 1,792,100  $ 3,055,672
  ==========    ==========    ==============         ================   ===========  ===========


       INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNERSHIP/401(K) PLAN

                       NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998 and 1997

NOTE 1:   DESCRIPTION OF PLAN

            Independent Bankshares, Inc. (the "Company") established the Independent Bankshares, Inc. Employee Stock Ownership Plan (the "Plan") effective January 1, 1987. The Plan is an employee stock ownership plan, and is designed to comply with Section 4975 (e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended (the "Code"), and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Plan is administered by Independent Bankshares, Inc. Employers participating in the Plan during the year are Independent Bankshares, Inc.
          and its wholly owned subsidiary First State Bank, N.A., Abilene, Texas. First State Bank, N.A., Abilene is the
          Plan's trustee. The Company's wholly owned subsidiary, Azle State Bank, Azle, Texas, did not participate in the Plan during 1998.

            The Plan was amended in 1993 to add a 401(k) provision. This allows plan participants to make salary deferrals which are credited to each participant's account. The Plan name was changed to the Independent Bankshares, Inc. Employee Stock Ownership / 401(k) Plan.

            During 1997, the Plan purchased additional shares of Company Common Stock using the proceeds of a bank borrowing guaranteed by the Company, and holds the stock in a trust established under the Plan. The borrowing is to be repaid by fully deductible Company contributions to the trust fund. As the Plan makes each payment of principal, an appropriate percentage of stock will be allocated to eligible employees' accounts in accordance with applicable regulations under the Code. Shares vest fully upon allocation. The borrowing is collateralized by the unallocated shares of stock and is guaranteed by the Company. The lender has no rights against shares once they are allocated under the Plan. Accordingly, the financial statements of the Plan for the year 1998 presents separately the assets and liabilities and changes therein pertaining to:

            (a)  the accounts of employees with vested rights in allocated stock
                  (Allocated) and
            (b)  stock not yet allocated to employees (Unallocated).

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


              Years of Service               Nonforfeitable
             With the Employer             Accrued Benefit
          -----------------------      -----------------------

                Less than 2                      None
                     2                            10%
                     3                            20%
                     4                            40%
                     5                            60%
                     6                            80%
                     7                           100%

            Forfeitures
            -----------

            The Plan provides two methods of vesting forfeitures. The primary method of vesting forfeitures is the "forfeiture break in service" rule. The secondary method of forfeiture is the "cash out" rule. Termination of employment alone will not result in a forfeiture under the Plan unless an employee does not return to employment with the Company before incurring a "forfeiture break in service" (a period of 5 consecutive plan years). The cash out rule becomes operative if an employee terminates employment and receives a total distribution of the vested portion of his or her account balance.

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

            Tax Status
            ----------

            The Internal Revenue Service has determined and informed the Company by a letter dated June 28, 1995, that the Plan is qualified and tax-exempt under the appropriate sections of the Code.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Investment Valuation and Income Recognition
            -------------------------------------------

            The shares of Common Stock of the Company are valued at fair value on December 31 of each year. Fair values at December 31, 1998 and 1997, were determined by using the closing sales prices for the last market transaction on or prior to those dates according to the American Stock Exchange.

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

NOTE 4:   INVESTMENTS

            The Plan's investments, at December 31, are presented in the following table:

                                                        1998
                                        -----------------------------------
                                          Number of
                                         Shares Held    Cost     Fair Value
                                        ------------  --------   ----------
          Participant Directed:
          Federated Managed Income
            Fund                            919.4625  $  9,677   $   10,031
          Federated Managed Growth
            & Income Fund                 3,848.7479    42,446       45,569
          Federated Managed Growth
            Fund                          1,616.425     19,190       20,820

          Federated Managed Aggressive
            Growth Fund                   2,941.820     37,067       41,038

          Trust for U.S. Treasury
            Obligations                  34,966.4       34,966       34,966

          Independent Bankshares, Inc.
            Common Stock                 14,521        163,720      166,992

          Non Participant Directed:
           Independent Bankshares, Inc.
           Common Stock:
          Allocated                     125,708        380,960    1,445,646
          Unallocated                    16,830         51,002      193,541
                                                      --------   ----------
             Total                                    $739,028   $1,958,603
                                                      ========   ==========

                                                        1997
                                        -----------------------------------
                                          Number of
                                         Shares Held    Cost     Fair Value
                                        ------------  --------   ----------
          Participant Directed:
          Federated Managed Income
           Fund                             839.7655  $  8,688   $    9,011
          Federated Managed Growth &
           Income Fund                    3,210.2689    34,890       36,533
          Federated Managed Growth
           Fund                           1,768.955     20,162       21,564
          Federated Managed Aggressive
           Growth Fund                    1,974.148     23,563       25,447
          Trust for U.S. Treasury
           Obligations                   23,863.22      23,863       23,863
          Independent Bankshares, Inc.
           Common Stock                  10,923        110,899      215,047

          Non-Participant Directed:
          Independent Bankshares, Inc.
            Common Stock:
          Allocated                     126,966        394,306    2,499,636
          Unallocated                    16,310         50,654      321,110
                                                      --------   ----------
               Total                                  $667,025   $3,152,211
                                                      ========   ==========


NOTE 5:   NOTES RECEIVABLE

          Notes receivable from participants as of December 31, consist of the following:

                                                                                 1998           1997

                                                                             ----------    ----------
          Albert Jordan, originated December 16, 1998, at $20,000 with
            monthly payments of $405, including interest at 7.75%            $   20,000    $        0

          Luther Snell, originated November 15, 1997 at $13,000 with
            monthly payments of $270, including interest at 8.5%                 10,585        12,821

          Luther Snell, originated January 10, 1997, at $15,000 with
            monthly payments of $306, including interest at 8.25%                 9,883        12,668

                                                                                 1998          1997
                                                                              ----------   ----------

          Luther Snell, originated December 3, 1998, at $8,000 with
              monthly payments of $165, including interest at 7.75%           $   8,000    $        0

          Randal Crosswhite, originated January 17, 1997, at $10,439
               with monthly payments of $212, including interest at 8.25%         6,734         8,633

          Carolyn Marshall, originated November 5, 1996, at $3,850 with
               monthly payments of $100, including interest at 8.75%              1,885         2,872

          Karen Timmons, originated November 12, 1998, at $1,700 with
               monthly payments of $63, including interest at 8%                  1,650             0

          Joel Velasquez, originated August 18, 1997, at $2,322 with
               monthly payments of $65, including interest at 8.25%               1,503         2,126

          Mary Ann Martin, originating April 17, 1998, at $1,500 with
               monthly payments of $48, including interest at 8.5%                1,197             0

          Sandra Fowler, originated January 7, 1998, at $1,500 with
               monthly payments of $70, including interest at 8.5%                  826             0

          Karen Timmons, originated November 15, 1997, at $1,387 with
               monthly payments of $65, including interest at 8.5%                  698         1,332

          Albert Jordan, originated December 16, 1997, at $15,800 with
               monthly payments of $500, including interest at 8.5%                 429        15,800

                                                                               --------      --------
             Total                                                             $ 63,390      $ 56,252
                                                                               ========      ========


NOTE 6:   NOTES PAYABLE

            During January 1997, the Plan established a note payable to the Company in the original amount of $213,750, the proceeds of which were used to purchase Common
          Stock of the Company in a public stock offering.
          Monthly payments are $3,480 including interest at the Company's floating prime interest rate plus 1%
          (8.75% at December 31, 1998). The loan is scheduled to mature in January, 2004. The balance at December 31, 1998, was $169,162.

            The Plan also has a $65,000 revolving line of credit with the Company, of which the entire amount was used at December 31, 1998. The balance is payable on June 30, 1999, with interest at the Company's floating prime interest rate plus 1%.

            The following is a five-year maturity schedule of the note payable:

                          1999              $     26,837
                          2000                    29,499
                          2001                    32,428
                          2002                    35,647
                          2003                    39,185
                          Subsequent               5,566
                                            ------------
                          Total             $    169,162
                                            ============

NOTE 7:   RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

          The following is a reconciliation of net assets available for benefits according to the financial statements to Form 5500 at December 31, 1998:


          Net assets available for benefits
            per the financial statements      $  1,792,100
          Net accrued income and expenses
            per the financial statements      $      5,041
                                              ------------
          Net assets available for benefits
            per Form 5500                     $  1,797,141
                                              ============


          The following is a reconciliation of the decrease in net assets available for plan benefits per the financial statements to Form 5500 for the year
          December 31, 1998:


          Decrease in net assets available
            for benefits per the financial
            statements                        $ (1,263,572)
          Net accrued income and expenses
            for 1998                                 5,041
          Net accrued income and expenses
            for 1997                                  (616)
                                              ------------
          Decrease in net assets available
            for benefits per Form 5500        $ (1,259,147)
                                              ============

                  SUPPLEMENTARY INFORMATION

                       March 23, 1999



To the Employee Stock Ownership / 401(k) Plan Committee of
 Independent Bankshares, Inc.
Abilene, Texas


          Independent Auditors' Report on Supplementary Information
         ----------------------------------------------------------

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



                              /s/ CONDLEY AND COMPANY, L.L.P.
                              Certified Public Accountants

INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNDERSHIP / 401(K) PLAN
                       EIN 75-1717279
                        Plan No. 003
                        ------------
              Plan Year Ended December 31, 1998

 Item 30a - Schedule of Assets Held for Investment Purposes

           a                       b                 c         d
           -                       -                 -         -
                             Description of
                               Investment
                           Including Maturity
                               Date, Rate
  Identity of Issuer,        of Investment,
 Borrower, Lessor, or      Collateral, Par or               Current
     Similar Party           Maturity Value        Cost      Value
 ---------------------   ----------------------  --------   --------
Federated Managed
 Income Fund                919.4625 fund units  $  9,677   $  10,031
Federated Managed
 Growth & Income Fund     3,848.7479 fund units    42,446      45,569
Federated Managed
 Growth Fund              1,616.425  fund units    19,190      20,820
Federated Managed
 Aggressive Growth Fund   2,941.820  fund units    37,067      41,038
Trust for U.S. Treasury
 Obligation              34,966.4    fund units    34,966      34,966
Independent Bankshares,
 Inc.                   157,059 shares of $0.25
                        par value Common Stock    595,681   1,806,179

INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK OWNDERSHIP / 401(K) PLAN
                       EIN 75-1717279
                        Plan No. 003
                        ------------
              Plan Year Ended December 31, 1998

       Item 30d - Schedule of Reportable Transactions


   a              b               c          d        e           f            g           h            i
   -              -               -          -        -           -            -           -            -
            Description of                                                               Current
            Asset (Include                                     Expense                  Value of
Identity    Interest Rate                                      Incurred                 Asset on
of Party    and Maturity in    Purchase    Selling   Lease       With       Cost of    Transaction    Net Gain
Involved    case of a Loan)     Price       Price    Price    Transaction    Asset        Date        or (Loss)
--------    ---------------   ---------    -------   ------   -----------   -------    -----------   ---------
There were no reportable transactions in the current year.

                                -14-

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

          3.2     Restated Bylaws of Independent Bankshares, Inc. (Exhibit
                  3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

          3.3 Amendment to Restated Bylaws of Independent Bankshares, Inc. dated March 17, 1999 (previously filed)

          4.1     Specimen Stock Certificate for Common Stock of the
                  Company (Exhibit 4.1 to the Company's Registration Statement on Form S-1, SEC File No. 333-16419).

          4.2 1999 Stock Option Plan of Indendent Bankshares, Inc. (previously filed)

         10.1     Form of Incentive Stock Option Agreement (previously filed)

         10.2     Form of Nonqualified Stock Option Agreement (previously filed)

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

         13.1 Annual Report to Shareholders for the year ended December 31, 1998 (previously filed).

         21.1 Subsidiaries of Independent Bankshares, Inc. (previously filed).

         23.1    Consent of PricewaterhouseCoopers LLP (previously filed).

         23.2    Consent of Condley and Company, L.L.P. (filed herewith)

         27.1    Financial Data Schedule (previously filed).

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

Date:   June 21, 1999
                                   INDEPENDENT BANKSHARES, INC.


                                    By:       /s/ BRYAN STEPHENSON
                                       ---------------------------------------
                                               Bryan W. Stephenson,
                                        President and Chief Executive Officer


                                   By:       /s/ RANDAL N. CROSSWHITE
                                      ----------------------------------------
                                               Randal N. Crosswhite
                                      Senior Vice President, Chief Financial
                                            Officer, Corporate Secretary

                                   INDEPENDENT BANKSHARES, INC. EMPLOYEE STOCK
                                   OWNERSHIP/401(K) PLAN

                                   By:  First State Bank, N.A., Abilene, Trustee

                                        By:  /s/ CAROLYN K. MARSHALL
                                           ---------------------------------
                                        Name:  Carolyn K. Marshall
                                             -------------------------------
                                        Title: VP/TO
                                             -------------------------------

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

          3.2           Restated Bylaws of Independent Bankshares, Inc. (Exhibit
                        3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

          3.3 Amendment to Restated Bylaws of Independent Bankshares, Inc., dated March 17, 1999 (previously filed)

          4.1 Specimen Stock Certificate for Common Stock of the Company (Exhibit 4.1 to the Company's Registration Statement on Form S-1, SEC File No. 333-16419).

          4.2           1999 Stock Option Plan of Independent Bankshares, Inc.
                        (previously filed)

         10.1 Form of Incentive Stock Option Agreement (previously filed)

         10.2 Form of Nonqualified Stock Option Agreement (previously filed)

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


         13.1 Annual Report to Shareholders for the year ended December 31, 1998 (previously filed).

         21.1           Subsidiaries of Independent Bankshares, Inc.
                        (previously filed)

         23.1           Consent of PricewaterhouseCoopers LLP
                        (previously filed)

         23.2           Consent of Condley and Company, L.L.P. (filed herewith)

         27.1           Financial Data Schedule (previously filed).