Form 10-Q
period 1999-06-30
INDEPENDENT BANKSHARES INC
filed 1999-08-16
CIK 318870

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


      [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 1999

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

                        YES [X]     NO [ ]



       Indicate the number of shares outstanding of each of the issuer's classes of common stock at June 30, 1999.

          Class:  Common Stock, par value $0.25 per share
          Outstanding at June 30, 1999:  2,173,117 shares

                              PART I

                       FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                  CONSOLIDATED BALANCE SHEETS
              JUNE 30, 1999 AND DECEMBER 31, 1998
                          (Unaudited)


                                          June 30,      December 31,
ASSETS                                       1999           1998
------                                  --------------   -----------
Cash and Cash Equivalents:
 Cash and Due from Banks                $  17,320,000    $22,562,000
 Federal Funds Sold                        22,975,000     42,175,000
                                          -----------    -----------
   Total Cash and Cash Equivalents         40,295,000     64,737,000
                                          -----------    -----------
Securities:
 Available-for-sale                        49,928,000     30,370,000
 Held-to-maturity                          61,619,000     64,838,000
                                          -----------    -----------
   Total Securities                       111,547,000     95,208,000
                                          -----------    -----------
Loans:
 Total Loans                              183,602,000    186,326,000
 Less:
  Unearned Income on Installment Loans        967,000      1,766,000
  Allowance for Possible Loan Losses        1,837,000      1,842,000
                                          -----------    -----------
   Net Loans                              180,798,000    182,718,000
                                          -----------    -----------
Intangible Assets                          10,498,000     10,831,000
Premises and Equipment                     10,053,000     10,294,000
Accrued Interest Receivable                 3,282,000      3,254,000
Other Real Estate and Other
  Repossessed Assets                          307,000        630,000
Other Assets                                2,215,000      2,506,000
                                        -------------   ------------
      Total Assets                      $ 358,995,000   $370,178,000
                                        =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits:
 Noninterest-bearing Demand Deposits    $  60,641,000   $ 60,086,000
 Interest-bearing Demand Deposits         103,299,000    110,485,000
 Interest-bearing Time Deposits           155,994,000    160,233,000
                                        -------------   ------------
   Total Deposits                         319,934,000    330,804,000
Accrued Interest Payable                      924,000      1,163,000
Other Liabilities                             571,000        706,000
                                        -------------   ------------
     Total Liabilities                    321,429,000    332,673,000
                                        -------------   ------------
Guaranteed Preferred Beneficial
  Interests in the Company's
  Subordinated Debentures                  13,000,000     13,000,000
                                        -------------   ------------
Stockholders' Equity:
Series C Preferred Stock                       45,000         51,000
Common Stock                                  558,000        554,000
Additional Paid-in Capital                 15,936,000     15,933,000
Retained Earnings                           9,002,000      7,975,000
Unrealized Gain (Loss) on Available-
  for-sale Securities                        (179,000)       161,000
Treasury Stock                               (640,000)             0
Unearned ESOP Stock                          (156,000)      (169,000)
                                        -------------   ------------
     Total Stockholders' Equity            24,566,000     24,505,000
                                        -------------   ------------
      Total Liabilities and
       Stockholders' Equity             $ 358,995,000   $370,178,000
                                        =============   ============


See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                           (Unaudited)


                                                                         Six-month Period
                                           Quarter Ended June 30,          Ended June 30,
                                        -------------------------   -------------------------
                                            1999         1998            1999         1998
                                        ----------  ------------    -----------  ------------
Interest Income:
 Interest and Fees on Loans             $ 4,198,000 $  3,189,000    $ 8,437,000   $ 6,333,000
 Interest on Securities                   1,500,000      955,000      2,906,000     1,973,000
 Interest on Federal Funds Sold             288,000      505,000        699,000       918,000
                                        ----------- ------------    -----------   -----------
  Total Interest Income                   5,986,000    4,649,000     12,042,000     9,224,000
                                        ----------- ------------    -----------   -----------
Interest Expense:
 Interest on Deposits                     2,434,000    2,134,000      4,977,000     4,287,000
                                        ----------- ------------    -----------   -----------
  Total Interest Expense                  2,434,000    2,134,000      4,977,000     4,287,000
                                        ----------- ------------    -----------   -----------
  Net Interest Income                     3,552,000    2,515,000      7,065,000     4,937,000
   Provision for Loan Losses                 65,000      125,000        170,000       300,000
                                        ----------- ------------    -----------   -----------

  Net Interest Income After
    Provision for Loan Losses             3,487,000    2,390,000      6,895,000     4,637,000
                                        ----------- ------------    -----------   -----------
Noninterest Income:
  Service Charges                           722,000      514,000      1,439,000       974,000
  Trust Fees                                 51,000       57,000        109,000       104,000
  Other Income                               60,000      107,000        128,000       259,000
                                        ----------- ------------     ----------   -----------

  Total Noninterest Income                  833,000      678,000      1,676,000     1,337,000
                                        ----------- ------------    -----------   -----------
Noninterest Expenses:
  Salaries and Employee Benefits          1,496,000    1,066,000      3,029,000     2,145,000
  Net Occupancy Expense                     363,000      239,000        706,000       468,000
  Distributions on Guaranteed
   Preferred Beneficial Interests
   in the Company'sSubordinated
   Debentures                               276,000            0        552,000             0
  Equipment Expense                         254,000      188,000        519,000       402,000
  Amortization of Intangible Assets         181,000       57,000        334,000       113,000
  Stationery, Printing and Supplies
  Expense                                   139,000      108,000        262,000       206,000
  Professional Fees                         114,000      203,000        208,000       266,000
  Net Costs Applicable to Other Real
    Estate and Other Repossessed Assets      28,000       21,000         56,000        47,000
  Other Expenses                            505,000      372,000      1,016,000       790,000
                                        -----------  -----------    -----------    ----------
    Total Noninterest Expenses            3,356,000    2,254,000      6,682,000     4,437,000
                                        -----------  -----------    -----------    ----------
Income Before Federal
  Income Taxes                              964,000      814,000      1,889,000     1,537,000
  Federal Income Taxes                      336,000      295,000        632,000       564,000
                                        -----------  -----------    -----------   -----------
    Net Income                              628,000      519,000      1,257,000       973,000
Other Comprehensive Income, Net of Taxes:
  Unrealized Holding Gains (Losses) on
   Available-for-sale Securities
   Arising During the Period               (189,000)      (9,000)      (340,000)        8,000
                                        -----------  -----------     ----------   -----------
Comprehensive Income                    $   439,000  $   510,000     $  917,000   $   981,000
                                        ===========  ===========     ==========   ===========
Preferred Stock Dividends               $     5,000  $     6,000     $   10,000   $    12,000
                                        ===========  ===========     ==========   ===========
Net Income Available to Common
 Stockholders                           $   623,000  $   513,000     $1,247,000   $   961,000
                                        ===========  ===========     ==========   ===========
Basic Earnings Per Common Share
 Available to Common Stockholders       $      0.29  $      0.26     $     0.57   $      0.49
                                        ===========  ===========     ==========   ===========
Diluted Earnings Per Common Share
 Available to Common Stockholders      $      0.28   $      0.25     $     0.55   $      0.47
                                        ===========  ===========     ==========   ===========




   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                            (Unaudited)

                                                                  1999               1998
                                                              -----------       ------------
Cash Flows from Operating Activities:
 Net Income                                                   $ 1,257,000        $   973,000
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Deferred Federal Income Tax Expense                             268,000            232,000
  Depreciation and Amortization                                   713,000            393,000
  Provision for Loan Losses                                       170,000            300,000
  Gains on Sales of Premises and Equipment                         (1,000)                 0
  Gains on Sales of Other Real Estate and
    Other Repossessed Assets                                            0             (3,000)
  Decrease (Increase) in Accrued Interest Receivable              (28,000)            68,000
  Decrease (Increase) in Other Assets                              23,000           (133,000)
  Decrease in Accrued Interest Payable                           (239,000)           (79,000)
  Increase in Other Liabilities                                   133,000            113,000
                                                               ----------        -----------
Net Cash Provided by Operating Activities                       2,296,000          1,864,000
                                                              -----------        -----------

Cash Flows from Investing Activities:
  Proceeds from Maturities of Available-for-sale Securities     3,487,000          5,189,000
  Proceeds from Maturities of Held-to-maturity Securities      30,070,000         19,866,000
  Purchases of Available-for-sale Securities                  (23,685,000)        (9,019,000)
  Purchases of Held-to-maturity Securities                    (26,968,000)       (12,768,000)
  Net Decrease (Increase) in Loans                              1,416,000           (763,000)
  Additions to Premises and Equipment                            (139,000)          (386,000)
  Proceeds from Sales of Other Real Estate and Other
    Repossessed Assets                                            822,000          1,010,000
                                                              -----------        -----------
   Net Cash Provided by (Used in) Investing Activities        (14,997,000)         3,129,000
                                                              -----------        -----------

Cash Flows from Financing Activities:
  Decrease in Deposits                                        (10,870,000)        (1,837,000)
  Repayment of Notes Payable                                       (1,000)           (53,000)
  Payment of Cash Dividends                                      (230,000)          (210,000)
  Purchase of Treasury Stock                                     (640,000)                 0
                                                              -----------        -----------
   Net Cash Used in Financing Activities                      (11,741,000)        (2,100,000)
                                                              -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents          (24,442,000)         2,893,000
Cash and Cash Equivalents at Beginning of Period               64,737,000         39,418,000
                                                              -----------        -----------
Cash and Cash Equivalents at End of Period                    $40,295,000        $42,311,000
                                                              ===========        ===========
Noncash Investing Activities:
  Additions to Other Real Estate and Other Repossessed
   Assets Through Foreclosures                                $   499,000        $   611,000
  Sales of Other Real Estate and Other Repossessed
   Assets Financed with Loans                                           0             83,000




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

(3)  TREASURY STOCK

     During the first six months of 1999, the Company authorized the repurchase of up to 80,000 shares of the Company's Common Stock in the open market. As of June 30, 1999, the Company had repurchased a total of 57,500 shares of its Common Stock at an average price of $11.12 per share. The repurchased shares are currently being held as treasury stock.

(4)  UNEARNED ESOP STOCK

     The Company's Employee Stock Ownership/401(k) Plan (the "Plan") purchased 18,750 shares of Common Stock in an underwritten offering (the "1997 Offering") for $214,000. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $4,000, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1% (9.00% at June 30, 1999). The note is collateralized by the stock purchased in the 1997 Offering.

     As a result of the lending arrangement between the Company and the Plan, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At June 30, 1999, a total of 13,579 shares with an original cost of $156,000 are considered to be unearned.

(5)  EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the basic earnings per share calculations. In computing diluted earnings per common share for the quarters ended June 30, 1999 and 1998, the conversion of the Series C Preferred Stock was assumed, as the effects are dilutive. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended June 30, 1999 and 1998, was 2,161,000 and 1,968,000 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the six-month periods ended June 30, 1999 and 1998, was 2,182,000 and 1,964,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended June 30, 1999 and 1998, was 2,265,000 and 2,088,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the six-month periods ended June 30, 1999 and 1998, was 2,289,000 and 2,087,000 shares, respectively.

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

The Company
-----------

     The Company is a bank holding company that, at June 30, 1999, owned 100% of the common securities of Independent Capital Trust ("Independent Capital") and 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the cities of Abilene (three locations), Azle (two locations), Lubbock, Odessa (four locations), San Angelo, Stamford and Winters.

     As noted in "Note 2:  Acquisition of Subsidiary Bank," the
Company acquired Azle Bancorp and Azle State Bank, Azle, Texas
("Azle State"), on September 22, 1998. Azle State was merged with and into and became a branch of the Bank on March 12, 1999.

Results of Operations
---------------------

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at June 30, 1999, and December 31, 1998, and results of operations for each of the quarters and six-month periods ended June 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income

     Net income for the quarter ended June 30, 1999, amounted to $628,000 ($0.29 basic and $0.28 diluted earnings per common share, respectively) compared to net income of $519,000 ($0.26 basic and $0.25 diluted earnings per common share, respectively) for the quarter ended June 30, 1998. Net income for the six-month period ended June 30, 1999, was $1,257,000 ($0.57 basic and $0.55 diluted earnings per common share, respectively) compared to net income of $973,000 ($0.49 basic and $0.47 diluted earnings per common share, respectively) for the six-month period ended June 30, 1998. Net income and earnings per share increased in 1999 primarily due to the acquisition of Azle State, an increase in the Company's net interest margin and a reduction in the amount of the provision for loan losses recorded for the first half of 1999 compared to the first half of 1998.

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

     Net interest income amounted to $3,552,000 for the second quarter of 1999, an increase of $1,037,000, or 41.2%, from the second quarter of 1998. Net interest income for the second quarter of 1998 was $2,515,000. Net interest income for the first six months of 1999 was $7,065,000, an increase of $2,128,000, or 43.1%, from net interest income of $4,937,000 for the first six months of 1998. The increases in 1999 were primarily due to the acquisition of Azle State effective September 22, 1998. The net interest margin on a fully taxable-equivalent basis, was 4.54% and 4.51% for the second quarter and first six months of 1999, respectively, compared to 4.22% and 4.16% for the second quarter and first six months of 1998, respectively. The primary reasons for the increases in the net interest margin during the first half of 1999 are the acquisition of Azle State, a 55-basis point decrease in the Company's overall cost of interest-bearing deposits and a shift within the Company's loan portfolio to more commercial and real estate loans and away from lower-yielding indirect installment loans.

     At June 30, 1999, approximately $50,229,000, or 27.5%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Average overall rates paid for various types of certificates of deposit decreased from the first half of 1998, to the first half of, 1999. For example, the average rate paid for certificates of deposit less than $100,000 decreased from 5.31% for the first half of 1998 to 4.82% for the first half of 1999, while the average rate paid by the Company for certificates of deposit of $100,000 or more also decreased from 5.39% during the first six months of 1998 to 4.93% during the first six months of 1999. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, decreased from an average of 2.63% during the first half of 1998 to an average of 2.12% during the first half of 1999. These changes caused the Company's overall cost of interest-bearing deposits to decrease from 4.29% for the first six months of 1998 to 3.74% for the first six months of 1999.

     The following table presents the average balance sheets of the Company for the quarters and six-month periods ended June 30, 1999 and 1998, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                                       Quarter Ended June 30,
                                       ----------------------------------------------------------
                                                  1999                        1998
                                       ---------------------------   ----------------------------
                                                  Interest                      Interest
                                      Average     Income/    Yield/   Average   Income/   Yield/
                                      Balance     Expense     Rate    Balance   Expense   Rate
                                     --------     -------   --------  -------   --------  -------

ASSETS(1)                                              (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (2)  $ 182,438    $  4,198      9.20%  $ 139,485  $3,189    9.15%
  Securities (3)                       110,835       1,554      5.61      62,726     959    6.12
  Federal funds sold                    24,337         288      4.73      36,547     505    5.53
                                     ---------    --------    ------    --------  ------    ----
     Total interest-earning assets     317,610       6,040      7.61     238,758   4,653    7.80
                                     ---------    --------    ------    --------  ------    ----
Noninterest-earning assets:
  Cash and due from banks               18,804                            13,309
  Intangible assets                     10,580                             3,074
  Premises and equipment                10,129                             7,474
  Accrued interest receivable
     and other assets                    6,065                             4,391
  Allowance for possible loan
     losses                             (1,801)                           (1,075)
                                     ---------                          --------
     Total noninterest-earning
       assets                           43,777                            27,173
                                     ---------                          --------
          Total assets               $ 361,387                          $265,931
                                     =========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
     market deposits                 $ 106,538      $   556       2.09% $ 76,660      $  491     2.56%
  Time deposits                        157,045        1,878       4.78   122,716       1,643     5.36
                                     ---------      -------     ------   -------       -----     ----
    Total interest-bearing
        liabilities                    263,583        2,434       3.69   199,376       2,134      4.28
                                     ---------      -------     ------   -------       -----      ----
Noninterest-bearing liabilities:
  Demand deposits                       58,157                            43,857
  Accrued interest payable and
    other liabilities                    2,066                             1,487
                                     ---------                          --------
    Total noninterest-bearing
         liabilities                    60,223                            45,344
                                     ---------                          --------
          Total liabilities            323,806                           244,720
  Guaranteed preferred beneficial
    interests in the Company's
     subordinated   debentures          13,000                                 0
Stockholders' equity                    24,581                            21,211
          Total liabilities and      ---------                          --------
            stockholders' equity    $  361,387                         $ 265,931
                                     =========                         =========
Net interest income                               $  3,606                           $ 2,519
                                                  ========                           ======
Interest rate spread (4)                                          3.92%                           3.52%
                                                                ======                            ====
Net interest margin (5)                                           4.54%                           4.22%
                                                                ======                            ====


_________________________

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

                                             Six-month Period Ended June 30,
                              ---------------------------------------------------------------
                                         1999                                1998
                              ------------------------------     -----------------------------
                                         Interest                           Interest
                              Average    Income/     Yield/       Average   Income/    Yield/
                              Balance    Expense     Rate         Balance   Expense    Rate
                              --------   -------    --------      -------   --------   -------

ASSETS(1)                                    (Dollars in thousands)
Interest-earning assets:
 Loans, net of unearned
   income (2)                 $183,393  $  8,437      9.20%       $139,564   $  6,333     9.08%
 Securities (3)                105,660     3,017      5.71          64,655      1,979     6.12
 Federal funds sold             29,406       699      4.75          33,436        918     5.49
                              --------  --------     -----        --------   --------     ----
Total interest-earning
 assets                        318,459    12,153      7.63         237,655      9,230     7.77
                              --------  --------     -----        --------   --------     ----

Noninterest-earning assets:
 Cash and due from banks        19,537                              13,664
 Intangible assets              10,634                               3,102
 Premises and equipment         10,166                               7,482
 Accrued interest
  receivable and other
  assets                         6,275                               4,654
 Allowance for possible
  loan losses                   (1,799)                             (1,089)
                             ---------                            --------
 Total noninterest-
  earning assets                44,813                              27,813
                             ---------                            --------
 Total assets                $ 363,272                            $265,468
                             =========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY(1)
Interest-bearing liabilities:
  Demand, savings and money
   market deposits           $ 107,878  $  1,141     2.12%        $ 77,458    $  1,018    2.63%
   Time deposits               158,197     3,836     4.85          122,520       3,269    5.34
                             ---------  --------     ----         --------    --------    ----
  Total interest-
   bearing liabilities         266,075     4,977     3.74          199,978       4,287    4.29
                             ---------  --------     ----         --------    --------    ----

Noninterest-bearing
 liabilities:
  Demand deposits               57,506                              42,996
  Accrued interest payable
   and other liabilities         2,085                               1,471
                              --------                            --------
  Total noninterest-
   bearing liabilities          59,591                              44,467
                              --------                            --------
  Total liabilities            325,666                             244,445
   Guaranteed preferred
     beneficial interests in
     the Company's subordinated
     debentures                 13,000                                   0
Stockholders' equity            24,606                              21,023
                              --------                            --------
     Total liabilities and
       stockholders' equity   $363,272                           $ 265,468
                              ========                           =========
Net interest income                      $   7,176                           $  4,943
                                         =========                           ========
Interest rate spread (4)                             3.89%                                3.48%
                                                     ====                                 ====
Net interest margin (5)                              4.51%                                4.16%
                                                     ====                                 ====


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

                                          Quarters Ended           Six-month Periods Ended
                                     June 30, 1999 vs. 1998 (1)    June 30, 1999 vs 1998 (1)
                                    --------------------------    ----------------------------
                                    Increase (Decrease) Due to    Increase (Decrease) Due To
                                         Changes In:                  Changes In
                                    --------------------------    ----------------------------
                                      Volume    Rate    Total      Volume     Rate     Total
                                    ---------   -----   --------  ---------  -------  --------
                                                          (In thousands)
Interest-earning assets:
  Loans, net of unearned income (2)   $  986   $  23    $ 1,009    $ 1,994    $  110   $ 2,104
  Securities (3)                         736    (141)       595      1,255      (217)    1,038
Federal funds sold                      (168)    (49)      (217)      (110)     (109)     (219)
                                      ------   -----    -------    -------    ------    ------
     Total interest income             1,554    (167)     1,387      3,139      (216)    2,923
                                      ------   -----    -------    -------    ------    ------
Interest-bearing liabilities:
  Deposits:
     Demand, savings and money
       market deposits                   191    (126)        65        399      (276)      123
  Time deposits                          461    (226)       235        954      (387)      567
                                      ------   -----    -------    -------    ------    ------
     Total interest expense              652    (352)       300      1,353      (663)      690
                                      ------   -----    -------    -------    ------    ------
Increase in net interest income       $  902     185    $ 1,087    $ 1,786    $  447    $2,233
                                      ======   =====    =======    =======    ======    ======

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

Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter and six-month period ended June 30, 1999, were $65,000 and $170,000, respectively, compared to $125,000 and $300,000 for the quarter and six-month period ended June 30, 1998, respectively. These represent decreases of $60,000, or 48.0%, and $130,000, or 43.3%. The decreased provisions for the quarter and six-month period ended June 30, 1999, were due to decreased charge-offs during the first half of 1999, particularly in the area of indirect installment loans. Of the total gross charge-offs of $309,000 during the half of 1999, $240,000, or 77.7%, were indirect installment loans. The Bank is continuing to make some indirect installment loans; however, the Company is attempting to reduce its reliance on such loans by increasing commercial and real estate loans. See "Analysis of Financial Condition-Loan Portfolio" below. In management's opinion, the overall quality of the Company's loan portfolio has continued to improve.

Noninterest Income

     Noninterest income increased $155,000, or 22.9%, from $678,000 during the second quarter of 1998 to $833,000 during the second quarter of 1999. Noninterest income also increased $339,000, or 25.4%, from $1,337,000 for the first six months of 1998 to $1,676,000 for the first six months of 1999.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $514,000 during the second quarter of 1998 to $722,000 during the second quarter of 1999, a 40.5% increase, and increased $465,000, or 47.7%, from $974,000 for the first six months of 1998 to $1,439,000 for the first six months of 1999. The increase was primarily due to the acquisition of Azle State during September 1998, which accounted for $332,000, or 71.4%, of the increase.

     Trust fees from the operation of the trust department of the Bank decreased $6,000, or 10.5%, from $57,000 during the second quarter of 1998 to $51,000 during the same period in 1999, but increased $5,000, or 4.8%, from $104,000 for the first six months of 1998 to $109,000 for the first six months of 1999 as a result of an overall increase in the value of assets under management of the trust department and one-time termination fees assessed during the first quarter of 1999.

     Other income is the sum of several components of noninterest income including check printing income, commissions earned from the sale of mutual funds and annuities, insurance premiums earned on automobiles financed through the Company's indirect installment loan program, bankcard royalty income and other sources of miscellaneous income. Other income decreased $47,000, or 43.9%, from $107,000 during the second quarter of 1998 to $60,000 during the second quarter of 1999, and decreased $131,000, or 50.6%, from $259,000 for the first six months of 1998 to $128,000 for the corresponding period in 1999 primarily due to a significant decrease in insurance premiums received during the first six months of 1999 on automobiles financed through the Company's installment lending program, which loans had declined as a result of a shift by the Company to more commercial and real estate lending.

Noninterest Expenses

     Noninterest expenses increased $1,102,000, or 48.9%, from $2,254,000 during the second quarter of 1998 to $3,356,000 during the second quarter of 1999 and increased $2,245,000, or 50.6%, from $4,437,000 during the first six months of 1998 to $6,682,000 during the first six months of 1999. Noninterest expenses for the six-month period ended June 30, 1999, were higher than the same period for 1998 primarily as a result of the acquisition of Azle State in September 1998, which accounted for $1,644,000, or 73.2%, of the increase. An additional $552,000, or 24.6%, of the increase was due to distributions paid on the Company's 8.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities"), which were issued in an underwritten offering to fund the acquisition of Azle State (the "1998 Offering").

     Salaries and employee benefits rose $430,000, or 40.3%, from $1,066,000 for the second quarter of 1998 to $1,496,000 for the corresponding period of 1999, and increased $884,000, or 41.2%, from $2,145,000 for the six-month period ended June 30, 1998, to $3,029,000 for the corresponding period of 1999. Approximately 92.8% of the increase was a result of the acquisition of Azle State in September 1998.

     Net occupancy expense increased $124,000, or 51.9%, from $239,000 for the second quarter of 1998 to $363,000 for the same period in 1999, and increased $238,000, or 50.9%, from $468,000 for the first six months of 1998 to $706,000 for the first six months of 1999. Approximately $184,000, or 77.3%, of the year-to-date increase was a result of the acquisition of Azle State.

     Distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures totaled $276,000 and $552,000 for the quarter and six-month period ended June 30, 1999, respectively, compared to $0 for the same periods in 1998. The Company's Trust Preferred Securities were issued in September 1998 in conjunction with the 1998 Offering.

     Equipment expense increased from $188,000 for the second quarter of 1998 to $254,000 for the corresponding period in 1999, representing an increase of $66,000, or 35.1%. These expenses also increased $117,000, or 29.1%, from $402,000 for the first six months of 1998 to $519,000 for the first six months of 1999. Approximately $103,000, or 88.0%, of the year-to-date increase was due to the acquisition of Azle State.

     Amortization of intangible assets increased $124,000, or 217.5%, from $57,000 during the second quarter of 1998 to $181,000 during the second quarter of 1999, and increased $221,000, or 195.6%, from $113,000 for the first six months of 1998 to $334,000 for the first six months of 1999. Amortization expense of intangible assets related to the acquisition of Azle State on September 22, 1998, was the cause of the increases.

     Stationery, printing and supplies expense increased $31,000, or 28.7%, from $108,000 for the second quarter of 1998 to $139,000 for the second quarter of 1999, and increased $56,000, or 27.2%, from $206,000 for the first six months of 1998 to $262,000 for the first six months of 1999. Over 91% of the increase during the first half of 1999 was due to the Azle State acquisition.

     Professional fees, which include legal and accounting fees, decreased $89,000, or 43.8%, from $203,000 during the second quarter of 1998 to $114,000 during the second quarter of 1999, and decreased $58,000, or 21.8%, from $266,000 during the first six months of 1998 to $208,000 for the corresponding period of 1999. The Company recorded $125,000 in expense during the second quarter of 1998 as a result of the settlement of potential litigation involving a bank that had been repossessed by a former subsidiary bank of the Company. The decrease in 1999, as a result of this settlement in 1998, was offset somewhat by a $42,000 increase in professional fees due to the acquisition of Azle State.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $28,000 and $56,000 for the second quarter and first six months of 1999, respectively, compared to net costs of $21,000 and $47,000 for the second quarter and first six months of 1998, respectively. Of the $56,000 in net costs incurred in 1999, $43,000 represented expenses associated with other repossessed assets, primarily automobiles.

     Other noninterest expense includes, among many other items, postage, data processing, due from bank account charges, advertising, armored car and courier fees, travel and entertainment, regulatory examinations, directors' fees, dues and subscriptions and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses increased $133,000, or 35.8%, from $372,000 during the second quarter of 1998 to $505,000 during the second quarter of 1999, and increased $226,000, or 28.6%, from $790,000 for the first six months of 1998 to $1,016,000 for the first half of 1999. The increases during 1999 were due entirely to the acquisition of Azle State.

Federal Income Taxes

     The Company accrued $336,000 and $295,000 in federal income taxes in the second quarter of 1999 and 1998, respectively, and accrued $632,000 and $564,000 in federal income taxes for the first six months of 1999 and 1998, respectively. The effective tax rates for the first six months of 1999 and 1998 were 33.5% and 36.7%, respectively. The lower effective rate for 1999 was a result of an increase in nontaxable income on obligations of states and political subdivisions owned by Azle State.

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

Analysis of Financial Condition
-------------------------------

Assets

     Total assets decreased $11,183,000, or 3.0%, from $370,178,000 at December 31, 1998, to $358,995,000 at June 30, 1999, due to a
decrease in interest-bearing demand and time deposits during the first six months of 1999 at most of the Bank's larger branches.

Cash and Cash Equivalents

     The amount of cash and cash equivalents decreased $24,442,000, or 37.8%, from $64,737,000 at December 31, 1998, to $40,295,000 at
June 30, 1999, due to purchases of securities during the first half of 1999 with funds that were invested temporarily in federal funds sold at December 31, 1998, and as a result of a decrease in deposits during the first six months of 1999.

Securities

     Securities increased $16,339,000, or 17.2%, from $95,208,000 at December 31, 1998, to $111,547,000 at June 30, 1999.  The
increase in 1999 is due to purchases of securities during the first half of 1999 with funds that had been invested temporarily in federal funds sold at December 31, 1998, as noted above.

     The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically.
The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $49,928,000 are classified as available-for-sale and are carried at fair value at June 30, 1999. Securities totaling $61,619,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 1999, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $17,970,000, or 16.1% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.


                                             June 30, 1999              December 31, 1998
                                           ---------------------      --------------------
                                             Amount         %           Amount         %
                                           -----------   -------      ----------   -------
                                                       (Dollars in thousands)

Carrying value:
     Obligations of U.S. Government
       agencies and corporations            $ 72,294       64.8%       $   61,669    64.8%
     U.S. Treasury securities                 19,109       17.1            11,573    12.2
     Mortgage-backed securities                9,938        8.9            12,121    12.7
     Obligations of states and political
       subdivisions                            9,187        8.3             9,262     9.7
     Other securities                          1,019        0.9               583     0.6
                                           ---------      -----        ----------   -----
Total carrying value of securities         $ 111,547      100.0%       $   95,208   100.0%
                                           =========      =====        ==========   =====
Total fair value of securities             $ 110,746                   $   95,276
                                           =========                   ==========



     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at June 30, 1999. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.



                                                                                           Estimated       Weighted
Type and Maturity Grouping                             Principal           Carrying         Fair            Average
     at June 30, 1999                                    Amount             Value           Value         Yield
--------------------------                             -----------         ---------      ----------     ----------

                                                                              (Dollars in thousands)
Obligations of U.S. Government
  agencies and corporations:
 Within one year                                       $    12,000         $   12,022      $  12,007        5.80%
 After one but within five years                            60,245             60,272         59,628        5.43
                                                       -----------         ----------      ---------        ----
 Total obligations of U.S. Government
   agencies and corporations                                72,245             72,294         71,635        5.49
                                                       -----------         ----------      ---------        ----
U.S. Treasury securities:
 Within one year                                             9,000              9,039          9,045        5.58
 After one but within five years                            10,000             10,070         10,070        5.19
                                                       -----------         ----------      ---------        ----
 Total U.S. Treasury securities                             19,000             19,109         19,115        5.37
                                                       -----------         ----------      ---------        ----

Mortgage-backed securities                                   9,861              9,938          9,894        5.86
                                                       -----------         ----------      ---------        ----
Obligations of states and political subdivisions:
 Within one year                                                50                 50             50        6.35
 After one but within five years                               905                946            933        8.55
 After five but within ten years                             4,465              4,692          4,644        9.23
 After ten years                                             3,275              3,499          3,456        9.71
                                                       -----------         ----------      ---------        ----
 Total obligations of states and political
  subdivisions                                               8,695              9,187          9,083        9.32
                                                       -----------         ----------      ---------        ----

Other securities:
 Within one year                                                 0                  0              0          --
 After one but within five years                                 0                  0              0          --
 After five but within ten years                                 0                  0              0          --
 After ten years                                             1,019              1,019          1,019        4.83
                                                       -----------         ----------      ---------        ----
 Total other securities                                      1,019              1,019          1,019        4.83
                                                       -----------         ----------      ---------        ----
 Total securities                                      $   110,820         $  111,547      $ 110,746        5.80%
                                                       ===========         ==========      =========        ====



Loan Portfolio

     Total loans, net of unearned income, decreased $1,925,000, or 1.0%, from $184,560,000 at December 31, 1998, to $182,635,000 at
June 30, 1999. The decrease during the first six months of 1999 was a result of continued net payoffs of the Company's indirect installment loans. These payoffs resulted in a decrease of approximately $8,950,000, or 29.9%, in such loans. This decrease was partially offset by an aggregate increase in other types of loans during the first six months of 1999.

     The Bank primarily makes installment loans to individuals and commercial and real estate loans to small to medium-sized businesses and professionals. The Bank offers a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. Typically, the Bank's commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the borrower and are collateralized by accounts receivable, inventory or other business assets.

     Due to diminished loan demand during the early 1990's, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in its market areas. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At June 30, 1999, the Company had approximately $20,940,000, net of unearned income, of this type of loan outstanding compared to approximately $29,890,000 of this type loan at December 31, 1998. The decrease is due to management's decision to shift the loan portfolio toward more commercial and real estate loans and less toward indirect installment loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                         June 30,   December 31,
                                           1999       1998
                                         --------   ----------
                                             (In thousands)

     Real estate loans                    $ 71,873   $  71,901
     Loans to individuals                   56,165      57,564
     Commercial loans                       43,233      47,551
     Other loans                            12,331       9,310
                                          --------   ---------
      Total loans                          183,602     186,326
     Less unearned income                      967       1,766
                                          --------   ---------
      Loans, net of unearned income       $182,635   $ 184,560
                                          ========   =========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at June 30, 1999, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 1999.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at June 30, 1999. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                           One to    Over      Total
                              One Year      Five     Five     Carrying
                              and Less     Years     Years     Value
                              --------    --------   -------  ----------
                                       (In thousands)

     Real estate loans        $ 14,551    $ 47,688  $ 9,634    $ 71,873
     Commercial loans           24,932      16,475    1,826      43,233
     Other loans                 9,737       2,150      444      12,331
                              --------    --------  -------    --------
      Total loans             $ 49,220    $ 66,313  $11,904    $127,437
                              ========    ========  =======    ========
     With fixed interest
       rates                  $ 20,376    $ 50,602  $ 7,752    $ 78,730
     With variable interest
       rates                    28,844      15,711    4,152      48,707
                              --------    --------  -------    --------
          Total loans         $ 49,220    $ 66,313  $11,904    $127,437
                              ========    ========  =======    ========

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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $1,837,000, or 1.01% of loans, net of unearned income, at June 30, 1999, compared to $1,842,000, or 1.00% of loans, net of unearned income, at December 31, 1998.

     Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $167,000 and $309,000 in loans during the second quarter and first six months of 1999, respectively. Recoveries during the second quarter and first six months of 1999 were $90,000 and $134,000, respectively.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and six-month periods ended June 30, 1999 and 1998.



                                                Quarter Ended                Six-month Period
                                                    June 30,                  Ended June 30,
                                           -----------------------        -----------------------
                                              1999        1998                1999         1998
                                           ---------   -----------        ----------   ----------

                                                                 (Dollars in thousands)
     Analysis of allowance for possible
      loan losses:
     Balance, beginning of period           $   1,849    $   1,121           $  1,842   $  1,173
          Provision for loan losses                65          125                170        300
                                             --------   ----------          ---------   --------
                                                1,914        1,246              2,012      1,473
                                             --------   ----------          ----------  --------
     Loans charged off:
          Real estate loans                         1            0                  1         40
          Loans to individuals                    134          155                276        355
          Commercial loans                         32            3                 32          3
          Other loans                               0            0                  0          0
                                             --------   ----------          ---------   --------
              Total charge-offs                   167          158                309        398
                                             --------   ----------          ---------   --------
     Recoveries of loans previously
       charged off:
          Real estate loans                        47           15                 47         15
          Loans to individuals                     32           14                 67         21
          Commercial loans                         11            4                 20         10
          Other loans                               0            0                  0          0
                                             --------   ----------          ---------   --------
              Total recoveries                     90           33                134         46
                                             --------   ----------          ---------   --------
                     Net loan charge-offs          77          125                175        352
                                             --------   ----------          ---------   --------
     Balance, end of period                  $  1,837   $    1,121          $   1,837   $  1,121
                                             ========   ==========          =========   ========
     Average loans outstanding, net of
       unearned income                       $182,438   $  139,485          $ 183,393   $139,564
                                             ========   ==========          =========  =========
     Ratio of net loan charge-offs to
       average loans outstanding, net
       of unearned income (annualized)           0.17%        0.36%              0.19%      0.50%
                                             ========   ==========          =========   ========
     Ratio of allowance for possible
       loan losses to total loans, net
       of unearned income, at June 30            1.01%        0.80%              1.01%      0.80%
                                             ========   ==========          =========   ========



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

     As the economies of the Company's market areas recovered and stabilized over the past several years, there was a steady reduction in the amount of the provisions, as a percentage of average loans outstanding, necessary to maintain an adequate balance in the allowance. This reflected not only the loan loss trend, but management's assessment of the continued reduction of credit risks associated with the loan portfolio. The Company increased the provision in the first six months of 1998, however, due to higher than normal charge-offs in the Company's indirect installment loan portfolio, which, as noted above, continues to decline. As noted above, the Company made a smaller provision during the first half of 1999 due to decreased loan charge-offs during that time period.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 1999, and December 31, 1998.



                                   June 30, 1999                 December 31, 1998
                                --------------------       ----------------------------
                                          Percent of                       Percent of
                                           Loans by                         Loans by
                          Amount of      Category to       Amount of       Category to
                          Allowance     Loans, Net of      Allowance      Loans, Net of
                          Allocated to   Unearned         Allocated to       Unearned
                          Category          Income          Category        Income
                          ------------   -----------      -------------    ------------
                                                  (Dollars in thousands)
Real estate loans           $   206            39.4%        $    106               39.0%
Loans to individuals            734            30.2              577               30.2
Commercial loans                178            23.7              164               25.8
Other loans                      31             6.7                9                5.0
                            -------       ---------         --------        -----------
 Total allocated              1,149           100.0%             856              100.0%
                                          =========                         ===========
Unallocated                     688                              986
                            -------                         --------
Total allowance for
  possible loan losses      $ 1,837                         $  1,842
                            =======                         ========


Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful,both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At
June 30, 1999, substandard loans totaled $1,274,000, of which $291,000 were loans designated as nonaccrual, 90 days past due or restructured. There were no doubtful loans and loss loans totaled $9,000.
Of the $9,000 in loans classified as loss, all are installment loans that are 120 days past due and, according to regulatory guidelines, must be classified as loss. Substandard, doubtful and loss loans at December 31, 1998, were $880,000, $5,000 and $10,000, respectively.
The primary reason for the increase in substandard loans from December 31, 1998, to June 30, 1999, was the classification of
$311,000 in loans to individuals as substandard at June 30, 1999.
These loans were in bankruptcy and
had not yet established a six-
month satisfactory payment history. According to new regulatory guidelines, such loans should be classified as substandard. Such loans at December 31, 1998, totaled $535,000 and were included on the Bank's internal "watch list."

     In addition to the internally classified loans, the Bank also has a watch list of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at June 30, 1999, were current and paying in accordance with loan terms. At June 30, 1999, watch list loans totaled $895,000 (including $302,000 of loans guaranteed by U.S. governmental agencies). Watch list loans at December 31, 1998, totaled $1,423,000. The primary reason for the decrease from December 31, 1998, to June 30, 1999, was the reclassification of certain loans involved in bankruptcy proceedings from watch to substandard due to a change in the regulatory guidelines as noted above. At June 30, 1999, $114,000 of loans not classified and not on the watch list were designated as nonaccrual or restructured loans. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at June 30, 1999, and December 31, 1998.

                                          June 30,   December 31,
                                           1999         1998
                                         ---------   ----------
                                              (In thousands)
     Nonaccrual loans                    $   216        $   238
     Accruing loans contractually past
       due over 90 days                       45            198

     Restructured loans                      158            110
     Other real estate and other
       repossessed assets                    307            630
                                         -------       --------
     Total nonperforming assets          $   726       $  1,176
                                         =======       ========

     The gross interest income that would have been recorded during the second quarter and first six months of 1999 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $3,000 and $9,000, respectively. Interest income totaling $1,000 was actually recorded (received) on loans that were on nonaccrual during the first six months of 1999.

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

Intangible Assets

     Intangible assets decreased $333,000, or 3.1%, from $10,831,000 at December 31, 1998, to $10,498,000 at June 30, 1999.
This decrease was due entirely to core deposit intangible and goodwill amortization expense recorded during the first half of 1999.

Premises and Equipment

     Premises and equipment decreased $241,000, or 2.3%, during the first six months of 1999, from $10,294,000 at December 31, 1998, to $10,053,000 at June 30, 1999. The decrease was due to depreciation expense of $379,000, which was recorded during the first six months of 1999. This decrease was partially offset by purchases of small amounts of equipment during the first half of 1999.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $28,000, or 0.9%, from $3,254,000 at December 31, 1998, to $3,282,000 at June 30, 1999. The increase was primarily a result of the increase in securities, on which interest is normally collected semiannually, and a decrease in federal funds sold, on which interest is collected daily. Of the total balance at June 30, 1999, $1,777,000, or 54.1%, was interest accrued on loans and $1,505,000, or 45.9%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1998, were $1,819,000, or 55.9%, and $1,435,000, or 44.1%, respectively.

Other Real Estate and Other Repossessed Assets

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At June 30, 1999, and December 31, 1998, other real estate and other repossessed assets had an aggregate book value of $307,000 and $630,000, respectively. Other real estate and other repossessed assets decreased $323,000, or 51.3%, during the first six months of 1999, primarily due to the sale of repossessed automobiles. Of the June 30, 1999, balance, $229,000 represented three commercial and two residential properties, and $78,000 represented seventeen (17) repossessed automobiles.

Other Assets

     The most significant component of other assets at June 30, 1999, is a net deferred tax asset of $415,000. The balance of other assets decreased $291,000, or 11.6%, to $2,215,000 at June 30,
1999, from $2,506,000 at December 31, 1998, partially as a result of a decrease in the Company's net deferred tax asset due to the utilization of a portion of the Company's tax credit carryforwards.

Deposits

     The Bank's lending and investing activities are funded almost entirely by core deposits, 51.2% of which are demand, savings and money market deposits at June 30, 1999. Total deposits decreased $10,870,000, or 3.3%, from $330,804,000 at December 31, 1998, to
$319,934,000 at June 30, 1999. The decrease was due to a decrease in interest-bearing demand and time deposits at most of the Bank's larger branches. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters and six-month periods ended June 30, 1999 and 1998.




                                        Quarter Ended June 30,                  Six-month Period Ended June 30,
                                   --------------------------------------       ------------------------------------------
                                        1999                 1998                     1999                    1998
                                   -----------------     -----------------      ------------------    --------------------
                                   Average   Average     Average    Average     Average   Average      Average   Average
                                    Amount     Rate       Amount     Rate        Amount     Rate        Amount    Rate
                                   -------   -------     -------   -------      --------- -------     ---------  --------
                                                                 (Dollars in thousands)
Noninterest-bearing
  demand deposits                  $  58,157     --%    $  43,857      --%      $  57,506     --%     $  42,996        --%
Interest-bearing demand,
  savings and money
  market deposits                    106,538   2.09        76,660    2.56         107,878   2.12         77,458      2.63
Time deposits of less
  than $100,000                      109,837   4.74        83,150    5.33         110,517   4.82         83,027      5.31
Time deposits of
  $100,000 or more                    47,208   4.88        39,561    5.42          47,680   4.93         39,488      5.39
                                   ---------  -----     ---------    ----       ---------   ----      ---------      ----
     Total deposits                $ 321,740   3.03%    $ 243,228    3.51%      $ 323,579   3.08%     $ 242,969      3.53%
                                   =========  =====     =========    ====       =========   ====      =========      ====


     The maturity distribution of time deposits of $100,000 or more at June 30, 1999, is presented below.

                                                  At June 30, 1999
                                                  ----------------
                                                  (In thousands)
          3 months or less                        $    16,148
          Over 3 through 6 months                      12,423
          Over 6 through 12 months                     15,523
          Over 12 months                                3,014
                                                  -----------
             Total time deposits of $100,000
                or more                           $    47,108
                                                  ===========

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At June 30, 1999, and December 31, 1998, deposits of $100,000 or more represented approximately 12.3% and 13.4%, respectively, of the Company's total assets.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $239,000, or 20.6%, from $1,163,000 at December 31, 1998, to
$924,000 at June 30, 1999, due to a decrease in overall interest rates that were being paid on deposits compared to rates that were paid during 1998.

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities decreased $135,000 or 19.1%, from $706,000 at December 31, 1998, to $571,000 at June 30, 1999, due primarily to a decrease in the amount of insurance premiums on indirect automobile loans that had been collected from loan customers and were payable to the insurance company.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 58.5% at the 90-day interval, 56.0% at the 180-day interval and 52.9% at the 365-day interval at June 30, 1999. Currently, the Company is in a liability-sensitive position at the three intervals. During an overall declining interest rate environment, as was the case in the first six months of 1999, this position would normally produce a higher net interest margin than in a rising interest rate environment; however, because the Company had $103,299,000 of interest-bearing demand, savings and money market deposits at June 30, 1999, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily increase significantly in an overall declining interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 92.3 % at June 30, 1999. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at June 30, 1999.



                                                                       Volumes
                                    Cumulative Volumes                Subject to
                                    Subject to Repricing Within       Repricing
                                    ------------------------------      After
                                     90 Days   180 Days   365 Days       1 Year        Total
                                    --------   --------  ---------    ----------   ---------
                                                  (Dollars in thousands)
Interest-earning assets:
 Federal funds sold                $  22,975   $ 22,975   $  22,975    $      0      $ 22,975
 Securities                            7,564     17,433      24,851      86,696       111,547
 Loans, net of unearned income        61,524     67,791      80,363     102,272       182,635
                                   ---------   --------   ---------    --------      --------
  Total interest-earning assets       92,063    108,199     128,189     188,968       317,157
                                   ---------   --------   ---------    --------      --------
Interest-bearing liabilities:
 Demand, savings and money market
  deposits                           103,299    103,299     103,299           0       103,299
 Time deposits                        54,126     89,970     138,820      17,174       155,994
                                   ---------   --------   ---------    --------      --------
  Total interest-bearing
    liabilities                      157,425    193,269     242,119      17,174       259,293
                                   ---------   --------   ---------    --------      --------
Rate-sensitivity gap(1)            $ (65,362)  $(85,070)  $(113,930)   $171,794      $ 57,864
                                   =========  =========   =========    ========      ========
Rate-sensitivity ratio(2)               58.5%      56.0%       52.9%
                                   =========  =========   =========


______________________

(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters and six-month periods ended June 30, 1999 and 1998.

                                   Quarter Ended    Six-month Period
                                      June 30,        Ended June 30,
                                   ---------------    ----------------
                                    1999     1998      1999      1998
                                   ------   ------    -------   ------
Net income to:
  Average assets                    0.70%   0.78%      0.69%   0.73%
  Average interest-earning assets   0.79    0.87       0.79    0.82
  Average stockholders' equity     10.22    9.79      10.22    9.26
Dividend payout (1) to:
  Net income                       17.36   19.15      17.50   20.35
  Average stockholders' equity      1.77    1.87       1.79    1.88
Average stockholders' equity to:
  Average total assets              6.80    7.98       6.77    7.92
  Average loans (2)                13.47   15.21      13.42   15.06
  Average total deposits            7.64    8.72       7.60    8.65
Average interest-earning assets to:
  Average total assets             87.89   89.78      87.66   89.52
  Average total deposits           98.72   98.16      98.42   97.81
  Average total liabilities        98.09   97.56      97.79   97.22
Ratio to total average deposits of:
  Average loans (2)                56.70   57.35      56.68   57.44
  Average noninterest-bearing
    deposits                       18.08   18.03      17.77   17.70
  Average interest-bearing
    deposits                       81.92   81.97      82.23   82.30
Total interest expense to total
    interest income                40.66   45.90      41.33   46.48
Efficiency ratio (3)               65.47   68.15      65.67   68.17
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

LIQUIDITY

The Bank

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The
Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged
$18,804,000 and $19,537,000 during the second quarter and first six months of 1999, respectively, and $13,309,000 and $13,664,000 during the second quarter and first six months of 1998, respectively. These amounts comprised 5.2% and 5.4% of average total assets during the second quarter and first six months of 1999, respectively, and 5.0% and 5.1% of average total assets during the second quarter and first six months of 1998, respectively. The average level of securities and federal funds sold was $135,172,000 and $135,066,000 during the second quarter and first six months of 1999, respectively, and $99,273,000 and $98,091,000 during the second quarter and first six months of 1998, respectively. The increases in average balances from of 1998 to 1999 was primarily due to the acquisition of Azle State in September 1998.

     There were no sales of securities during the quarters or six-month periods ended June 30, 1999 and 1998. At June 30, 1999, $21,111,000, or 20.8%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $71,288,000, or 70.2%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and primarily with fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At June 30, 1999, approximately $80,363,000, or 44.0%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $69,083,000, or 54.2.%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition-Loan Portfolio" above.-

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the second quarter and first six months of 1999, the Company's average deposits were $321,740,000 and $323,581,000, or 89.0% or 89.1% of average total assets, respectively, compared to $243,233,000 and $242,974,000, or 91.5% and 91.5% of average total assets, during the second quarter and first six months of 1998, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the second quarter and first six months of 1999 were $400,000 and $875,000, respectively; in turn, Independent Financial and Independent Capital Trust paid dividends to the Company totaling $409,000 and $893,000, respectively, during the same time periods of 1999. Dividends paid by the Bank to Independent Financial during both the second quarter and first six months of 1998 totaled $250,000; in turn, Independent Financial paid dividends to the Company of $250,000 during the same time periods. At June 30, 1999, there were approximately $4,357,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 50.1% and 5.3% respectively, of the Company's cash flow from the Bank during the second quarter of 1999. These percentages were 48.2% and 4.0%, respectively, for the first six months of 1999. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $885,000 were paid by the Bank to the Company during the first six months of 1999, compared to a total of $657,000 during the first six months of 1998.

     All of the Company's net operating loss carryforwards available for regular federal income tax purposes were fully utilized by December 31, 1997. The Company has alternative minumum tax credit carryforwards available which should not be fully utilized before December 31, 1999.

     The Bank pays management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $48,000 and $73,000 in management fees to the Company in the second quarter and first six months of 1999, respectively. The Bank paid a total of $33,000 and $73,000 in management fees to the Company during the second quarter and first six months of 1998, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

CAPITAL RESOURCES

     At June 30, 1999, stockholders' equity totaled $24,566,000, or 6.8% of total assets, compared to $24,505,000, or 6.6% of total assets, at December 31, 1998.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity, qualifying Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") and qualifying guaranteed preferred beneficial interest in the Company's subordinated debentures, reduced by intangible assets. For the Company, Tier 2 capital is comprised of the remainder of the guaranteed preferred beneficial interests in the Company's subordinated debentures not qualifying for Tier 1 capital and all of the allowance for possible loan losses.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at June 30, 1999.

  The Company                                   June 30, 1999
                                            ----------------------
                                            (Dollars in thousands)
  Tier 1 capital:
   Common stockholders' equity, excluding
    unrealized loss on
    available-for-sale securities                  $   24,557
   Qualifying Series C Preferred Stock and
    guaranteed preferred beneficial interests in
    the Company's subordinated debentures(1)            8,185
                                                   ----------
    Total core capital elements                        32,742
    Intangible assets                                 (10,498)
                                                   ----------
       Total Tier 1 capital                            22,244
                                                   ----------
  Tier 2 capital:
   Guaranteed preferred beneficial interests in
    the Company's subordinated debentures(1)            5,003
   Allowance for possible loan losses (2)               1,837
                                                   ----------
       Total Tier 2 capital                             6,840
                                                   ----------
              Total capital                        $   29,084
                                                   ==========
  Risk-weighted assets                             $  200,462
                                                   ==========
  Adjusted quarterly average assets                $  350,805
                                                   ==========




                                                Regulatory   Well-capitalized  Actual Ratios at
The Company                                       Minimum        Minimum        June 30, 1999
----------                                      ---------   -----------------  ----------------
Tier 1 capital to risk-weighted assets ratio        4.00%           6.00%         11.10%
Total capital to risk-weighted assets ratio         8.00           10.00          14.51
Leverage ratio                                      4.00            5.00           6.34

The Bank
--------
Tier 1 capital to risk-weighted assets ratio        4.00%           6.00%         13.05%
Total capital to risk-weighted assets ratio         8.00           10.00          13.97
Leverage ratio                                      4.00            5.00           7.45




___________________________

(1) Limited to 25% of total core capital elements, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at June 30, 1999.

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

     The Company began paying quarterly cash dividends of $0.03 per share on the Common Stock during the second quarter of 1994. The Company also paid a 4-for-3 stock split, effected in the form of a 33% stock dividend, on May 31, 1995. The Company's Board of Directors increased the Company's quarterly Common Stock cash dividend to $0.05 per share during the second quarter of 1996. In addition, the Company paid a 5-for-4 stock split, effected in the form of a 25% stock dividend, on May 30, 1997.

     At its meeting on July 21, 1999, the Board of Directors of the Company approved the payment of the regular quarterly cash dividend of $0.05 per share on August 31, 1999, to shareholders of record of the Common Stock on August 16, 1999.

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

     The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company leased virtually all of its computer hardware under leases that expired during 1998. The Company replaced this hardware, as well as the software used for its main operating system and major banking applications, during this same time period. The modification process of all significant mission-critical applications by outside hardware and software suppliers is complete. The testing process of all significant mission-critical applications has been completed and all such hardware and software tested was found to be Year 2000 compliant. Management currently anticipates that testing of all nonmission-critical applications will take place by the end of the third quarter of 1999.

     In addition, the Company has had formal communications with other vendors with which it does significant business and with significant loan and deposit customers to determine their Year 2000 readiness and the extent to which the Company appears vulnerable to any third party Year 2000 issues. The Company will continue to seek information from nonresponsive vendors and customers. There can be no assurance, however, that the systems of other companies will be compliant, or that a failure to become compliant by another company, that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

     None

Item 3.   Defaults upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Shareholders held on
Tuesday, April 27, 1999 (the "Annual Meeting"), the following members were elected to the Board of Directors:

                                   Votes For      Votes Withheld
                                   ----------     --------------
          Mrs. William R.
          (Amber) Cree              1,765,002          40,702
          Tommy McAlister           1,765,018          40,686
          Bryan W. Stephenson       1,765,068          40,636
          James D. Webster, M.D.    1,765,018          40,686

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







Date:  August 16, 1999        Independent Bankshares,Inc.
                              (Registrant)



                              By:  /s/RANDAL N. CROSSWHITE
                                 --------------------------------
                                   Randal N. Crosswhite
                                   Senior Vice President and
                                   Chief Financial Officer