Form 10-Q
period 1999-09-30
INDEPENDENT BANKSHARES INC
filed 1999-11-15
CIK 318870

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


      [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  September 30, 1999

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

                        YES [X]     NO [ ]



       Indicate the number of shares outstanding of each of the issuer's classes of common stock at September 30, 1999.

          Class:  Common Stock, par value $0.25 per share
       Outstanding at September 30, 1999:  2,170,617 shares

                              PART I

                       FINANCIAL INFORMATION


Item 1. Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
                    CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                            (Unaudited)

                                            September 30,           December 31,
                                                1999                  1998
                                             ------------        ----------------
ASSETS
Cash and Cash Equivalents:
 Cash and Due from Banks                     $ 18,398,000        $     22,562,000
 Federal Funds Sold                            19,450,000              42,175,000
                                             ------------        ----------------
   Total Cash and Cash Equivalents             37,848,000              64,737,000
Securities:                                  ------------        ----------------
 Available-for-sale                            48,697,000              30,370,000
 Held-to-maturity                              59,182,000              64,838,000
                                             ------------        ----------------
   Total Securities                           107,879,000              95,208,000
Loans:                                       ------------        ----------------
 Total Loans                                  188,157,000             186,326,000
 Less:
  Unearned Income on Installment Loans            703,000               1,766,000
  Allowance for Possible Loan Losses            1,821,000               1,842,000
                                             ------------        ----------------
   Net Loans                                  185,633,000             182,718,000
                                             ------------        ----------------
Intangible Assets                              10,328,000              10,831,000
Premises and Equipment                          9,872,000              10,294,000
Accrued Interest Receivable                     3,518,000               3,254,000
Other Real Estate and Other Repossessed
  Assets                                          308,000                 630,000
Other Assets                                    2,102,000               2,506,000
                                             ------------        ----------------
      Total Assets                           $357,488,000        $    370,178,000
                                             ============        ================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Liabilities:
Deposits:
 Noninterest-bearing Demand Deposits         $ 58,606,000       $      60,086,000
 Interest-bearing Demand Deposits             102,466,000             110,485,000
 Interest-bearing Time Deposits               156,783,000             160,233,000
                                             ------------        ----------------
   Total Deposits                             317,855,000             330,804,000
Accrued Interest Payable                          906,000               1,163,000
Other Liabilities                                 698,000                 706,000
                                             ------------        ----------------
     Total Liabilities                        319,459,000             332,673,000
                                             ------------        ----------------
Guaranteed Preferred Beneficial Interests
 in the Company's Subordinated Debentures      13,000,000              13,000,000
                                             ------------        ----------------
Stockholders' Equity:
Series C Preferred Stock                           45,000                  51,000
Common Stock                                      558,000                 554,000
Additional Paid-in Capital                     15,936,000              15,933,000
Retained Earnings                               9,520,000               7,975,000
Unrealized Gain (Loss) on
  Available-for-sale Securities                  (212,000)                161,000
Treasury Stock                                   (669,000)                      0
Unearned ESOP Stock                              (149,000)               (169,000)
                                             ------------        ----------------
     Total Stockholders' Equity                25,029,000              24,505,000
      Total Liabilities and                  ------------        ----------------
        Stockholders' Equity                 $357,488,000       $     370,178,000
                                             ============        ================


          See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                            (Unaudited)

                                             Quarter Ended              Nine-month Period
                                            September   30,            Ended September 30,
                                        ------------------------    ---------------------------
                                           1999          1998             1999        1998
                                        ------------   ----------   --------------  -----------
Interest Income:
  Interest  and Fees on Loans             $4,254,000   $3,391,000   $   12,691,000  $ 9,725,000
  Interest  on Securities                  1,485,000    1,056,000        4,391,000    3,029,000
  Interest  on Federal Funds Sold            303,000      425,000        1,002,000    1,343,000
                                         -----------   ----------    -------------  -----------
   Total  Interest Income                  6,042,000    4,872,000        8,084,000   14,097,000
                                         -----------   ----------    -------------  -----------
Interest Expense:
  Interest  on Deposits                    2,412,000    2,196,000        7,389,000    6,484,000
                                         -----------    ---------    -------------  -----------
   Total  Interest Expense                 2,412,000    2,196,000        7,389,000    6,484,000
                                         -----------    ---------    -------------  -----------
    Net  Interest Income                   3,630,000    2,676,000       10,695,000    7,613,000
  Provision for Loan Losses                  150,000      135,000          320,000      435,000
                                         -----------    ---------    -------------  -----------
     Net Interest Income After
       Provision  for Loan Losses          3,480,000    2,541,000       10,375,000    7,178,000
                                         -----------    ---------    -------------  -----------
Noninterest Income:
  Service  Charges                           725,000      534,000        2,164,000    1,508,000
  Trust  Fees                                 48,000       49,000          157,000      153,000
  Other  Income                               44,000       38,000          172,000      297,000
                                         -----------    ---------    -------------  -----------
   Total  Noninterest Income                 817,000      621,000        2,493,000    1,958,000
                                         -----------    ---------    -------------  -----------
Noninterest Expenses:
  Salaries  and Employee Benefits          1,512,000    1,102,000        4,541,000    3,247,000
  Net  Occupancy Expense                     360,000      286,000        1,066,000      754,000
  Distributions on Guaranteed Preferred
   Beneficial Interests in the Company's
   Subordinated Debentures                   277,000       28,000          829,000       28,000
  Equipment Expense                          277,000      222,000          796,000      624,000
  Amortization of Intangible Assets          169,000       67,000          503,000      180,000
  Stationery, Printing and Supplies
    Expense                                  158,000      118,000          420,000      324,000
  Professional Fees                          120,000       70,000          328,000      336,000
  Net Costs Applicable to Other
    Real Estate and Other Repossessed
    Assets                                    18,000       24,000           74,000       71,000
  Other Expenses                             499,000      355,000        1,515,000    1,145,000
                                          ----------   ----------   --------------  -----------
   Total  Noninterest Expenses             3,390,000    2,272,000       10,072,000    6,709,000
                                          ----------   ----------   --------------  -----------
      Income Before Federal
         Income  Taxes                       907,000      890,000        2,796,000    2,427,000
  Federal  Income Taxes                      276,000      322,000          908,000      885,000
                                          ----------   ----------    -------------  -----------
        Net  Income                          631,000      568,000        1,888,000    1,542,000
Other Comprehensive Income,
  Net of Tax:
   Unrealized Holding Gains (Losses) on
     Available-for-sale Securities
       Arising
    During  the Period                       (33,000)      86,000         (373,000)      94,000
                                         -----------  -----------    -------------  -----------
         Comprehensive  Income           $   598,000  $   654,000    $   1,515,000  $ 1,636,000
                                         ===========  ===========    =============  ===========
Preferred Stock Dividends                $     5,000  $     5,000    $      15,000  $    17,000
                                         ===========  ===========    =============  ===========
Net Income Available to Common
Stockholders                             $   626,000  $   563,000    $   1,873,000  $ 1,525,000
                                         ===========  ===========    =============  ===========
Basic Earnings Per Common Share
 Available to Common Stockholders        $      0.29  $      0.28    $        0.86  $      0.77
                                         ===========  ===========    =============  ===========
Diluted Earnings Per Common Share
 Available to Common Stockholders        $      0.28  $      0.27    $        0.83  $      0.74
                                         ===========  ===========    =============  ===========


   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
       NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                            (Unaudited)

                                                                     1999          1998
                                                                  ------------  -----------
Cash Flows from Operating Activities:
   Net Income                                                     $  1,888,000  $ 1,542,000
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
   Deferred  Federal Income Tax Expense                                255,000      365,000
   Depreciation  and Amortization                                    1,067,000      443,000
   Provision  for Loan Losses                                          320,000      435,000
   Writedown  of Other Real Estate and Other Repossessed Assets          3,000            0
   Gains  on Sales of Premises and Equipment                            (1,000)           0
   Gains  on Sales of Other Real Estate and Other Repossessed Assets    (1,000)      (3,000)
   Increase  in Accrued Interest Receivable                           (264,000)    (100,000)
   Decrease  (Increase) in Other Assets                                149,000      (65,000)
   Decrease  in Accrued Interest Payable                              (257,000)    (188,000)
   Increase  (Decrease) in Other Liabilities                           247,000     (158,000)
                                                                  ------------   ----------
    Net  Cash  Provided by Operating Activities                      3,406,000    2,271,000
                                                                  ------------   ----------
Cash Flows from Investing Activities:
   Proceeds  from Maturities of Available-for-sale Securities        4,707,000    8,083,000
   Proceeds  from Maturities of Held-to-maturity Securities         33,462,000   24,033,000
   Purchases  of Available-for-sale Securities                     (23,685,000)  (9,019,000)
   Purchases of Held-to-maturity Securities                        (27,971,000) (15,770,000)
   Net Increase in Loans                                            (3,752,000)  (3,293,000)
   Additions  to  Premises and  Equipment                             (142,000)    (422,000)
   Proceeds  from Sales of Premises and Equipment                        1,000            0
   Proceeds from Sales of Other Real Estate and Other Repossessed
     Assets                                                          1,047,000    1,346,000
   Net  Cash and Cash Equivalents Paid in Acquisition                        0  (10,133,000)
                                                                  ------------  -----------

    Net  Cash Used in Investing Activities                         (16,333,000)  (5,175,000)
                                                                  ------------  -----------
Cash Flows from Financing Activities:
   Increase  (Decrease) in Deposits                                (12,949,000)   5,138,000
   Proceeds  from Note Payable                                               0    4,300,000
   Repayment of Notes Payable                                           (1,000)  (4,354,000)
   Net  Proceeds from Issuance of Equity Securities                          0    2,135,000
   Net  Proceeds from Issuance of Trust Preferred Securities                 0   12,480,000
   Payment  of Cash Dividends                                         (343,000)    (315,000)
   Purchase  of Treasury Stock                                        (669,000)           0
                                                                  ------------  -----------
    Net  Cash Provided by (Used in) Financing Activities           (13,962,000)  19,384,000
                                                                  ------------  -----------
Net  Increase  (Decrease) in Cash and Cash Equivalents             (26,889,000)  16,480,000
Cash  and  Cash Equivalents at Beginning of Period                  64,737,000   39,418,000
                                                                  ------------  -----------
Cash  and Cash Equivalents at End of Period                       $ 37,848,000  $55,898,000
                                                                  ============  ===========
Noncash Investing Activities:
  Additions to Other Real Estate and Other Repossessed Assets
    Through Foreclosures                                          $    728,000  $   935,000
  Sales of Real Estate and Other Repossessed Assets
     Financed  with  Loans                                                   0       83,000


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

(2)  Acquisition of Subsidiary Bank

     The Company completed the acquisition of Azle Bancorp and its subsidiary bank, Azle State Bank, Azle, Texas ("Azle State"), effective September 22, 1998, for an aggregate cash consideration of $19,025,000. To obtain funding for the acquisition, the Company sold an aggregate of 230,000 shares of Common Stock at a price of $11.50 per share, and Independent Capital Trust, a Delaware business trust formed by the Company ("Independent Capital"), sold 1,300,000 of its 8.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") at $10.00 per preferred security (having a liquidation value of $13,000,000) in an underwritten offering (the "1998 Offering"). The proceeds from the sale of the Trust Preferred Securities were used by Independent Capital to purchase an equivalent amount of Subordinated Debentures of the Company. The Company also borrowed $4,300,000 from a financial institution in Fort Worth, Texas (the "Fort Worth Bank") to finance a portion of the cost of acquiring Azle Bancorp. The borrowings from the Fort Worth Bank were paid off on September 30, 1998, from the proceeds of a cash dividend paid to the Company by Azle State. At the date of acquisition, Azle Bancorp had total assets of $93,158,000, total loans, net of unearned income, of $45,163,000 total deposits of $80,955,000 and stockholders' equity of $9,872,000. This acquisition was accounted for using the purchase method of accounting. A total of $8,014,000 of intangible assets, including $2,895,000 of core deposit intangible and $5,119,000 of goodwill, was recorded as a result of this acquisition. The core deposit intangible is being amortized over a period of 12 years and the goodwill is being amortized over a period of 25 years. The Azle Bank was subsequently merged with and into First State Bank, N.A., Abilene, Texas, the Company's indirectly owned subsidiary bank (the "Bank")

(3)  Treasury Stock

     During the first half of 1999, the Company authorized the repurchase of up to 80,000 shares of the Company's Common Stock in the open market. As of September 30, 1999, the Company had repurchased a total of 60,000 shares of its Common Stock at an average price of $11.15 per share. The repurchased shares are currently being held as treasury stock.

(4)  Unearned ESOP Stock

     The Company's Employee Stock Ownership/401(k) Plan (the "Plan") purchased 18,750 shares of Common Stock in an underwritten offering (the "1997 Offering") for $214,000. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $4,000, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1% (9.25% at September 30, 1999). The note is collateralized by the stock purchased in the 1997 Offering.

     As a result of the lending arrangement between the Company and the Plan, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At September 30, 1999, a total of 13,088 shares with an original cost of $149,000 are considered to be unearned.

(5)  Earnings Per Share

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") is cumulative, the dividends allocable to such preferred stock reduces income available to common stockholders in the basic earnings per share calculations. In computing diluted earnings per common share for the quarters ended September 30, 1999 and 1998, the conversion of the Series C Preferred Stock was assumed, as the effects are dilutive. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended September 30, 1999 and 1998, was 2,158,000 and 1,994,000 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the nine-month periods ended September 30, 1999 and 1998, was 2,174,000 and 1,974,000
shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended September 30, 1999 and 1998, was 2,261,000 and 2,111,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the nine-month periods ended September 30, 1999 and 1998, was 2,280,000 and 2,095,000 shares, respectively.

(6)  Legal Proceedings.

     The Estate of Harry V. Howard, Deceased, filed a lawsuit against the Bank (as successor to First State Bank of Odessa, N.A.), (The Estate of Harry V. Howard, Deceased v. First State Bank of Odessa, N.A., Odessa, Texas, Cause No. 1268) on July 9, 1999, in the County Court of Upton County, Texas. This case was subsequently refiled in the 104th District Court for Taylor County, Texas as Cause No. 22080-B. The plaintiffs' lawsuit relates to the Banks' management of the Harry V. Howard Trust. The lawsuit alleges that the Bank, in its capacity as trustee of this testamentary trust, failed to adequately oversee the trust assets and allowed waste to occur to the trust principal. Additionally, the lawsuit alleges that the Bank made inappropriate distributions to the current beneficiary of the trust. The lawsuit also alleges, among other things, other general acts of mismanagement and breach of fiduciary duty. The lawsuit seeks actual and exemplary damages in excess of $10,000,000, as well as pre- and post-judgment interest and attorneys' fees. The Bank denies any allegations made in the petition and intends to vigorously defend this suit.

     The Bank has trust errors and omissions liability insurance to cover certian risk associated with claims filed against the Bank as trustee. The Bank has notified the insurance company of the complaint filed against the Bank. The insurance company has neither admitted nor denied coverage.

     The above mentioned complaint is at an early stage and discovery has not yet begun. Consequently, at this time it is not possible to predict whether the Bank will incur any liability or to estimate the damages, or the range of damages, if any, that the Bank might incur in connection with such action. The Bank is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance should damages with respect to the above action be incurred.

     The Company is involved in various other litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such other litigation would not be material in relation to the Company's financial position or results of operations.

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

The Company
-----------

     The Company is a bank holding company that, at September 30, 1999, owned 100% of the common securities of Independent Capital Trust ("Independent Capital") and 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the cities of Abilene (three locations), Azle (two locations), Lubbock, Odessa (four locations), San Angelo, Stamford and Winters.

     As noted in "Note 2: Acquisition of Subsidiary Bank," the Company acquired Azle Bancorp and Azle State Bank, Azle, Texas ("Azle State"), on September 22, 1998. Azle State was merged with and into and became a branch of the Bank on March 12, 1999.

Results of Operations
---------------------

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at September 30, 1999, and December 31, 1998, and results of operations for each of the quarters and nine-month periods ended September 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income

     Net income for the quarter ended September 30, 1999, amounted to $631,000 ($0.29 basic and $0.28 diluted earnings per common share, respectively) compared to net income of $568,000 ($0.28 basic and $0.27 diluted earnings per common share, respectively) for the quarter ended September 30, 1998. Net income for the nine-month period ended September 30, 1999, was $1,888,000 ($0.86 basic and $0.83 diluted earnings per common share, respectively) compared to net income of $1,542,000 ($0.77 basic and $0.74 diluted earnings per common share, respectively) for the nine-month period ended September 30, 1998. Net income and earnings per share increased in 1999 primarily due to the acquisition of Azle State, an increase in the Company's net interest margin and a reduction in the amount of the provision for loan losses recorded for the first nine months of 1999 compared to the first nine months of 1998.

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

     Net interest income amounted to $3,630,000 for the third quarter of 1999, an increase of $954,000, or 35.7%, from the third quarter of 1998. Net interest income for the third quarter of 1998 was $2,676,000. Net interest income for the first nine months of 1999 was $10,695,000, an increase of $3,082,000, or 40.5%, from net interest income of $7,613,000 for the first nine months of 1998. The increases in 1999 were primarily due to the acquisition of Azle State effective September 22, 1998. The net interest margin on a fully taxable-equivalent basis, was 4.65% and 4.55% for the third quarter and first nine months of 1999, respectively, compared to 4.39% and 4.24% for the third quarter and first nine months of 1998, respectively. The primary reasons for the increases in the net interest margin during the first nine months of 1999 are the acquisition of Azle State, a 55-basis point decrease in the Company's overall cost of interest-bearing deposits and a shift within the Company's loan portfolio to more commercial and real estate loans and away from lower-yielding indirect installment loans.

     At September 30, 1999, approximately $56,390,000, or 30.1%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Average overall rates paid for various types of certificates of deposit decreased from the first nine months of 1998 to the first nine months of 1999. For example, the average rate paid for certificates of deposit less than $100,000 decreased from 5.32% for the first nine months of 1998 to 4.79% for the first nine months of 1999, while the average rate paid by the Company for certificates of deposit of $100,000 or more also decreased from 5.41% during the first nine months of 1998 to 4.91% during the first nine months of 1999. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, decreased from an average of 2.59% during the first nine months of 1998 to an average of 2.10% during the first nine months of 1999. These changes caused the Company's overall cost of interest-bearing deposits to decrease from 4.28% for the first nine months of 1998 to 3.73% for the first nine months of 1999.

     The following table presents the average balance sheets of the Company for the quarters and nine-month periods ended September 30, 1999 and 1998, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                               Quarter Ended September 30,
                                   ---------------------------------------------------------
                                              1999                       1998(1)
                                   --------------------------    ---------------------------
                                              Interest                     Interest
                                    Average   Income/   Yield/   Average   Income/   Yield/
                                    Balance   Expense   Rate     Balance   Expense    Rate
                                   ---------  -------  ------   ---------   -------  -------
                                                       (Dollars in thousands)
ASSETS
Interest-earning assets:

 Loans, net of unearned income(2)  $ 184,572  $ 4,254   9.22%   $ 146,014   $ 3,391    9.29%
 Securities (3)                      109,026    1,542   5.66       68,234     1,064    6.24
 Federal funds sold                   23,595      303   5.14       30,165       425    5.64
                                   ---------  -------   ----    ---------   -------    ----
   Total interest-earning assets     317,193    6,099   7.69      244,413     4,880    7.99
                                   ---------  -------   ----    ---------   -------    ----
Noninterest-earning assets:
 Cash and due from banks              18,233                       14,023
 Premises and equipment                9,957                        7,846
 Intangible assets                    10,410                        3,817
 Accrued interest receivable
   and other assets                    5,913                        4,671
 Allowance for possible loan
   losses                             (1,776)                      (1,144)
                                    --------                     ---------
   Total noninterest-earning
    assets                            42,737                       29,213
                                   ---------                    ---------
       Total assets                $ 359,930                    $ 273,626
                                   =========                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Demand, savings and money
   market deposits                 $ 105,467   $  548   2.08%   $  79,022   $   493    2.50%
 Time deposits                       155,748    1,864   4.79      125,916     1,696    5.39
                                   --------- --------   ----    ---------   -------    ----
   Total interest-bearing
     deposits                        261,215    2,412             204,938     2,189    4.27
     Notes payable                         0        0     --          385         7    7.27
                                   --------- --------   ----    ---------   -------    ----
   Total interest-bearing
     liabilities                     261,215    2,412   3.69      205,323     2,196    4.28
                                   --------- --------   ----    ---------   -------    ----
Noninterest-bearing liabilities:
   Demand deposits                    58,751                       43,474
   Accrued interest payable and
     other liabilities                 2,027                        1,727
                                   ---------                     --------
     Total noninterest-bearing
      liabilities                     60,778                       45,201
                                  ----------                     --------
Guaranteed preferred beneficial      321,993                      250,524
     interests in the Company's
     subordinated debentures          13,000                        1,300
Stockholders' equity                  24,937                       21,802
                                  ----------                     --------
     Total liabilities and
       stockholders' equity       $  359,930                    $ 273,626
                                  ==========                    =========
Net interest income                          $  3,687                       $ 2,684
                                             ========                       =======
Interest rate spread (4)                                4.00%                          3.71%
                                                        ====                           ====
Net interest margin (5)                                 4.65%                          4.39%
                                                        ====                           ====
______________________________
(1)  The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of Azle State from September 22, 1998, the acquisition date of such bank.
(2)  Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest
     Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(3)  Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4)  The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)  The net interest margin is equal to net interest income, on a fully taxable-
     equivalent basis, divided by average interest-earning assets.


                                             Nine-month Period Ended September 30,
                                        ----------------------------------------------------
                                                  1999                       1998(1)
                                        ------------------------    -------------------------
                                                  Interest                   Interest
                                        Average   Income/  Yield/   Average  Income/  Yield/
                                        Balance   Expense   Rate    Balance  Expense   Rate
                                        -------   -------- -----    -------- --------  ------
ASSETS                                                      (Dollars in thousands)
Interest-earning assets:
 Loans, net of unearned income (2)     $183,785   $ 12,691  9.21%   $141,715   $ 9,725   9.15%
 Securities (3)                         106,782      4,559  5.69      65,849     3,044   6.16
 Federal funds sold                      27,468      1,002  4.86      32,346     1,343   5.54
                                      ---------   --------  ----    --------   -------   ----
   Total interest-earning assets        318,035     18,252  7.65     239,910    14,112   7.84
                                      ---------   --------  ----    --------   -------   ----
Noninterest-earning assets:
 Cash and due from banks                 19,103                       13,783
 Premises and equipment                  10,096                        7,604
 Intangible assets                       10,559                        3,341
 Accrued interest receivable
   and other assets                       6,154                        4,676
 Allowance for possible loan losses      (1,791)                      (1,107)
                                      ---------                     --------
   Total noninterest-earning assets      44,121                       28,297
                                      ---------                     --------
                    Total assets      $ 362,156                     $268,207
                                      =========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money
    market deposits                   $ 107,074   $  1,690  2.10%   $ 77,980   $ 1,514   2.59%
  Time deposits                         157,380      5,699  4.83     123,649     4,962   5.35
                                      ---------   --------  ----    --------   -------   ----
   Total interest-bearing deposits      264,454      7,389  3.73     201,629     6,476   4.28
  Notes payable                               0          0    --         132         8   8.08
                                      ---------   --------  ----    --------   -------   ----
   Total interest-bearing
     liabilities                        264,454      7,389  3.73     201,761     6,484   4.28

Noninterest-bearing liabilities:
  Demand deposits                        57,921                       43,154
  Accrued interest payable and
    other liabilities                     2,067                        1,559
                                     ----------                     --------
     Total noninterest-bearing
       liabilities                       59,988                       44,713
                                     ----------                     --------
        Total liabilities               324,442                      246,474
Guaranteed preferred beneficial
  interests in the Company's
  subordinated debentures                13,000                          433
Stockholders' equity                     24,714                       21,300
                                     ----------                     --------
     Total liabilities and
        stockholders' equity         $  362,156                     $268,207
                                     ==========                     ========
Net interest income                                $10,863                     $ 7,628
                                                   =======                     =======
Interest rate spread (4)                                    3.92%                        3.56%
                                                            ====                         ====
Net interest margin (5)                                     4.55%                        4.24%
                                                            ====                         ====
______________________________
(1) The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of Azle State from September 22, 1998, the acquisition date of such bank.
(2) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns.  Interest income on loans includes fees on loans, which are not material in amount.
(3) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) The net interest margin is equal to net interest income, on a fully taxable-
    equivalent basis, divided by average interest-earning assets.


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

                                  Quarters Ended                   Nine-month Periods Ended
                           September 30, 1999 vs. 1998(1)        September 30, 1999 vs 1998(1)
                           -----------------------------    -------------------------------------
                            Increase (Decrease) Due to       Increase (Decrease) Due To
                                    Changes In:                       Changes In
                           -----------------------------     ------------------------------------
                            Volume     Rate       Total       Volume        Rate          Total
                           -------    ------     --------    --------      ------       ---------
                                                     (In thousands)
Interest-earning assets:
 Loans, net of unearned
   income (2)              $   890    $ (27)     $  863      $  2,883      $   83       $   2,966
 Securities (3)                636     (158)        478         1,891        (376)          1,515
 Federal funds sold            (93)     (29)       (122)         (202)       (139)           (341)
                           -------    -----      ------      --------     -------       ---------
  Total interest
    income                   1,433     (214)      1,219         4,572        (432)          4,140
                           -------    -----      ------      --------     -------       ---------

Interest-bearing liabilities:
 Deposits:
  Demand, savings and money
    market deposits            165     (110)         55           567        (391)            176
  Time deposits                402     (234)        168         1,351        (614)            737
                           -------    -----     -------       -------     -------       ---------
   Total interest-bearing
     deposits                  567     (344)        223         1,918      (1,005)            913
 Notes payable                  (7)      --          (7)           (8)         --              (8)
                           -------    -----     -------       -------     -------       ---------
   Total interest expense      560     (344)        216         1,910      (1,005)            905
                           -------   ------     -------       -------     -------       ---------
Increase (decrease) in net
    interest income        $   873   $  130     $ 1,003       $ 2,662     $   573       $   3,235
                           -------   ------     -------       -------     -------       ---------
______________________
(1)  Income statement items include the income statement accounts of Azle State beginning September 22, 1998, the acquisition date of such bank.
(2)  Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(3)  Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.


Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter and nine-month period ended September 30, 1999, were $150,000 and $320,000, respectively, compared to $135,000 and $435,000 for the quarter and nine-month period ended September 30, 1998, respectively. These represent an increase of $15,000, or 11.1% for the quarter to quarter comparison, but a decrease of $115,000, or 26.4%, for the year-to-date period. The decreased provision for the nine-month period ended September 30, 1999, was due to decreased charge-offs during the first nine months of 1999, particularly in the area of indirect installment loans. Of the total gross charge-offs of $505,000 during the first nine months of 1999, $349,000, or 69.1%, were indirect installment loans. Total gross charge-offs for the first nine months of 1998 were $542,000, $452,000, or 83.4%, of which were indirect installment loans. The Bank is continuing to make some indirect installment loans; however, the Company is attempting to reduce its reliance on such loans by increasing commercial and real estate loans. See "Analysis of Financial Condition-Loan Portfolio" below. In management's opinion, the overall quality of the Company's loan portfolio has continued to improve.

Noninterest Income

     Noninterest income increased $196,000, or 31.6%, from $621,000 during the third quarter of 1998 to $817,000 during the third quarter of 1999. Noninterest income also increased $535,000, or 27.3%, from $1,958,000 for the first nine months of 1998 to $2,493,000 for the first nine months of 1999.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $534,000 during the third quarter of 1998 to $725,000 during the third quarter of 1999, a 35.8% increase, and increased $656,000, or 43.5%, from $1,508,000 for the first nine months of 1998 to $2,164,000 for the first nine months of 1999. The increase was primarily due to the acquisition of Azle State during September 1998, which accounted for $476,000, or 72.6%, of the increase.

     Trust fees from the operation of the trust department of the Bank decreased $1,000, or 2.0%, from $49,000 during the third quarter of 1998 to $48,000 during the same period in 1999, but increased $4,000, or 2.6%, from $153,000 for the first nine months of 1998 to $157,000 for the first nine months of 1999, primarily as a result of an overall increase in the value of assets under management of the trust department.

     Other income is the sum of several components of noninterest income including check printing income, commissions earned from the sale of mutual funds and annuities, insurance premiums earned on automobiles financed by the Company, bankcard royalty income and other sources of miscellaneous income. Other income increased $6,000, or 15.8%, from $38,000 during the third quarter of 1998 to $44,000 during the third quarter of 1999, but decreased $125,000, or 42.1%, from $297,000 for the first nine months of 1998 to $172,000 for the corresponding period in 1999 primarily due to a significant decrease in insurance premiums received during the first nine months of 1999 on automobiles financed by the Company, which loans had declined as a result of a shift by the Company to more commercial and real estate lending.

Noninterest Expenses

     Noninterest expenses increased $1,118,000, or 49.2%, from $2,272,000 during the third quarter of 1998 to $3,390,000 during the third quarter of 1999 and increased $3,363,000, or 50.1%, from $6,709,000 during the first nine months of 1998 to $10,072,000 during the first nine months of 1999. Noninterest expenses for the nine-month period ended September 30, 1999, were higher than the same period for 1998, primarily as a result of the acquisition of Azle State in September 1998, which accounted for $2,322,000, or 69.0%, of the increase. An additional $829,000, or 24.7%, of the increase was due to distributions paid on the Company's 8.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities"), which were issued in an underwritten offering to fund the acquisition of Azle State (the "1998 Offering").

     Salaries and employee benefits rose $410,000, or 37.2%, from $1,102,000 for the third quarter of 1998 to $1,512,000 for the corresponding period of 1999, and increased $1,294,000, or 39.9%, from $3,247,000 for the nine-month period ended September 30, 1998, to $4,541,000 for the corresponding period of 1999. Approximately 88.3% of the increase was a result of the acquisition of Azle State in September 1998.

     Net occupancy expense increased $74,000, or 25.9%, from $286,000 for the third quarter of 1998 to $360,000 for the same period in 1999, and increased $312,000, or 41.4%, from $754,000 for the first nine months of 1998 to $1,066,000 for the first nine months of 1999. Approximately $257,000, or 82.4%, of the year-to-date increase was a result of the acquisition of Azle State.

     Distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures totaled $277,000 and $829,000 for the quarter and nine-month period ended September 30, 1999, respectively, compared to $28,000 for the same periods in 1998. The Company's Trust Preferred Securities were issued in September 1998 in conjunction with the 1998 Offering.

     Equipment expense increased from $222,000 for the third quarter of 1998 to $277,000 for the corresponding period in 1999, representing an increase of $55,000, or 24.8%. These expenses also increased $172,000, or 27.6%, from $624,000 for the first nine months of 1998 to $796,000 for the first nine months of 1999. Approximately $144,000, or 83.7%, of the year-to-date increase was due to the acquisition of Azle State.

     Amortization of intangible assets increased $102,000, or 152.2%, from $67,000 during the third quarter of 1998 to $169,000 during the third quarter of 1999, and increased $323,000, or 179.4%, from $180,000 for the first nine months of 1998 to $503,000 for the first nine months of 1999. Amortization expense of intangible assets related to the acquisition of Azle State on September 22, 1998, was the cause of the increases.

     Stationery, printing and supplies expense increased $40,000, or 33.9%, from $118,000 for the third quarter of 1998 to $158,000 for the third quarter of 1999, and increased $96,000, or 29.6%, from $324,000 for the first nine months of 1998 to $420,000 for the first nine months of 1999. Over 82% of the increase during the first nine months of 1999 was due to the Azle State acquisition.

     Professional fees, which include legal and accounting fees, increased $50,000, or 71.4%, from $70,000 during the third quarter of 1998 to $120,000 during the third quarter of 1999, but decreased $8,000, or 2.4%, from $336,000 during the first nine months of 1998 to $328,000 for the corresponding period of 1999. The Company recorded $125,000 in expense during the second quarter of 1998 as a result of the settlement of potential litigation involving a bank that had been repossessed by a former subsidiary bank of the Company. The decrease in 1999, as a result of this settlement in 1998, was offset somewhat by a $69,000 increase in professional fees due to the acquisition of Azle State.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $18,000 and $74,000 for the third quarter and first nine months of 1999, respectively, compared to net costs of $24,000 and $71,000 for the third quarter and first nine months of 1998, respectively. Of the $74,000 in net costs incurred in 1999, $57,000 represented expenses associated with other repossessed assets, primarily automobiles.

     Other noninterest expense includes, among many other items, postage, data processing, due from bank account charges, advertising, armored car and courier fees, travel and entertainment, regulatory examinations, directors' fees, dues and subscriptions and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses increased $144,000, or 40.6%, from $355,000 during the third quarter of 1998 to $499,000 during the third quarter of 1999, and increased $370,000, or 32.3%, from $1,145,000 for the first nine months of 1998 to $1,515,000 for the first nine months of 1999. Approximately 82.7% of the increase during 1999 was due to the acquisition of Azle State.

Federal Income Taxes

     The Company accrued $276,000 and $322,000 in federal income taxes in the third quarter of 1999 and 1998, respectively, and accrued $908,000 and $885,000 in federal income taxes for the first nine months of 1999 and 1998, respectively. The effective tax rates for the first nine months of 1999 and 1998 were 32.5% and 36.5%, respectively. The lower effective rate for 1999 was a result of an increase in nontaxable income on obligations of states and political subdivisions owned by Azle State.

Impact of Inflation

     The effects of inflation on the local economies in which the various branches of the Bank operate and on the Company's operating results have been relatively modest for the past several years. Because substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate-sensitive assets and liabilities. See "Analysis of Financial Condition-Interest Rate Sensitivity" below.

Analysis of Financial Condition
-------------------------------

Assets

     Total assets decreased $12,690,000, or 3.4%, from $370,178,000 at December 31, 1998, to $357,488,000 at September 30, 1999, due
primarily to a decrease in interest-bearing demand and time deposits during the first nine months of 1999 at most of the Bank's larger branches.

Cash and Cash Equivalents

     The amount of cash and cash equivalents decreased $26,889,000, or 41.5%, from $64,737,000 at December 31, 1998, to $37,848,000 at
September 30, 1999, due to purchases of securities during the first nine months of 1999 with funds that were invested temporarily in federal funds sold at December 31, 1998, and as a result of a decrease in deposits during the first nine months of 1999.

Securities

     Securities increased $12,671,000, or 13.3%, from $95,208,000 at December 31, 1998, to $107,879,000 at September 30, 1999. The
increase in 1999 is due to purchases of securities during the first nine months of 1999 with funds that had been invested temporarily in federal funds sold at December 31, 1998, as noted above.

     The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $48,697,000 are classified as available-for-sale and are carried at fair value at September
30, 1999. Securities totaling $59,182,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At September 30, 1999, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $18,050,000, or 16.7% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                           September 30, 1999         December 31, 1998
                                           -------------------        -----------------
                                            Amount       %            Amount       %
                                           --------  ---------        --------   -------
                                                       (Dollars in thousands)
Carrying value:
 Obligations of U.S. Government
  agencies and corporations                $ 71,242      66.0%         $ 61,669    64.8%
 U.S. Treasury securities                    18,069      16.7            11,573    12.2
 Obligations of states and political
   subdivisions                               9,118       8.5             9,262     9.7
 Mortgage-backed securities                   8,431       7.8            12,121    12.7
 Other securities                             1,019       0.9               583     0.6
                                           --------     -----          --------   -----
Total carrying value of securities         $107,879     100.0%         $ 95,208   100.0%
                                           ========     =====          ========   =====
Total fair value of securities             $106,959                    $ 95,276
                                           ========                    ========


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at September 30, 1999. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

                                                            Estimated  Weighted
Type and Maturity Grouping          Principal     Carrying    Fair     Average
at September 30, 1999                 Amount       Value      Value     Yield
--------------------------         ----------     --------  ---------- --------
                                                (Dollars in thousands)
Obligations of U.S. Government
 agencies and corporations:
 Within one year                   $   13,000     $ 13,021   $  12,999    5.56%
 After one but within five years       58,245       58,221      57,515    5.45
                                   ----------     --------   ---------   -----
  Total obligations of U.S.
   Government agencies and
   corporations                        71,245       71,242      70,514    5.47
                                   ----------     --------    --------    ----
U.S. Treasury securities:
 Within one year                       10,000       10,035      10,040    5.55
 After one but within five years        8,000        8,034       8,034    5.06
                                   ----------    ---------    --------    ----
  Total U.S. Treasury securities       18,000       18,069      18,074    5.33
                                   ----------    ---------    --------    ----

Obligations of states and political
   subdivisions:
 Within one year                            0            0           0      --
 After one but within five years        2,430        2,571       2,502    8.91
 After five but within ten years        3,265        3,421       3,376    9.32
 After ten years                        2,950        3,126       3,099    9.73
                                   ----------    ---------    --------    ----
  Total obligations of states
  and political subdivisions            8,645        9,118       8,977    9.35
                                   ----------    ---------    --------    ----
Mortgage-backed securities              8,370        8,431       8,375    5.90
                                   ----------    ---------    --------    ----
Other securities:
 Within one year                            0            0           0      --
 After one but within five years            0            0           0      --
 After five but within ten years            0            0           0      --
 After ten years                        1,019        1,019       1,019    4.83
                                   ----------   ----------    --------    -----
  Total other securities                1,019        1,019       1,019    4.83
                                   ----------   ----------    --------    ----
   Total securities                $  107,279   $  107,879    $106,959    5.79%
                                   ==========   ==========    ========    ====


Loan Portfolio

     Total loans, net of unearned income, increased $2,894,000, or 1.6%, from $184,560,000 at December 31, 1998, to $187,454,000 at
September 30, 1999. The small increase during the first nine months of 1999 was a result of continued net payoffs of the Company's indirect installment loans. These payoffs resulted in a decrease of approximately $12,826,000, or 42.9%, in such loans during the first three quarters of 1999. This decrease was offset by an aggregate increase in other types of loans, including commercial and real estate loans, during the first nine months of 1999.

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

     Due to diminished loan demand during the early 1990's, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in its market areas. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At September 30, 1999, the Company had approximately $17,064,000, net of unearned income, of this type of loan outstanding compared to approximately $29,890,000 of this type loan at December 31, 1998. The decrease is due to management's decision to shift the loan portfolio toward more commercial and real estate loans and less toward indirect installment loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                        September 30,  December 31,
                                            1999              1998
                                        -------------  --------------
                                                (In thousands)
     Real estate loans                   $   73,424       $  71,901
     Loans to individuals                    51,143          57,564
     Commercial loans                        50,460          47,551
     Other loans                             13,130           9,310
                                        -----------       ---------
      Total loans                           188,157         186,326
     Less unearned income                       703           1,766
                                        -----------       ---------
      Loans, net of unearned income     $   187,454       $ 184,560
                                        ===========       =========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at September 30, 1999, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at September 30, 1999.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at September 30, 1999. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                        One to    Over    Total
                              One Year   Five     Five   Carrying
                              and Less   Years    Years    Value
                              --------  -------  ------- --------
                                       (In thousands)
     Real estate loans        $17,507   $46,535  $ 9,382 $ 73,424
     Commercial loans          30,186    18,384    1,890   50,460
     Other loans               10,523     1,988      619   13,130
                              -------   -------  ------- --------
      Total loans             $58,216   $66,907  $11,891 $137,014
                              =======   =======  ======= ========
     With fixed interest
       rates                  $24,777   $48,946  $ 7,674 $ 81,397
     With variable interest
      rates                    33,439    17,961    4,217   55,617
                              -------   -------  ------- --------
      Total loans             $58,216   $66,907  $11,891 $137,014
                              =======   =======  ======= ========

Allowance for Possible Loan Losses

     Implicit in the Company's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the Company's loan portfolio, additions are made to the

Company's allowance for possible loan losses (the "allowance"). The allowance is created by direct charges against income (the
"provision" for loan losses), and the allowance is available to absorb possible loan losses. See "Results of Operations-Provision for Loan Losses" above.

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $1,821,000, or 0.97% of loans, net of unearned income, at September 30, 1999, compared to $1,842,000, or 1.00% of loans, net of unearned income, at December 31, 1998.

     Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $197,000 and $506,000 in loans during the third quarter and first nine months of 1999, respectively. Recoveries during the third quarter and first nine months of 1999 were $31,000 and $165,000, respectively.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and nine-month periods ended September 30, 1999 and 1998.

                                           Quarter Ended              Nine-month  Period
                                           September 30,              Ended September 30,
                                        ---------------------         --------------------
                                         1999           1998             1999       1998
                                        ----------   --------         --------   ---------
                                                       (Dollars in thousands)
     Analysis of allowance for
      possible loan losses:
     Balance, beginning of period       $    1,837   $  1,121         $   1,842   $  1,173
      Provision for loan losses                150        135               320        435
      Acquisition of subsidiary bank             0        726                 0        726
                                        ----------   --------         ---------   --------
                                             1,987      1,982             2,162      2,334
                                        ----------   --------         ---------   --------
     Loans charged off:
      Real estate loans                          2          0                 3         40
      Loans to individuals                     138        142               414        497
      Commercial loans                          57          2                89          5
      Other loans                                0          0                 0          0
                                        ----------   --------        ----------   --------
       Total charge-offs                       197        144               506        542
                                        ----------   --------        ----------   --------
     Recoveries of loans previously
      charged off:
       Real estate loans                         0          1                46         16
       Loans to individuals                     25         19                92         40
       Commercial loans                          6         27                27         37
       Other loans                               0          0                 0          0
                                        ----------   --------         ---------   --------
        Total recoveries                        31         47               165         93
                                        ----------   --------         ---------   --------
          Net loan charge-offs                 166         97               341        449
                                        -----------  --------         ---------   --------
     Balance, end of period             $    1,821   $  1,885         $    1,82   $  1,885
                                        ==========   ========         =========   ========
     Average loans outstanding,
      net of unearned income(1)         $  184,572   $146,014         $ 183,785   $141,715
                                        ==========   ========         =========   ========
     Ratio of net loan charge-offs to
      average loans outstanding, net
      of unearned income (annualized)         0.36%      0.27%             0.25%      0.42%
                                        ==========   ========         =========   ========
     Ratio of allowance for possible
      loan losses to total loans, net
      of unearned income, at
      September 30                            0.97%      1.00%             0.97%      1.00%
                                        ==========   ========         =========   ========
______________________________
(1)  Average loans, net of unearned income, include the average loans, net of unearned income, of Azle State from September 22, 1998, the date of acquisition of such bank.


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

     As the economies of the Company's market areas recovered and stabilized over the past several years, there was a steady reduction in the amount of the provisions, as a percentage of average loans outstanding, necessary to maintain an adequate balance in the allowance. This reflected not only the loan loss trend, but management's assessment of the continued reduction of credit risks associated with the loan portfolio. The Company increased the provision in the first nine months of 1998, however, due to higher than normal charge-offs in the Company's indirect installment loan portfolio, which, as noted above, continues to decline. As noted above, the Company made a smaller provision during the first three quarters of 1999 due to decreased net loan charge-offs during that time period.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at September 30, 1999, and December 31, 1998.


                               September 30, 1999              December  31, 1998
                          ----------------------------    ------------------------------
                                        Percent of                         Percent of
                                        Loans by                           Loans by
                          Amount of     Category to        Amount of       Category to
                          Allowance     Loans, Net of      Allowance       Loans, Net of
                          Allocated to  Unearned           Allocated to    Unearned
                          Category      Income              Category       Income
                          ------------  -------------     -------------    -------------
                                  (Dollars in thousands)
Real estate loans           $  203        39.2%           $    106               39.0%
Loans to individuals           729        26.9                 577               30.2
Commercial loans               234        26.9                 164               25.8
Other loans                     32         7.0                   9                5.0
                            ------      ------            --------              -----
 Total allocated             1,198       100.0%                856              100.0%
                                        ======                                  =====
Unallocated                    623                             986
                            ------                        --------
Total allowance for
 possible loan losses       $1,821                        $  1,842
                            ======                        ========

        >

Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that may be in the process of being charged off, depending on the reason for the loss classification. At
September 30, 1999, substandard loans totaled $1,772,000, of which $605,000 were loans designated as nonaccrual, 90 days past due or restructured. There were no doubtful loans and loss loans totaled $20,000. Of the $20,000 in loans classified as loss, all are installment loans that are 120 days past due and, according to regulatory guidelines, must be classified as loss. Substandard, doubtful and loss loans at December 31, 1998, were $880,000, $5,000 and $10,000, respectively. The primary reason for the increase in substandard loans from December 31, 1998, to September 30, 1999, was the classification of $430,000 in loans to individuals as substandard at September 30, 1999. These loans were in bankruptcy and had not yet established a nine-month satisfactory payment history. According to new regulatory guidelines, such loans should be classified as substandard. Such loans at December 31, 1998, totaled $535,000 and were included on the Bank's internal "watch list."

     In addition to the internally classified loans, the Bank also has a watch list of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at September 30, 1999, were current and paying in accordance with loan terms. At September 30, 1999, watch list loans totaled $1,198,000 (including $714,000 of loans guaranteed by U.S. governmental agencies). Watch list loans at December 31, 1998, totaled $1,423,000. The primary reason for the decrease from December 31, 1998, to September 30, 1999, was the reclassification of certain loans involved in bankruptcy proceedings from watch to substandard due to a change in the regulatory guidelines as noted above. At September 30, 1999, $100,000 of loans not classified and not on the watch list were designated as nonaccrual, 90 days past due or restructured loans. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at September 30, 1999, and December 31, 1998.

                                        September 30,  December 31,
                                           1999            1998
                                        -----------    -------------
                                           (In thousands)
     Nonaccrual loans                   $     258       $    238
     Accruing loans contractually
       past due over 90 days                  331            198
     Restructured loans                       136            110
     Other real estate and other
      repossessed assets                      308            630
                                        ---------       --------
     Total nonperforming assets         $   1,033       $  1,176
                                        =========       ========

     The gross interest income that would have been recorded during the third quarter and first nine months of 1999 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $7,000 and $16,000, respectively. Interest income totaling $1,000 was actually recorded (received) on loans that were on nonaccrual during the first nine months of 1999.

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

Intangible Assets

     Intangible assets decreased $503,000, or 4.6%, from $10,831,000 at December 31, 1998, to $10,328,000 at September 30, 1999. This decrease was due entirely to core deposit intangible and goodwill amortization expense recorded during the first nine months of 1999.

Premises and Equipment

     Premises and equipment decreased $422,000, or 4.1%, during the first nine months of 1999, from $10,294,000 at December 31, 1998, to $9,872,000 at
September 30, 1999. The decrease was due to depreciation expense of $563,000, which was recorded during the first nine months of 1999. This decrease was partially offset by purchases of small amounts of equipment during the first three quarters of 1999.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $264,000, or 8.1%, from $3,254,000 at December 31, 1998, to $3,518,000 at September 30, 1999.
The increase was primarily a result of the increase in commercial and real estate loans and securities, and a decrease in federal funds sold, on which interest is collected daily. Of the total balance at September 30, 1999, $2,067,000, or 58.8%, was interest accrued on loans and $1,451,000, or 41.2%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1998, were $1,819,000, or 55.9%, and $1,435,000, or 44.1%, respectively.

Other Real Estate and Other Repossessed Assets

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At September 30, 1999, and December 31, 1998, other real estate and other repossessed assets had an aggregate book value of $308,000 and $630,000, respectively. Other real estate and other repossessed assets decreased $322,000, or 51.1%, during the first nine months of 1999, primarily due to the sale of repossessed automobiles. Of the September 30, 1999, balance, $184,000 represented three commercial and two residential properties, and $124,000 represented twenty-one (21) repossessed automobiles.

Other Assets

     The most significant component of other assets at September 30, 1999, is a net deferred tax asset of $377,000. The balance of other assets decreased $404,000, or 16.1%, to $2,102,000 at September 30, 1999, from $2,506,000 at
December 31, 1998, partially as a result of a decrease in the Company's net deferred tax asset due to the utilization of a portion of the Company's tax credit carryforwards.

Deposits

     The Bank's lending and investing activities are funded almost entirely by core deposits, 50.7% of which are demand, savings and money market deposits at September 30, 1999. Total deposits decreased $12,949,000, or 3.9%, from $330,804,000 at December 31, 1998, to $317,855,000 at September 30, 1999. The
decrease was due to a decrease in interest-bearing demand and time deposits at most of the Bank's larger branches. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters and nine-month periods ended September 30, 1999 and 1998.



                                        Quarter Ended September 30,         Nine-month Period Ended September 30,
                              ---------------------------------------      ----------------------------------------
                                        1999               1998(1)               1999              1998(1)
                              --------------------     ---------------     ------------------   -------------------
                                 Average  Average    Average   Average     Average    Average    Average    Average
                                 Amount    Rate      Amount     Rate        Amount     Rate       Amount     Rate
                              ----------  -------    --------- -------     --------   -------   ---------   -------
                                                            (Dollars in thousands)
Noninterest-bearing
  demand deposits             $  58,751       --%    $  43,474      --%    $ 57,921        --%  $ 43,154        --%
Interest-bearing demand,
  savings and money
  market deposits               105,467     2.08        79,022    2.50      107,074      2.10     77,980      2.59
Time deposits of less
  than $100,000                 108,383     4.75        86,189    5.36      109,806      4.79     84,081      5.32
Time deposits of
  $100,000 or more               47,365     4.88        39,727    5.46       47,574      4.91     39,568      5.41
                              ---------  -------     ---------    ----     --------      ----   --------      ----
 Total deposits               $ 319,966     3.02%    $ 248,412    3.53%    $322,375      3.05%  $244,783      3.53%
                              =========  =======     =========    ====     ========      ====   ========      ====

______________________________
(1)  The average amounts of, and average rates paid on, deposits include the averages for Azle State from September 22, 1998, the date of acquisition of such bank.


The maturity distribution of time deposits of $100,000 or more at September 30, 1999, is presented below.

                                                    At September 30, 1999
                                                    ----------------------
                                                       (In thousands)
          3 months or less                                 $16,657
          Over 3 through 6 months                           13,301
          Over 6 through 12 months                          14,769
          Over 12 months                                     3,782
                                                       -----------
             Total time deposits of $100,000 or more   $    48,509
                                                       ===========

     The Bank places experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At September 30, 1999, and December 31, 1998, deposits of $100,000 or more represented approximately 13.6% and 13.4%, respectively, of the Company's total assets.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased
$257,000, or 22.1%, from $1,163,000 at December 31, 1998, to
$906,000 at September 30, 1999, due to a decrease in overall interest rates that were being paid on deposits during 1999 compared to rates that were paid during 1998.

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities decreased $8,000 or 1.1%, from $706,000 at December 31, 1998, to $698,000 at September 30, 1999, due primarily to a decrease in the amount of insurance premiums on indirect automobile loans that had been collected from loan customers and were payable to the insurance company.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 64.6% at the 90-day interval, 57.2% at the 180-day interval and 55.7% at the 365-day interval at September 30, 1999. Currently, the Company is in a liability-sensitive position at the three intervals. During an overall declining interest rate environment, as was the case in the first nine months of 1999, this position would normally produce a higher net interest margin than in a rising interest rate environment; however, because the Company had $102,466,000 of interest-bearing demand, savings and money market deposits at September 30, 1999, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily increase significantly in an overall declining interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 96.9% at September 30, 1999. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at September 30, 1999.


                                                                        Volumes
                                    Cumulative Volumes                 Subject to
                                    Subject to Repricing Within        Repricing
                               --------------------------------------    After
                                 90 Days     180 Days      365 Days      1 Year      Total
                               ----------    ---------    -----------  --------     --------
Interest-earning assets:                          (Dollars in thousands)
 Federal funds sold            $  19,450     $ 19,450     $   19,450   $      0     $ 19,450
 Securities                       11,627       18,007         24,868      3,011      107,879
 Loans, net of unearned income    68,635       75,501         90,158     97,296      187,454
                               ---------     --------     ----------   --------     --------
  Total interest-earning assets   99,712      112,958        134,476    180,307      314,783
                               ---------     --------     ----------   --------     --------
Interest-bearing liabilities:
 Demand, savings and money
  market deposits                102,466      102,466        102,466          0      102,466
 Time deposits                    52,001       94,875        138,766     18,017      156,783
                               ---------     --------     ----------   --------     --------
  Total interest-bearing
   liabilities                   154,467      197,341        241,232     18,017      259,249
                               ---------     --------     ----------   --------     --------
Rate-sensitivity gap(1)        $ (54,755)    $(84,383)    $ (106,756)  $162,290     $ 55,534
                               =========     ========     ==========   ========     ========

Rate-sensitivity ratio(2)           64.6%        57.2%          55.7%
                               =========     ========     ==========

______________________________
(1)  Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2)  Rate-sensitive interest-earning assets divided by rate-sensitive interest-
     bearing liabilities.

                                        -23-

Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters and nine-month periods ended
September 30, 1999 and 1998.


                                      Quarter Ended             Nine-month Period
                                      September 30,          Ended September 30,
                                   -------------------      ---------------------
                                    1999        1998(1)       1999       1998(1)
                                   ------   ----------      ---------    --------
Net income to:
  Average assets                    0.70%       0.83%        0.70%         0.77%
  Average interest-earning assets   0.80        0.93         0.79          0.86
  Average stockholders' equity     10.12       10.42        10.19          9.65
Dividend payout (2) to:
  Net income                       17.27       17.49        17.37         19.30
  Average stockholders' equity      1.75        1.82         1.77          1.86
Average stockholders' equity to:
  Average total assets              6.93        7.97         6.82          7.94
  Average loans (3)                13.51       14.93        13.45         15.03
  Average total deposits            7.79        8.78         7.67          8.70
Average interest-earning assets to:
  Average total assets             88.13       89.32        87.82         89.45
  Average total deposits           99.13       98.39        98.65         98.01
  Average total liabilities        98.51       97.56        98.03         97.34
Ratio to total average deposits of:
  Average loans (3)                57.68       58.78        57.01         57.89
  Average noninterest-bearing
   deposits                        18.36       17.50        17.97         17.63
  Average interest-bearing
   deposits                        81.64       82.50        82.03         82.37
Total interest expense to total
  interest income                  39.92       45.07        40.86         46.00
Efficiency ratio (4)               65.80       66.15        65.71         67.47
___________________________
(1)  Average balance sheet and income statement items include the accounts for
     Azle State from September 22, 1998, the date of acquisition of such bank.
(2)  Dividends on Common Stock only.
(3)  Before allowance for possible loan losses.
(4)  Calculated as a noninterest expense less distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures, amortization of intangibles and expenses related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.


Liquidity

The Bank

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $18,233,000 and $19,103,000 during the third quarter and first nine months of 1999, respectively, and $14,023,000 and $13,783,000 during the third quarter and first nine months of 1998, respectively. These amounts comprised 5.1% and 5.3% of average total assets during both the third quarter and first nine months of 1999, respectively, and 5.1% of average total assets during both the third quarter and first nine months of 1998, respectively. The average level of securities and federal funds sold was $132,621,000 and $134,250,000 during the third quarter and first nine months of 1999, respectively, and $98,399,000 and $98,195,000 during the third quarter and first nine months of 1998, respectively. The increases in average balances from of 1998 to 1999 were primarily due to the acquisition of Azle State in September 1998.

     There were no sales of securities during the quarters or nine-month periods ended September 30, 1999 and 1998. At September 30, 1999, $23,056,000, or 23.2%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $68,826,000, or 69.2%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and primarily with fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At September 30, 1999, approximately $97,296,000, or 51.9%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $80,394,000, or 58.7%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition-Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the third quarter and first nine months of 1999, the Company's average deposits were $319,966,000 and $322,375,000, or 88.9% or 89.0% of average total assets, respectively, compared to $248,412,000 and $244,783,000, or 90.8% and 91.3% of average total assets, during the third quarter and first nine months of 1998, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition-Deposits" above.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the third quarter and first nine months of 1999 were $400,000 and $1,275,000, respectively; in turn, Independent Financial and Independent Capital Trust paid dividends to the Company totaling $409,000 and $1,302,000, respectively, during the same time periods of 1999. Dividends paid by the Bank to Independent Financial during the third quarter and first nine months of 1998 totaled $4,750,000 and $5,000,000, respectively; in turn, Independent Financial paid dividends to the Company of $4,750,000 and $5,000,000, respectively, during the same time periods. At September 30, 1999, there were approximately $4,818,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 50.1% and 2.6% respectively, of the Company's total cash flow during the third quarter of 1999. These percentages were 47.9% and 3.4%, respectively, for the first nine months of 1999. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $1,362,000 were paid by the Bank to the Company during the first nine months of 1999, compared to a total of $1,033,000 during the first nine months of 1998.

     All of the Company's net operating loss carryforwards available for regular federal income tax purposes were fully utilized by December 31, 1997. The Company has alternative minimum tax credit carryforwards available which should not be fully utilized before December 31, 1999.

     The Bank pays management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $25,000 and $98,000 in management fees to the Company in the third quarter and first nine months of 1999, respectively. The Bank paid a total of $24,000 and $97,000 in management fees to the Company during the third quarter and first nine months of 1998, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

Capital Resources

     At September 30, 1999, stockholders' equity totaled
$25,029,000, or 7.0% of total assets, compared to $24,505,000, or
6.6% of total assets, at December 31, 1998.

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

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at September 30, 1999.

  The Company                                 September 30, 1999
  -----------                               ----------------------
                                            (Dollars in thousands)
  Tier 1 capital:
   Common stockholders' equity, excluding
     unrealized loss on available-for-sale
     securities                                    $ 25,052
   Qualifying Series C Preferred Stock and
    guaranteed preferred beneficial interests in
    the Company's subordinated debentures(1)          8,350
                                                   --------
    Total core capital elements                      33,402
   Intangible assets                                (10,328)
                                                   --------
   Total Tier 1 capital                              23,074
                                                   --------
  Tier 2 capital:
   Guaranteed preferred beneficial interests in
    the Company's subordinated debentures(1)          4,838
   Allowance for possible loan losses (2)             1,821
                                                   --------
   Total Tier 2 capital                               6,659
                                                   --------
   Total capital                                   $ 29,733
  Risk-weighted assets                             $200,743
                                                   ========
  Adjusted quarterly average assets                $349,520
                                                   ========


                                   Regulatory    Well-capitalized     Actual Ratios at
The Company                          Minimum         Minimum         September 30,1999
-----------                        ----------    ----------------    -----------------
Tier 1 capital to risk- weighted
   assets ratio                         4.00%           6.00%            11.49%
Total capital to risk-weighted
   assets ratio                         8.00           10.00             14.81
Leverage ratio                          4.00            5.00              6.60

The Bank
--------

Tier 1 capital to risk-weighted
   assets ratio                         4.00%           6.00%            13.25%
Total capital to risk-weighted
   assets ratio                         8.00           10.00             14.16
Leverage ratio                          4.00            5.00              7.59
___________________________
(1) Limited to 25% of total core capital elements, with any remainder qualifying as Tier  2 capital.
(2) Limited to 1.25% of risk-weighted assets.


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at September 30, 1999.

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

     At its meeting on October 20, 1999, the Board of Directors of the Company approved the payment of the regular quarterly cash dividend of $0.05 per share on November 30, 1999, to shareholders of record of the Common Stock on November 15, 1999.

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

     The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company leased virtually all of its computer hardware under leases that expired during 1998. The Company replaced this hardware, as well as the software used for its main operating system and major banking applications, during this same time period. The modification process of all significant mission-critical applications by outside hardware and software suppliers is complete. The testing process of all significant mission-critical applications has been completed and all such hardware and software tested was found to be Year 2000 compliant. Testing on most nonmission-critical systems has already taken place, also. Management currently anticipates that testing of all remaining nonmission-critical applications will take place before December 31, 1999.

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

     PART II

     OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Estate of Harry V. Howard, Deceased, filed a lawsuit against the Bank (as successor to First State Bank of Odessa, N.A.), (The Estate of Harry V. Howard, Deceased v. First State Bank of Odessa, N.A., Odessa, Texas, Cause No. 1268) on July 9, 1999, in the County Court of Upton County, Texas. This case was subsequently refiled in the 104th District Court for Taylor County, Texas as Cause No. 22080-B. The plaintiffs' lawsuit relates to the Banks' management of the Harry V. Howard Trust. The lawsuit alleges that the Bank, in its capacity as trustee of this testamentary trust, failed to adequately oversee the trust assets and allowed waste to occur to the trust principal. Additionally, the lawsuit alleges that the Bank made inappropriate distributions to the current beneficiary of the trust. The lawsuit also alleges, among other things, other general acts of mismanagement and breach of fiduciary duty. The lawsuit seeks actual and exemplary damages in excess of $10,000,000, as well as pre- and post-judgment interest and attorneys' fees. The Bank denies any allegations made in the petition and intends to vigorously defend this suit.

     The Bank has trust errors and omissions liability insurance to cover certain risk associated with claims filed against the Bank as trustee. The Bank has notified the insurance company of the complaint filed against the Bank. The insurance company has neither admitted nor denied coverage.

     The above mentioned complaint is at an early stage and discovery has not yet begun. Consequently, at this time it is not possible to predict whether the Bank will incur any liability or to estimate the damages, or the range of damages, if any, that the Bank might incur in connection with such action. The Bank is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance should damages with respect to the above action be incurred.

     The Company is involved in various other litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such other litigation would not be material in relation to the Company's financial position or results of operations.

Item 2.   Changes in Securities.
     None
Item 3.   Defaults upon Senior Securities.
     None
Item 4.   Submission of Matters to a Vote of Security Holders.
     None
Item 5.   Other Information.
     None
Item 6.   Exhibits and Reports on Form 8-K.
     (a)  Exhibits
          10.1 Form of Employee Retention Agreements
          27.1 Financial Data Schedule
     (b)  Reports on Form 8-K
     None

                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  November 15, 1999           Independent Bankshares, Inc.
                                   (Registrant)



                              By:  /s/RANDAL N. CROSSWHITE
                                   --------------------------------
                                   Randal N. Crosswhite
                                   Senior Vice President and Chief
                                   Financial Officer