Form 10-K405
period 1999-12-31
INDEPENDENT BANKSHARES INC
filed 2000-03-31
CIK 318870

_____________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________

FORM 10-K
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 1999

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission File Number: 0-10196

INDEPENDENT BANKSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	75-1717279 (I.R.S. Employer Identification No.)

547 Chestnut Street Abilene, Texas (Address of Principal Executive Offices)	79602 (Zip Code)

Registrant's Telephone Number, Including Area Code: (915) 677-5550

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class ---------------------------------------------------------------------------	Name of each exchange on which registered ----------------------------------------------------------------
Common Stock, $0.25 Par Value 8.5% Cumulative Trust Preferred Securities, Guaranteed by Independent Bankshares, Inc., Stated Value $10.00	American Stock Exchange American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None
______________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          Yes [x]    No   [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          [x]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the market value of such stock on March 15, 2000, was $9,948,000. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant. At March 15, 2000, 2,273,647 shares of the Registrant's common stock, $0.25 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:
(1) (2)

Annual Report to Shareholders for the fiscal year ended December 31, 1999, furnished to the Commission pursuant to Rule 14a-3(b) - Part II and Part IV.
Definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held April 25, 2000 - Part III.

________________________________________________________________________________________________________________


TABLE OF CONTENTS
Page

PART I..........................................................................................................................................................................

   ITEM 1.      BUSINESS.............................................................................................................................................

   ITEM 2.      PROPERTIES........................................................................................................................................

   ITEM 3.      LEGAL PROCEEDINGS......................................................................................................................

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................

1 1 11 12 12

PART II.........................................................................................................................................................................

    ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER                            MATTERS............................................................................................................................................

    ITEM 6.     SELECTED FINANCIAL DATA.........................................................................................................
    ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                            RESULTS OF OPERATIONS.............................................................................................................

    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS....................

    ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................

    ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                            FINANCIAL DISCLOSURE...............................................................................................................

13 13 14 14 14 14 14

PART III......................................................................................................................................................................

    ITEM 10.    DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................

    ITEM 11.    EXECUTIVE COMPENSATION......................................................................................................

    ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....

    ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................

15 15 15 15 15

PART IV......................................................................................................................................................................

    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........

16 16
SIGNATURES.............................................................................................................................................................	18


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

ITEM 1.     BUSINESS

General

     Independent Bankshares, Inc., a Texas corporation (the "Company"), is a bank holding company headquartered in Abilene, Texas. The Company owns all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owns through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of First State Bank, National Association, Abilene, Texas (the "Bank"). At December 31, 1999, the Bank operated full-service banking locations in the Texas cities of Abilene (three locations), Azle (two locations), Lubbock, Odessa (four locations), San Angelo, Stamford and Winters.

     The Company's primary activities are to assist the Bank in the management and coordination of its financial resources and to provide capital, business development, long range planning and public relations for the Bank. The Bank operates under the day-to-day management of its own officers and board of directors and formulates its own policies with respect to banking matters.

     At December 31, 1999, the Company had, on a consolidated basis, total assets of $358,262,000, total deposits of $318,299,000, total loans, net of unearned income, of $186,626,000 and total stockholders' equity of $25,356,000. The Company's net income has grown from $304,000 in 1990 to $2,452,000 in 1999. Additionally, since 1990, the Company's total loans have grown at a 13.5% average annual rate, resulting from a combination of internal growth and the Company's acquisition of community banks.

     The Company's complete mailing address and telephone number is 547 Chestnut Street, Abilene, Texas 79602, (915) 677-5550.

The Bank

     The Company conducts substantially all of its business through the Bank and its various branches in Texas. Each of the Bank's branches is an established franchise with a significant presence in its respective service area. The combined branches in Abilene had the seventh largest total deposits of eleven financial institutions that had branch(es) in Taylor County, at June 30, 1999, the latest date for which information is available. The combined branches in Azle had the twenty-third largest total deposits of fifty-one financial institutions that had branch(es) in Tarrant County at June 30, 1999. The branch in Lubbock had the thirteenth largest total deposits of sixteen banks that had branch(es) in Lubbock County at June 30, 1999. The combined branches in Odessa had the seventh largest total deposits of ten financial institutions that had branch(es) in Ector County at June 30, 1999. The branch in San Angelo had the ninth largest total deposits of thirteen financial institutions that had branch(es) in Tom Green County at June 30, 1999. The branch in Stamford had the third largest total deposits of five financial institutions that had branch(es) in Jones County at June 30, 1999. The branch in Winters had the fifth largest total deposits of seven financial institutions that had branch(es) in Runnels County at June 30, 1999. The Bank operates through its branches as community banks that focus on long-term relationships with customers and provide individualized, quality service. Reflecting its community banking heritage, the Bank has a stable deposit base from customers located within its Texas market area. The Bank's recent financial performance is characterized by consistent core earnings, an increasingly diversified loan portfolio and strong asset quality. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent provided by law.

     At December 31, 1999, the Bank had total assets of $357,126,000, total deposits of $318,666,000, total loans, net of unearned income, of $186,626,000, and total stockholder's equity of $36,919,000.


     The principal services provided by the Bank are as follows:

     Commercial Services. The Banks provides a full range of banking services for its commercial customers. Commercial lending activities include short-term and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing and interim and permanent real estate lending. Other services include cash management programs and federal tax depository and night depository services.

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

Acquisition and Branch Activities

     Azle Bancorp and Azle State Bank. The Company completed the acquisition of Azle Bancorp and its subsidiary bank, Azle State Bank, Azle, Texas ("Azle State"), effective September 22, 1998, for an aggregate cash consideration of $19,025,000. To obtain funding for the acquisition, the Company sold an aggregate of 230,000 shares of Common Stock at a price of $11.50 per share, and Independent Capital sold 1,300,000 of its 8.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") at $10.00 per preferred security (having a liquidation value of $13,000,000) (together, the "1998 Offering"). The proceeds from the sale of the Trust Preferred Securities were used by Independent Capital to purchase an equivalent amount of Subordinated Debentures of the Company. The Company also borrowed $4,300,000 from a financial institution in Fort Worth, Texas (the "Fort Worth Bank") to finance a portion of the cost of acquiring Azle Bancorp. The borrowings from the Fort Worth Bank were paid off on September 30, 1998, from the proceeds of a cash dividend paid to the Company by Azle State. At the date of acquisition, Azle Bancorp had total assets of $93,158,000, total loans, net of unearned income, of $45,163,000, total deposits of $80,955,000 and stockholders' equity of $9,872,000. This acquisition was accounted for using the purchase method of accounting. A total of $8,014,000 of intangible assets was recorded as a result of this acquisition. The core deposit intangible is being amortized over a period of 12 years, and the goodwill is being amortized over a period of 25 years. On March 12, 1999, Azle State was merged with and into the Bank.

     Crown Park and Western National. The Company completed the acquisition of Crown Park Bancshares, Inc. ("Crown Park") and its wholly owned subsidiary bank, Western National Bank, Lubbock, Texas ("Western National"), effective January 28, 1997, for an aggregate cash consideration of $7,510,000. On the acquisition date, Crown Park was merged with and into a wholly owned subsidiary of the Company and Western National was merged with and into the Bank. To obtain funding for the acquisition, the Company sold an aggregate of 395,312 shares of Common Stock in an underwritten offering at a price of $11.40 per share (the "1997 Offering"). The 1997 Offering included the sale of 51,562 shares covered by the underwriter's over-allotment option. The above number of shares and price per share have been adjusted for the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to the Company's shareholders in May 1997. The Company borrowed $800,000 from a financial institution in Amarillo, Texas (the "Amarillo Bank") to finance a portion of the cost of acquiring Crown Park. The $800,000 of borrowings was reduced to $400,000 with the proceeds of the sale of the over-allotment shares. The borrowing was paid off on December 31, 1997. At the date of acquisition, Crown Park had total assets of $60,420,000, total loans, net of unearned income, of $41,688,000, total deposits of $53,604,000 and stockholders' equity of $4,238,000. This acquisition was accounted for using the purchase method of accounting. A total of $2,486,000 of goodwill was recorded as a result of this acquisition. This goodwill is being amortized over a period of 15 years.

     Supermarket Branches. During the second quarter of 1997, the Bank filed an application with the Office of the Comptroller of the Currency (the "Comptroller") to establish four additional branch banking facilities. These facilitates, two in Abilene and two in Odessa, are to be located in large supermarkets. The Bank received approval to


open the branches during the third quarter and in October 1997 opened two full-service branch locations in large supermarkets, one in Abilene and one in Odessa. One additional branch in another large supermarket in Odessa was opened during the second quarter of 1998. A contract for the fourth supermarket branch, to be located in Abilene, has not yet been executed at this date. Management of the Company believes that establishing bank branches in supermarkets is one of the most economical ways to increase market share of the Bank in its West and North Central Texas market areas.

Other Subsidiaries

     At the present time, the Company does not have any subsidiaries other than Independent Capital, Independent Financial and the Bank.

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

     Decentralized Decision Making. The Company's decentralized decision making authority, vested in the president and senior officers of the Abilene, Azle, Lubbock and Odessa branches, allows for rapid response time and flexibility in dealing with customer requests and credit needs and has contributed to a 6.8% increase in the Company's commercial and real estate loan portfolio during the twelve-month period ended December 31, 1999.

     Credit Quality Standards. The Company's attention to credit quality standards has allowed it to expand its commercial loan portfolio while maintaining superior asset quality. Nonperforming assets were 0.25% of total assets at December 31, 1999.

     Efficient and Convenient Delivery Systems. The Company's efforts to maintain and expand efficient and convenient delivery systems for its products and services have included the recent expansion of its branch network by locating banking centers in a leading supermarket chain in Abilene (one location) and Odessa (two locations) and the introduction of computer and telephone home banking. The Company also maintains eighteen ATMs throughout its market area.

     Acquisition Activity. The Company's strategy of opportunistically acquiring banks in its West Texas market has resulted in its acquisition of four banks and one branch in the last six years. The Company currently has locations in or near five of the major markets in West and North Central Texas.

Supervision and Regulation

     References in this report to applicable statutes, regulations and policies are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes, regulations and policies.

General

     The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities.


The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

     The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (as amended, the "BHCA") and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

     The Bank, a national banking association organized under the National Bank Act, is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the "OCC"). Prior to its merger with and into the Bank on March 12, 1999, Azle State was a Texas state-chartered bank subject to regulation by the Texas Department of Banking (the "TDB"). Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to supervision and regulation by the FDIC (even though the FDIC is not the primary federal regulator of the Bank).

Recent Legislation

     The enactment of the legislation described below has significantly affected the banking industry generally and will have an ongoing effect on the Company and the Bank in the future.

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


The Federal Deposit Insurance Corporation Improvement Act of 1991

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. FDICIA, in general, includes provisions, among others, to:

*	increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks;
*	reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums;
*	establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty;
*

establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that impose more scrutiny and restrictions on less capitalized institutions;

*

require banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal shareholders, and establish standards for loans secured by real estate;

*	adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts;
*

revise risk-based capital standards to ensure that they take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and reflect the actual performance and expected risk of loss of multi-family mortgages; and

*	restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval.

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

     FDICIA, as noted above, authorizes and (under certain circumstances) requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. The federal banking agencies are required, under FDICIA, to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction plus, in their discretion, individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution is designated:

*

"well-capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

*	"adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater;
*	"undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%;
*

"significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and

*	"critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

     As described under "Management's Discussion and Analysis of Financial Condition and Results of OperationsCapital Resources," both the Company and the Bank were "well capitalized" at December 31, 1999.

     As described under "Management's Discussion and Analysis of Financial Condition and Results of OperationsCapital Resources," both the Company and the Bank were "well capitalized" at December 31, 1999.

     As described under "Management's Discussion and Analysis of Financial Condition and Results of OperationsCapital Resources," both the Company and the Bank were "well capitalized" at December 31, 1999.

     As described under "Management's Discussion and Analysis of Financial Condition and Results of OperationsCapital Resources," both the Company and the Bank were "well capitalized" at December 31, 1999.

     As described under "Management's Discussion and Analysis of Financial Condition and Results of OperationsCapital Resources," both the Company and the Bank were "well capitalized" at December 31, 1999.

     As described under "Management's Discussion and Analysis of Financial Condition and Results of OperationsCapital Resources," both the Company and the Bank were "well capitalized" at December 31, 1999.

     Pursuant to FDICIA, the Federal Reserve and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined loan is originated. The guidelines require that the institution's real estate policy include proper loan documentation and prudent underwriting standards. These guidelines became effective on March 19, 1993. These rules have had no material adverse impact on the Company and the Bank.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994

     Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") in September 1994. Since September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provided that, subject to future action by individual states, a holding company has the right, commencing in 1997, to convert the banks which it owns in di tate banks operating in Texas, and included a "super parity" provision that provides a framework for a bank chartered in Texas, upon application, to conduct any of the activities allowed to any other state or federal financial institution in the nation.

ned the nonbanking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatorily approved nonbanking activity without prior notice to the Federal Reserve; written notice is required within 10 days after commencing the activity. Under er Tier 1 capital. The foregoing prior notice requirement also applies to commencing nonbanking activity de novo which has been previously approved by order of the Federal Reserve, but not yet implemented by regulations.

Pending Legislation

     Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. The Company cannot predict whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

Bank and Bank Holding Company Regulation

Gramm-Leach-Bliley Act of 1999

     Historically, the Company has been prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to the Bank, except that the Federal Reserve has permitted bank holding companies to engage in and own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full pay out, nonoperating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve has considered whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, and conflicts of interest or unsound banking practices. In considering any application for approval of an acquisition or merger, the Federal Reserve is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant's record of compliance with the Community Reinvestment Act, which generally requires a financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

     The Gramm-Leach-Bliley Act ("Gramm-Leach"), enacted by Congress in November 1999, now permits bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become "financial holding companies." Beginning in March 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be "financial in nature." Gramm-Leach also provides that the list of permissible


activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological change.

     Although it preserves the Federal Reserve as the umbrella supervisor of financial holding companies, Gramm-Leach adopts an administrative approach to regulation that defers to the approval and supervisory requirements of the functional regulators of insurers and insurance agents, broker-dealers, investment companies and banks, as applicable. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries would retain their jurisdiction and authority over the operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of financial holding companies' subsidiaries through its power over the financial holding company parent. In addition, Gramm-Leach contains numerous trigger points related to legal noncompliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

     The Company has not, as of the date hereof, elected to become a financial holding company.

     The BHCA imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve and other banks and nonbank companies in the same holding company. Under the BHCA and the Federal Reserve's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Company, as an affiliate of the Bank, is subject to certain restrictions regarding transactions between a bank and companies with which it is affiliated. These provisions limit extensions of credit (including guarantees of loans) by the Bank to affiliates, investments in the stock or other securities of the Company by the Bank, and the nature and amount of collateral that the Bank may accept from any affiliate to secure loans extended to the affiliate.

Insurance of Accounts

     The FDIC provides insurance, through the BIF, to deposit accounts at the Bank to a maximum of $100,000 for each insured depositor. Effective January 1, 1996, the FDIC implemented an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only. At this time, the deposit insurance assessment rate for institutions in the lowest risk-based premium category is zero.

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

     The Federal Reserve and the OCC have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8%, of which at least one-half must be Tier 1 capital.

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


companies seeking to expand, however, the Federal Reserve expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.

     On October 21, 1996, the Federal Reserve issued a press release announcing that it had approved the use of certain cumulative preferred stock instruments in Tier 1 capital for bank holding companies.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations Capital Resources" for a discussion of the capital adequacy of the Company and the Bank.

     Management of the Company believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the operations of the Bank. The requirement of deducting certain intangibles in computing capital ratios contained in the guidelines, however, could adversely affect the ability of the Company to make acquisitions in the future in transactions that would be accounted for using the purchase method of acquisitions using the pooling of interests method of accounting, the Company has not historically made, and has no present plans to make, acquisitions on this basis.

Community Reinvestment Act

     The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applicatio

Regulations Governing Extensions of Credit

     The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company or the Bank or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions limit the ability of the Company to borrow funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, under the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

     The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above or who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

Reserve Requirements

     The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and nonpersonal time deposits. Reserves of 3% must be maintained against net transaction accounts of $44.3 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,329,000 plus 10% of the amount over $44.3 million (subject to adjustment by the Federal Reserve) must be maintained against that portion of net transaction account balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

     Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds before borrowing from the Federal Reserve Bank.


Dividends

     The Company's primary sources of funds are the dividends and management fees paid by the Bank. The ability of the Bank to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by its primary regulators and by the principles of prudent bank management.

Monetary Policy and Economic Control

     The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of and changes in reserve requirements ag ks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and such use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted.

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

Employees

     At March 15, 2000, the Company and the Bank had 173 full-time equivalent employees. Employees are provided with employee benefits, such as an employee stock ownership/401(k) plan and life, health and long-term disability insurance plans. The Company considers the relationship of the Bank with its employees to be good.


ITEM 2.     PROPERTIES

     At March 15, 2000, the Company occupied approximately 600 square feet of space for its corporate offices at 547 Chestnut Street, Abilene, Texas. The Main Bank of the Bank occupies approximately 8,000 square feet at this same facility. The following table sets forth, at March 15, 2000, certain information with respect to the banking premises owned or leased by the Company and the Bank. The Company considers such premises adequate for its needs and the needs of the Bank.
Location	Approximate Square Footage	Ownership and Occupancy
Abilene, Texas	8,600	Owned by the Bank; occupied by the Main Bank and the Company
Abilene, Texas	3,500	Owned by the Bank; occupied by the Wylie Branch
Abilene, Texas	400	Leased by the Bank; occupied by the Buffalo Gap Road Branch
Azle, Texas	20,400(1)	Owned by the Bank and two other condominium owners; occupied and leased by the Azle Main Branch
Azle, Texas	3,900	Owned by the Bank; occupied by the Azle North Branch
Lubbock, Texas	23,200 (2)	Owned by the Bank; occupied and leased by the Lubbock Branch
Odessa, Texas	62,400 (3)	Owned by the Bank; occupied and leased by the Odessa Main Branch
Odessa, Texas	2,400	Leased by the Bank; occupied by the Winwood Branch
Odessa, Texas	400	Leased by the Bank; occupied by the 42nd Street Branch
Odessa, Texas	400	Leased by the Bank; occupied by the County Road West Branch
San Angelo, Texas	6,800(4)	Owned by the Bank; occupied and leased by the San Angelo Branch
Stamford, Texas	14,000	Owned by the Bank; occupied by the Stamford Branch
Winters, Texas	9,500	Owned by the Bank; occupied by the Winters Branch

_________________
(1) (2) (3) (4)

The Bank owns condominium interests totaling approximately 17,100 square feet, of which it leases approximately 300 square feet. Two other condominium owners own units totaling approximately 3,300 square feet.
The Lubbock Branch occupies approximately 13,300 square feet, leases approximately 8,800 square feet and is attempting to lease the remaining approximately 1,100 square feet.
The Odessa Main Branch occupies approximately 18,500 square feet, leases approximately 23,900 square feet and is attempting to lease the remaining approximately 20,000 square feet.
The San Angelo Branch occupies approximately 3,400 square feet, leases approximately 2,100 square feet and is attempting to lease the remaining approximately 1,300 square feet.

     The Bank owns or leases certain additional tracts of land for parking, drive-in facilities and for future expansion or construction of new premises. Aggregate annual rentals of the Company and the Bank for all leased premises during the year ended December 31, 1999, were $129,000. This amount represents rentals paid for the lease of


land by the Wylie Branch and of banking premises by the Buffalo Gap Road, Winwood, 42nd Street and County Road West Branches of the Bank.

ITEM 3.     LEGAL PROCEEDINGS

     The Estate of Harry V. Howard, Deceased, filed a lawsuit against the Bank (as successor to First State Bank of Odessa, N.A.), (The Estate of Harry V. Howard, Deceased v. First State Bank of Odessa, N.A., Odessa, Texas , Cause No. 1268) on July 9, 1999, in the County Court of Upton County, Texas. This case was subsequently refiled in the 104th District Court for Taylor County, Texas as Cause No. 22080-B. The plaintiffs' lawsuit relates to the Bank's management of the Harry V. Howard Trust. The lawsuit alleges that the Bank, in its capacity as trustee of this testamentary trust, failed to adequately oversee the trust assets and allowed waste to occur to the trust principal. Additionally, the lawsuit alleges that the Bank made inappropriate distributions to the current beneficiary of the trust. The lawsuit also alleges, among other things, other general acts of mismanagement and breach of fiduciary duty. The lawsuit seeks actual and exemplary damages in excess of $10,000,000, as well as pre and post-judgment interest and attorneys' fees. The Bank denies any allegations made in the petition and intends to vigorously defend this suit.

     The Bank has trust errors and omissions liability insurance to cover certain risk associated with claims filed against the Bank as trustee. The Bank has notified the insurance company of the complaint filed against the Bank. The insurance company has neither admitted nor denied coverage.

     The above mentioned complaint is at an early stage and discovery has not yet begun. Consequently, at this time it is not possible to predict whether the Bank will incur any liability or to estimate the damages, or the range of damages, if any, that the Bank might incur in connection with such action. The Bank is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance should damages with respect to the above action be incurred .

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


PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock trades on the American Stock Exchange (the "AMEX") under the symbol "IBK." Independent Capital's Trust Preferred Securities trade on the AMEX under the symbol "IBK.Pr." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and Trust Preferred Securities as quoted on the AMEX and the amount of cash dividends and distributions paid per share.
	Common Stock			Trust Preferred Securities
	High	Low	Cash Dividends Per Share	High	Low	Distributions Per Security
Year Ended December 31, 1998 First Quarter Second Quarter Third Quarter Fourth Quarter
	$19e 19 159/16 11f	$15 14d 11 10	$0.05 0.05 0.05 0.05	$ 101/16 10	$ 10 1/16 9	$ 0.23

Year Ended December 31, 1999 First Quarter Second Quarter Third Quarter Fourth Quarter	$12c 11 12d 15f	$10d 10 3/16 10d 10:	$0.05 0.05 0.05 0.05	$10f 10: 10c 9 15/16	$9d 9c 9 6:	$0.21 0.21 0.21 0.22

Year Ending December 31, 2000 First Quarter (through March 15)	$ 21c	$ 12f	$ 0.06(1)	8	6 7/16	0.21(2)

_____________
(1) (2)	This cash dividend was paid February 29, 2000, to shareholders of record on February 15, 2000. This distribution is scheduled to be paid on March 31, 2000, to security holders of record on such date.

Shareholders

     At March 15, 2000, there were approximately 1,683 stockholders who were individual participants in security position listings.

Dividend Policy

     The holders of the Common Stock will be entitled to receive any cash dividends as may be declared by the Company's Board of Directors. The declaration and payment of future dividends to holders of the Common Stock will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including the extent of funds legally available for the payment of dividends, the Company's earnings and financial condition, capital requirements of its subsidiaries, regulatory requirements and considerations and such other factors as the Company's Board of Directors may deem relevant.

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


ITEM 6.     SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference from page 28 of the Company's 1999 Annual Report to Shareholders under the caption "Selected Consolidated Financial Information."

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference from pages 30 through 54, inclusive, of the Company's 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The information required by this item is incorporated herein by reference from page 30 through 54, inclusive, of the Company's 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All information required by this item is incorporated herein by reference from pages 7 through 27, inclusive, of the Company's 1999 Annual Report to Shareholders under the captions "Report of PricewaterhouseCoopers LLP, Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income and Comprehensive Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Quarterly Data (Unaudited)."

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference from pages 4 through 6 and page 7, inclusive, of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held April 25, 2000 (the "Definitive Proxy Statement"), under the respective captions "Item 1. Election of Directors" and "Executive Officers."

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from pages 8 and 9 of the Company's Definitive Proxy Statement under the caption "Executive Compensation."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from pages 1 through 3, inclusive, of the Company's Definitive Proxy Statement under the caption "Voting Securities and Principal Shareholders."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from page 9 of the Company's Definitive Proxy Statement under the caption "Executive Compensation - Transactions with Management."


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of Report.
1. Financial Statements

     The following Consolidated Financial Statements of the Company included in PART II of this report are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December  31, 1999, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b):

Item ------------------------------------------------------------------------------------------------	Page Reference to Annual Report -----------------------------------
Report of PricewaterhouseCoopers LLP, Independent Accountants	7
Consolidated Balance Sheets as of December 31, 1999 and 1998	8
Consolidated Statements of Income and Comprehensive Income for the three years in the period ended December 31, 1999	9
Consolidated Statements of Changes in Stockholders' Equity for the three years in the period ended December 31, 1999	10
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 1999	11
Notes to Consolidated Financial Statements	12-26

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

No.	Description
3.1	Restated Articles of Incorporation of Independent Bankshares, Inc. (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
3.2	Restated Bylaws of Independent Bankshares, Inc. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
3.3	Amendment to Restated Bylaws of Independent Bankshares, Inc. dated March 17, 1999 (Exhibit 3.3 to the Company Annual Report on Form 10-K for the year ended December 31, 1998).
4.1	Specimen Stock Certificate for Common Stock of the Company (Exhibit 4.1 to the Company's Registration Statement on Form S-1, SEC File No. 333-16419).
4.2	1999 Stock Option Plan of Independent Bankshares, Inc. (Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)
10.1	Form of Incentive Stock Option Agreement. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.2	Form of Nonqualified Stock Option Agreement. Reference (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.3	Form of Employee Retention Agreement. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated September 30, 1999).
10.4

Master Equipment Lease Agreement, dated December 24, 1992, between Independent Bankshares, Inc. and NCR Credit Corporation, Amendment to Master Equipment Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement Certificate (filed herewith).

10.5

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

10.6	Agreement and Plan of Reorganization dated May 29, 1998, by and between the Company and Azle Bancorp (Exhibit 1.1 to the Company's Current Report on Form 8-K dated June 19, 1998).
10.7

Agreement and Plan of Reorganization, dated as of March 1, 2000, by and among State National Bancshares, Inc. and Independent Bankshares, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 8, 2000).

13.1	Annual Report to Shareholders for the year ended December 31, 1999 (filed herewith).
21.1	Subsidiaries of Independent Bankshares, Inc. (filed herewith).
27.1	Financial Data Schedule (filed herewith).
(b) Current Reports on Form 8-K.

Current Report on Form 8-K dated March 1, 2000, reporting the execution of a definitive Reorganization Agreement whereby State National Bancshares, Inc. would acquire the Company in an all cash merger.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANKSHARES, INC.

By: /s/ Bryan W. Stephenson Bryan W. Stephenson, President and Chief Executive Officer

Date:     March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Bryan W Stephenson Bryan W. Stephenson	President, Chief Executive Officer and Director	March 30, 2000

/s/ Randal N. Crosswhite Randal N. Crosswhite	Senior Vice President, Chief Financial Officer, Corporate Secretary and Director	March 30, 2000

John L. Beckham	Director	March __, 2000

/s/ Lee Caldwell Lee Caldwell	Director	March 30, 2000

/s/ Mrs. Wm. R. (Amber) Cree Mrs. Wm. R. (Amber) Cree	Director	March 30, 2000

Nancy E. Jones	Director	March __, 2000

/s/ Marshal M. Kellar Marshal M. Kellar	Director	March 30, 2000


/s/ Tommy McAlister Tommy McAlister	Director	March 30, 2000

Scott L. Taliaferro	Director	March __, 2000

/s/ James D. Webster, M.D. James D. Webster, M.D.	Director	March 30, 2000

/s/ C.G. Whitten C.G. Whitten	Director	March 30, 2000


INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Independent Bankshares, Inc. (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
3.2	Restated Bylaws of Independent Bankshares, Inc. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
3.3	Amendment to Restated Bylaws of Independent Bankshares, Inc. dated March 17, 1999 (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
4.1	Specimen Stock Certificate for Common Stock of the Company (Exhibit 4.1 to the Company's Registration Statement on Form S-1, SEC File No. 333-16419).
4.2	1999 Stock Option Plan of Independent Bankshares, Inc. (Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.1	Form of Incentive Stock Option Agreement. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.2	Form of Nonqualified Stock Option Agreement. (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.3	Form of Employee Retention Agreement (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated September 30, 1999).
10.4

Master Equipment Lease Agreement, dated December 24, 1992, between Independent Bankshares, Inc. and NCR Credit Corporation, Amendment to Master Equipment Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement Certificate (filed herewith).

10.5

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

10.6	Agreement and Plan of Reorganization dated May 29, 1998, by and between the Company and Azle Bancorp (Exhibit 1.1 to the Company's Current Report on Form 8-K dated June 19, 1998).
10.7

Agreement and Plan of Reorganization, dated as of March 1, 2000, by and among State National Bancshares, Inc. and Independent Bankshares, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 8, 2000)

13.1	Annual Report to Shareholders for the year ended December 31, 1999 (filed herewith).
21.1	Subsidiaries of Independent Bankshares, Inc. (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
27.1	Financial Data Schedule (filed herewith).