Form 10-Q
period 2000-03-31
INDEPENDENT BANKSHARES INC
filed 2000-05-15
CIK 318870

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


      [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 2000

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

                          YES [X] NO [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock at March 31, 2000.

          Class:  Common Stock, par value $0.25 per share
         Outstanding at March 31, 2000:  2,273,647 shares

                              PART I

FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                  CONSOLIDATED BALANCE SHEETS
              MARCH 31, 2000 AND DECEMBER 31, 1999
                          (Unaudited)
                                         March 31,      December 31,
ASSETS                                      2000            1999
------                                   -----------      -----------
Cash and Cash Equivalents:
   Cash and Due from Banks                17,794,000      $22,985,000
   Federal Funds Sold                     15,565,000       15,775,000
                                         -----------      -----------
     Total Cash and Cash Equivalents      33,359,000       38,760,000
                                         -----------      -----------
Securities:
Available-for-sale                        46,315,000       48,387,000
Held-to-maturity                          64,967,000       60,516,000
                                         -----------      -----------
     Total Securities                    111,282,000      108,903,000
                                         -----------      -----------
Loans:
  Total Loans                            187,614,000      187,143,000
Less:
  Unearned Income on Installment Loans
                                             372,000          517,000
  Allowance for Possible Loan Losses       1,866,000        1,833,000
                                         -----------        ---------
     Net Loans                           185,376,000      184,793,000
                                         -----------      -----------
Intangible Assets                          9,991,000       10,158,000
Premises and Equipment                     9,655,000        9,816,000
Accrued Interest Receivable                3,619,000        3,538,000
Other Real Estate and Other
Repossessed                                  291,000          272,000
   Assets
Other Assets                               2,293,000        2,022,000
                                         -----------     ------------
     Total Assets                        355,866,000     $358,262,000
                                         ===========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits     59,762,000      $57,441,000
  Interest-bearing Demand Deposits       100,401,000      102,573,000
  Interest-bearing Time Deposits         155,094,000      158,285,000
                                         -----------      -----------
     Total Deposits                      315,257,000      318,299,000
Accrued Interest Payable                   1,041,000        1,074,000
Other Liabilities                            633,000          533,000
                                         -----------      -----------
     Total Liabilities                   316,931,000      319,906,000
                                         -----------      -----------
Guaranteed Preferred Beneficial
  Interests in the Company's
  Subordinated  Debentures                13,000,000       13,000,000
                                         -----------      -----------
Stockholders' Equity:
Common Stock                                 583,000          583,000
Additional Paid-in Capital                15,955,000       15,955,000
Retained Earnings                         10,467,000        9,972,000
Unrealized Gain (Loss) on Available-
for-sale Securities                         (266,000)        (343,000)
Unearned Employee Stock Ownership
Plan Stock                                  (135,000)        (142,000)
Treasury Stock (at Cost)                    (669,000)        (669,000)
                                        ------------     ------------
     Total Stockholders' Equity           25,935,000       25,356,000
                                        ------------     ------------
          Total Liabilities and         $355,866,000     $358,262,000
             Stockholders' Equity       ============     ============

   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              QUARTERS ENDED MARCH 31, 2000 AND 1999
                            (Unaudited)
                                            Quarter Ended March 31,
                                            -------------------------
                                               2000          1999
                                            ---------     -----------
Interest Income:
  Interest and Fees on Loans                $4,346,00      $4,239,000
                                                    0
  Interest on Securities                    1,558,000       1,406,000
  Interest on Federal Funds Sold              246,000         411,000
                                            ---------      ----------
     Total Interest Income                  6,150,000       6,056,000
                                            ---------      ----------
Interest Expense:
  Interest on Deposits                      2,527,000       2,543,000
                                            ---------      ----------
     Total Interest Expense                 2,527,000       2,543,000
                                            ---------      ----------
        Net Interest Income                 3,623,000       3,513,000
Provision for Loan Losses                     110,000         105,000
                                            ---------      ----------
          Net Interest Income After
  Provision for Loan Losses                 3,513,000       3,408,000
                                            ---------      ----------
Noninterest Income:
  Service Charges                             679,000         734,000
  Trust Fees                                   67,000          58,000
  Other Income                                 66,000          51,000
                                            ---------       ---------
     Total Noninterest Income                 812,000         843,000
                                            ---------       ---------
Noninterest Expenses:
  Salaries and Employee Benefits            1,501,000       1,533,000
  Net Occupancy Expense                       365,000         343,000
  Equipment Expense                           287,000         265,000
  Distributions on Guaranteed Preferred
   Beneficial Interests in the Company's
   Subordinated Debentures                    276,000         276,000
  Amortization of Intangible Assets           168,000         166,000
  Stationery, Printing and Supplies           139,000         123,000
Expense
  Professional Fees                           124,000          94,000
  Net Costs Applicable to Other Real
    Estate and Other Repossed Assets            6,000          28,000
  Other Expenses                              504,000         498,000
                                            ---------       ---------
  Total Noninterest Expenses                3,370,000       3,326,000
                                            ---------       ---------
     Income Before Federal Income Taxes       955,000         925,000
Federal Income Taxes                          324,000         296,000
                                            ---------       ---------
        Net Income                            631,000         629,000
Other Comprehensive Income, Net of Taxes:
  Unrealized Holding Gains (Losses) on
   Available-for-sale
    Securities Arising During the Period       77,000        (151,000)
                                            ---------       ---------
        Comprehensive Income                $ 708,000       $ 478,000
                                            =========       =========
Preferred Stock Dividends                   $       0       $   5,000
                                            =========       =========
Net Income Available to Common              $ 631,000       $ 624,000
Stockholders                                =========       =========
Basic Earnings Per Common Share Available   $    0.28       $    0.28
  to Common Stockholders                    =========       =========
Diluted Earnings Per Common Share           $    0.28       $    0.27
  Available to Common Stockholders          =========       =========

   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
              QUARTERS ENDED MARCH 31, 2000 AND 1999
                            (Unaudited)
                                                 2000             1999
                                                ------           ------
Cash Flows from Operating Activities:
  Net Income                                 $   631,000       $  629,000
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
  Deferred Federal Income Tax Expense                  0          120,000
  Depreciation and Amortization                  350,000          357,000
  Provision for Loan Losses                      110,000          105,000
  Gains on Sales of Premises and Equipment             0           (1,000)
    Writedown of Other Real Estate and Other        2,000               0
   Repossessed Assets
  Increase in Accrued Interest Receivable        (81,000)        (228,000)
  (Increase) Decrease in Other Assets           (271,000)         104,000
  Decrease in Accrued Interest Payable           (33,000)        (160,000)
  Increase in Other Liabilities                  100,000           89,000
                                              ----------      -----------
     Net Cash Provided by Operating              808,000        1,015,000
       Activities                             ----------      -----------

Cash Flows from Investing Activities:          5,062,000        1,261,000
  Proceeds from Maturities of Available-       1,355,000       23,344,000
   for-sale Securities
  Proceeds from Maturities of Held-to-
   maturity Securities
  Proceeds from Sales of Available-for-sale    2,000,000                0
   Securities
  Purchases of Available-for-sale             (4,891,000)     (16,510,000)
   Securities
  Purchases of Held-to-maturity Securities    (5,836,000)     (19,007,000)

  Net Increase in Loans                         (828,000)        (330,000)
  Proceeds from Sales of Premises and                  0            1,000
   Equipment
  Additions to Premises and Equipment            (20,000)         (88,000)
  Proceeds from Sales of Other Real
   Estate and Other Repossessed Assets           127,000          484,000
                                              ----------      -----------
     Net Cash Used in Investing Activities    (3,031,000)     (10,845,000)
                                             -----------      -----------


Cash Flows from Financing Activities:
  Decrease in Deposits                        (3,042,000)      (6,730,000)
  Repayment of Notes Payable                           0           (1,000)
  Payment of Cash Dividends                     (136,000)        (116,000)
                                              ----------       ----------
     Net Cash Used in Financing Activities    (3,178,000)      (6,847,000)
                                              ----------      -----------
Net Decrease in Cash and Cash Equivalents     (5,401,000)     (16,677,000)
Cash and Cash Equivalents at Beginning of     38,760,000       64,737,000
   Period                                     ----------      -----------

Cash and Cash Equivalents at End of Period   $33,359,000      $48,060,000
                                              ==========      ===========

Noncash Investing Activities:
  Additions to Other Real Estate and Other
   Repossessed
     Assets Through Foreclosures             $   148,000         $204,000
  Sales of Other Real Estate and Other
   Repossessed
     Assets Financed with Loans                        0                0

   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     For information with regard to significant accounting policies, reference is made to Notes to Consolidated Financial
Statements included in the Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended.

     The accompanying financial statements reflect all adjustments necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal recurring nature.

(2)  Treasury Stock

     During the first half of 1999,Independent Bankshares, Inc.
("the Company") authorized the repurchase of up to 80,000 shares of the Company's Common Stock in the open market. As of March 31, 2000, the Company had repurchased a total of 60,000 shares of its Common Stock at an average price of $11.15 per share. The repurchased shares are currently held as treasury stock.

(3)  Unearned ESOP Shares

     The Company's Employee Stock Ownership/401(k) Plan (the "Plan") purchased 18,750 shares of Common Stock in an underwritten offering (the "1997 Offering") for $214,000. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $4,000, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1% (9.75% at March 31, 2000). The note is collateralized by the stock purchased in the 1997 Offering.

     As a result of the lending arrangement between the Company and the Plan, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At March 31, 2000, a total of 11,837 shares with an original cost of $135,000 are considered to be unearned.

(4)  Earnings Per Share

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") was cumulative, the dividends allocable to such preferred stock reduced income available to common stockholders in the basic earnings per share calculations. In computing diluted earnings per common share for the quarter ended March 31, 1999, the conversion of the Series C Preferred Stock was assumed, as the effect was dilutive. The remainder of the Series C Preferred Stock was converted to Common Stock during the fourth quarter of 1999. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended March 31, 2000 and 1999, was 2,262,000 and 2,202,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended March 31, 2000 and 1999, was 2,262,000 and 2,312,000 shares, respectively.

(5)  Accumulated Other Comprehensive Income

     An analysis of accumulated other comprehensive income for the quarters ended March 31, 2000 and 1999, is as follows:

                                      Unrealized Gain
                                         (Loss) on
                                    Available-for-sale
                                         Securities
                                        -------------
                                         2000    1999
                                        -----   -----
                                       (In thousands)
               Balance, at January 1    $(343) $ 161
               Current period change       77   (151)
                                        -----  -----
               Balance, at March 31     $(266) $  10
                                        =====  =====

(6)  Legal Proceedings

     The Estate of Harry V. Howard, Deceased, filed a lawsuit against First State Bank, National Association (the "Bank") (as successor to First State Bank of Odessa, N.A.), (The Estate of Harry V. Howard, Deceased v. First State Bank of Odessa, N.A., Odessa, Texas, Cause No. 1268) on July 9, 1999, in the County Court of Upton County, Texas. This case was subsequently refiled in the 104th District Court for Taylor County, Texas as Cause No. 22080-B. The plaintiffs' lawsuit relates to the Bank's management of the Harry V. Howard Trust. The lawsuit alleges that the Bank, in its capacity as trustee of this testamentary trust, failed to adequately oversee the trust assets and allowed waste to occur to the trust principal. Additionally, the lawsuit alleges that the Bank made inappropriate distributions to the current beneficiary of the trust. The lawsuit also alleges, among other things, other general acts of mismanagement and breach of fiduciary duty. The lawsuit seeks actual and exemplary damages in excess of $10,000,000, as well as pre and post-judgment interest and attorneys' fees. The Bank denies any allegations made in the petition and intends to vigorously defend this suit.

     The Bank has trust errors and omissions liability insurance to cover certain risk associated with claims filed against the Bank as trustee. The Bank has notified the insurance company of the complaint filed against the Bank. The insurance company has determined preliminarily that it appears the Bank has coverage, except for any punitive or exemplary damages, under the policy up to $2,000,000.

     The above mentioned complaint is still at an early stage and depositions are still being taken. Consequently, at this time it is not possible to predict whether the Bank will incur any liability or to estimate the damages, or the range of damages, if any, that the Bank might incur in connection with such action.

     The Company is involved in various other litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such other litigation would not be material in relation to the Company's financial position or results of operations.

(7)  Potential Sale of the Company

     On March 1, 2000, the Company executed a definitive agreement (the "Agreement") with State National Bancshares, Inc. ("State National") for State National, to acquire all of the Company's outstanding Common Stock for cash of approximately $45,473,000, or $20.00 per share. The aggregate purchase price will increase if the closing of the transaction does not occur on or before the 160th day following the execution date of the Agreement. The Agreement additionally calls for State National to assume the Company's obligations on $13,000,000 of outstanding Trust Preferred Securities. State National is a privately held bank holding company headquartered in Lubbock, Texas. The transaction is subject to various closing conditions, including the receipt of all necessary approvals and the ability of State National to raise the necessary funds to complete the transaction. If all the conditions to the transaction are satisfied in the normal course, the transaction is expected to be completed before the end of the third quarter of 2000.

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

The Company
-----------

     The Company is a bank holding company that, at March 31, 2000, owned 100% of the common securities of Independent Capital Trust ("Independent Capital") and 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the cities of Abilene (three locations), Azle (two locations), Lubbock, Odessa (four locations), San Angelo, Stamford and Winters.

Results of Operations
---------------------

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at March 31, 2000, and December 31, 1999, and results of operations for each of the quarters ended March 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income

     Net income for the quarter ended March 31, 2000, amounted to $631,000 ($0.28 basic and diluted earnings per common share) compared to net income of $629,000 ($0.28 basic and $0.27 diluted earnings per common share, respectively) for the quarter ended March 31, 1999. Income before federal income taxes increased in 2000 primarily due to an increase in the Company's net interest margin for the first quarter of 2000 compared to the first quarter of 1999; however, the smaller increase in net income for the first quarter of 2000 compared to the first quarter of 1999 was due to the utilization of $17,000 in tax credit carryforwards during the first quarter of 1999.

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

     Net interest income amounted to $3,623,000 for the first quarter of 2000, an increase of $110,000, or 3.1%, from the first quarter of 1999. Net interest income for the first quarter of 1999 was $3,513,000. The increase in 2000 was due to an increase in the Company's net interest margin. The net interest margin on a fully taxable-equivalent basis, increased from 4.47% for the first quarter of 1999, to 4.67% for the first quarter of 2000, which was also an increase from the 4.62% recorded during the fourth quarter of 1999. The increase in the net interest margin from the first quarter of 1999 to the first quarter of 2000 is due primarily to a shift within the Company's loan portfolio to more commercial and real estate loans and away from lower-yielding indirect installment loans.

     At March 31, 2000, approximately $60,024,000, or 32.1%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Approximately 41.5% of loans, excluding loans to individuals, which are almost exclusively fixed rate in nature, were loans with floating interest rates. Average overall rates paid for various types of certificates of deposit increased from March 31, 1999, to March 31, 2000. For example, the average rate paid for certificates of deposit less than $100,000 increased from 4.89% for the first quarter of 1999 to 5.05% for the first quarter of 2000, while the average rate paid by the Company for certificates of deposit of $100,000 or more also increased from 4.98% during the first quarter of 1999 to 5.27% during the first quarter of 2000. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, actually decreased from an average of 2.14% during the first quarter of 1999 to an average of 2.04% during the first quarter of 2000. These changes caused the Company's overall cost of interest-bearing deposits to increase from 3.79% for the first three months of 1999 to 3.90% for the first three months of 2000.

     The following table presents the average balance sheets of the Company for the quarters ended March 31, 2000 and 1999, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

                                                     Quarter Ended March 31,
                                     --------------------------------------------------------
                                               2000                           1999
                                    --------------------------   -----------------------------
                                    Interest                                            Interes
                                                                                           t
                                    Average    Income/   Yield/   Average     Income/   Yield/
                                    Balance    Expense    Rate    Balance     Expense    Rate
                                    -------    -------   -----    -------     -------    -----
ASSETS                                                (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income      $186,162    $4,346     9.34%    $184,347   $4,239    9.20%
(1)
  Securities (2)                      111,493     1,616     5.80      100,485    1,463    5.82
  Federal funds sold                   17,457       246     5.64       34,475      411    4.77
                                     --------    ------    -----     --------            -----
     Total interest-earning assets    315,112     6,208     7.88      319,307    6,113    7.66
                                     --------    ------    -----     --------            -----
Noninterest-earning assets:
  Cash and due from banks              20,483                          20,271
  Intangible assets                    10,073                          10,687
  Premises and equipment                9,734                          10,203
  Accrued interest receivable
   and other assets                     5,964                           6,483
  Allowance for possible loan
   losses                             (1,803)                          (1,796)
                                     --------                        --------
     Total noninterest-earning
        assets                         44,451                          45,848
                                     --------                        --------
          Total assets               $359,563                        $365,155
                                    =========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                   $103,082    $  525     2.04%   $ 109,215     $585    2.14%
  Time deposits                       156,221     2,002     5.13      159,347    1,958    4.92
                                     --------    ------   ------     --------            -----
     Total interest-bearing
       liabilities                    259,303     2,527     3.90      268,562    2,543    3.79
                                     --------    ------   ------     --------            -----
Noninterest-bearing liabilities:
  Demand deposits                      59,545                          56,855
  Accrued interest payable and
   other liabilities                    2,068                           2,110
                                     --------                        --------
     Total noninterest-bearing         61,613                          58,965
       liabilities                   --------                        --------
          Total liabilities           320,916                         327,527
Guaranteed preferred beneficial
  interests in the Company's
  subordinated debentures              13,000                          13,000
Stockholders' equity                   25,647                          24,628
                                     --------                        --------

          Total liabilities and
            stockholders' equity     $359,563                        $365,155
                                     ========                        ========
Net interest income                              $3,681                         $3,570
                                                 ======                         ======
Interest rate spread (3)                                    3.98%                         3.87%
                                                         =======                         =====
Net interest margin (4)                                     4.67%                         4.47%
                                                         =======                         =====

______________________________
(1) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(2) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(3) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

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

                                            March 31, 2000 vs 1999
                                        --------------------------
                                        Increase (Decrease) Due To
                                                  Changes In
                                        --------------------------
                                            Volume  Rate    Total
                                           -------  -----   ------
                                                (In thousands)
Interest-earning assets:
 Loans, net of unearned income (1)           $  42   $65    $ 107
 Securities (2)                                158    (5)     153
 Federal funds sold                           (240)   75     (165)
                                             -----  ----     ----
   Total interest income                       (40)  135       95
                                             -----  ----     ----

Interest-bearing liabilities:
 Deposits:
  Demand, savings and money market
    deposits                                   (32)   (28)    (60)
  Time deposits                                (40)    84      44
                                             -----   ----    ----
     Total interest expense                    (72)    56     (16)
                                             -----   ----    ----
Increase in net interest income              $  32   $ 79   $ 111
                                             =====   ====    ====
______________________________
(1) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(2) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provision for loan losses for the quarter ended March 31, 2000 was $110,000, compared to $105,000 for the quarter ended March 31, 1999. The provision for the first quarter of 2000 was $5,000, or 4.8%, smaller than the first quarter of 1999. Of the total gross charge-offs of $109,000 during the first quarter of 2000, $41,000, or 37.6%, were indirect installment loans. The Bank is continuing to make some indirect installment loans; however, the Company is attempting to reduce its reliance on such loans by increasing commercial and real estate loans. See "Analysis of Financial Condition - Loan Portfolio" below. In management's opinion, the overall quality of the Company's loan portfolio has continued to improve.

Noninterest Income

     Total noninterest income decreased $31,000, or 3.7%, from $843,000 during the first quarter of 1999 to $812,000 during the first quarter of 2000.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income decreased from $734,000 during the first three months of 1999 to $679,000 during the first three months of 2000, a $55,000, or 7.5%, decrease. The decrease was primarily due to an unusually high amount of charges for checks that were drawn on insufficient funds during the first quarter of 1999.

     Trust fees from the operation of the trust department of the Bank increased $9,000, or 15.5%, from $58,000 during the first three months of 1999 to $67,000 during the same period in 2000, as a result of an overall increase in the value of assets under management of the trust department and annual administrative fees for 1999 and one-time termination fees that were collected during the first quarter of 2000.

     Other income is the sum of several components of noninterest income including check printing income, commissions earned on the sale of mutual funds and annuities, bank card royalty income, insurance premiums earned on automobiles financed through the Company's indirect installment loan program and other sources of miscellaneous income. Other income increased $15,000, or 29.4%, from $51,000 during the first quarter of 1999 to $66,000 during the first quarter of 2000, due to increases in check printing income and bank card royalty income.

Noninterest Expenses

     Total noninterest expenses increased $44,000, or 1.3%, from $3,326,000 during the first quarter of 1999 to $3,370,000 during the first quarter of 2000.

     Salaries and employee benefits decreased $32,000, or 2.1%, from $1,533,000 for the first quarter of 1999 to $1,501,000 for the corresponding period of 2000. The decrease was primarily a result of the consolidation of the operations of Azle State Bank, Azle, Texas ("Azle State"), which was acquired on September 22, 1998, and its two locations, which became branches of the Bank effective March 12, 1999. This decrease was partially offset by overall salary increases. During 1999, the Company also began to give annual evaluations to non-officer employees on their respective anniversary dates as opposed to all of such evaluations being done on January 1 every year.

     Net occupancy expense was $365,000 for the first three months of 2000, an increase of $22,000, or 6.4%, from the $343,000 in expense recorded during the first three months of 1999. The increase was primarily a result of increases in property taxes and utility expenses during the first quarter of 2000.

     Equipment expense increased from $265,000 for the first quarter of 1999 to $287,000 for the corresponding period in 2000, representing an increase of $22,000, or 8.3%. The increase was due to the leasing of additional check processing hardware as a result of the two Azle State locations becoming branches of the Bank, and the additional maintenance associated therewith. These increases were somewhat offset by a decrease in equipment repairs.

     Distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures totaled $276,000 for both the first quarter of 2000 and the first quarter of 1999. The Company's Trust Preferred Securities were issued in September 1998 in conjunction with the acquisition of Azle State.

     Amortization of intangible assets increased $2,000, or 1.2%, from $166,000 for the first quarter of 1999 to $168,000 for the first quarter of 2000.

     Stationery, printing and supplies expense increased $16,000, or 13.0%, from $123,000 for the first three months of 1999 to $139,000 for the first three months of 2000. Increases in printed forms and check printing expenses associated with the Azle State branch conversion was partially offset by a decrease in supplies expense.

     Professional fees, which include legal and accounting fees, increased $30,000, or 31.9%, from $94,000 during the first quarter of 1999 to $124,000 during the same period of 2000, due primarily to an increase in legal fees associated with litigation described in Note 6 to the Consolidated Financial Statements. Under its insurance coverage, the Company has a $25,000 retention on expenses associated with such litigation.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $6,000 during the first quarter of 2000 and $28,000 during the first quarter of 1999. The decrease in net costs incurred in 2000 was due to a decrease in the number of repossessed automobiles during the first quarter of 2000 as a result of a reduction in the number of outstanding indirect installment loans secured by automobiles.

     Other noninterest expense includes, among many other items, postage, data processing, due from bank account charges, advertising, travel and entertainment, insurance, loan expenses, directors' fees, dues and subscriptions, regulatory examinations, franchise taxes, charges and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses only increased $6,000, or 1.2%, from $498,000 for the first quarter of 1999 to $504,000 for the first quarter of 2000 as a result of efforts by the Company to manage increases in such expenses.

Federal Income Taxes

     The Company accrued $324,000 and $296,000 in federal income taxes in the first quarter of 2000 and 1999, respectively. The increase from an effective rate of approximately 32% in 1999 to approximately 34% in 2000 was due to the utilization of $17,000 in tax credit carryforwards during the first quarter of 1999.

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

Analysis of Financial Condition
-------------------------------

Assets

     Total assets decreased $2,396,000, or 0.7%, from $358,262,000 at December 31, 1999, to $355,866,000 at March 31, 2000, due to
slight decreases in interest-bearing demand deposits and interest-bearing time deposits during the first three months of 2000. These decreases were somewhat offset by an increase in noninterest-bearing demand deposits.

Cash and Cash Equivalents

     The amount of cash and cash equivalents decreased $5,401,000, or 13.9%, from $38,760,000 at December 31, 1999, to $33,359,000 at
March 31, 2000, due to higher amounts of cash on hand that were maintained at most of the Bank's branch locations at December 31, 1999, in case of potential Y2K problems that never materialized.

Securities

     Securities increased $2,379,000, or 2.2%, from $108,903,000 at
December 31, 1999, to $111,282,000 at March 31, 2000. The increase in 2000 is due to purchases of securities during the first quarter of 2000 with cash that had been on hand at December 31, 1999, as noted above.

     The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $46,315,000 are classified as available-for-sale and are carried at fair value at March 31, 2000. Securities totaling $64,967,000 are classified as held-to-maturity and are carried at amortized cost. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At March 31, 2000, the book value of U.S.
Treasury and other U.S.

Government agency securities so pledged amounted to $21,791,000, or 19.6% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                      March 31, 2000          December 31, 1999
                                      --------------        --------------------
                                      Amount      %            Amount       %
                                      ------    ----        ----------     -----

                                                 (Dollars in thousands)
Carrying value:
 Obligations of U.S. Government
  agencies and corporations          $ 76,845   69.1%        $ 75,016       68.9%
 U.S. Treasury securities              16,959   15.2           15,982       14.7
 Obligations of states and
    political subdivisions              9,058    8.1            9,103        8.4
 Mortgage-backed securities             7,401    6.7            7,783        7.1
 Other securities                       1,019    0.9            1,019        0.9
                                      -------  -----         --------  ---------
Total carrying value of
   securities                        $111,282  100.0%        $108,903      100.0%
                                     ========  =====         ========  =========
Total fair value of securities       $109,927                $107,608
                                     ========                ========


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at March 31, 2000. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

                                                             Estimated   Weighted
Type and Maturity Grouping            Principal   Carrying     Fair       Average
at March 31, 2000                       Amount      Value      Value       Yield
-----------------                       ------     ------    --------    --------
                                                 (Dollars in thousands)
Obligations of U.S. Government
  agencies and corporations:
  Within one year                       $23,000     $22,953     $22,873        5.39%
  After one but within five years        54,245      53,892      52,984        5.79
                                       --------    --------    --------      ------
     Total obligations of U.S.
       Government
       agencies and corporations         77,245      76,845      75,857        5.67
                                       --------    --------    --------      ------

U.S. Treasury securities:
  Within one year                         8,000       7,984       7,984        5.26
  After one but within five years         9,000       8,975       8,975        5.60
                                       --------    --------    --------      ------
     Total U.S. Treasury securities      17,000      16,959      16,959        5.44
                                       --------    --------    --------      ------

Obligations of states and political
   subdivisions:
  Within one year                           290         306         290        9.14
  After one but within five years         4,540       4,785       4,648        8.87
  After five but within ten years         3,665       3,847       3,726        8.51
  After ten years                           120         120         123        8.76
                                       --------    --------    --------      ------
     Total obligations of states and
political
        subdivisions                      8,615       9,058       8,788        8.72
                                       --------    --------    --------      ------

Mortgage-backed securities                7,356       7,401       7,304        6.36
                                       --------    --------    --------      ------

Other securities:
  Within one year                             0           0           0          --
  After one but within five years             0           0           0          --
  After five but within ten years             0           0           0          --
  After ten years                         1,019       1,019       1,019        4.83
                                       --------    --------    --------       -----
     Total other securities               1,019       1,019       1,019        4.83
                                       --------    --------    --------       -----

          Total securities             $111,235    $111,282     109,927        5.91%
                                       ========    ========    ========       =====

Loan Portfolio

     Total loans, net of unearned income, increased $616,000, or 0.3%, from $186,626,000 at December 31, 1999, to $187,242,000 at
March 31, 2000. The increase during the first quarter of 2000 was a result of an increase in commercial loans. This increase was partially offset by continued net payoffs of the Company's indirect installment loans. These payoffs resulted in a decrease of approximately $2,700,000 in such loans.

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

     Due to diminished loan demand during the early 1990's, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in its market areas. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At March 31, 2000, the Company had approximately $11,304,000, net of unearned income, of this type of loan outstanding compared to approximately $14,004,000 of this type loan at December 31, 1999. The decrease is due to management's decision to shift the loan portfolio toward more commercial and real estate loans and less toward indirect installment loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                         March 31, December 31,
                                           2000      1999
                                         -------   -----------
                                           (In thousands)
     Real estate loans                  $ 71,729    $ 72,268
     Commercial loans                     60,890      55,270
     Loans to individuals                 43,139      46,748
     Other loans                          11,856      12,857
                                        --------    --------
      Total loans                        187,614     187,143
     Less unearned income                    372         517
                                        --------    --------
      Loans, net of unearned income     $187,242    $186,626
                                        ========    ========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at March 31, 2000, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at March 31, 2000.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at March 31, 2000. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                         One to   Over    Total
                              One Year    Five    Five   Carrying
                              and Less   Years    Years    Value
                              --------   -----   ------  ---------
                                       (In thousands)
     Real estate loans        $13,512  $48,621    $9,596   $71,729
     Commercial loans          39,828   19,069     1,993    60,890
     Other loans                9,179    2,226       451    11,856
                              -------  -------   -------  --------
      Total loans             $62,519  $69,916   $12,040  $144,475
                              =======  =======   =======  ========

     With fixed interest
       rates                  $23,649  $52,762    $9,069   $85,480
     With variable interest
       rates                   38,870   17,154     2,971    58,995
                              -------  -------   -------   -------
      Total loans             $62,519  $69,916   $12,040   144,475
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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $1,866,000, or 1.00% of loans, net of unearned income, at March 31, 2000, compared to $1,833,000, or 0.98% of loans, net of unearned income, at December 31, 1999.

     Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $109,000 in loans during the first quarter of 2000. Recoveries during the first quarter of 2000 were $32,000.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters ended March 31, 2000 and 1999.

                                                   March 31,
                                              -------------------
                                               2000       1999
                                              --------  ---------
                                           (Dollars in thousands)
     Analysis of allowance for possible
       loan losses:
     Balance, at January 1                    $  1,833   $ 1,842
      Provision for loan losses                    110       105
                                              -------- ---------
                                                 1,943     1,947
                                              -------- ---------
     Loans charged off:
      Real estate loans                              0         0
      Commercial loans                              29         1
      Loans to individuals                          74       141
      Other loans                                    6         0
                                              -------- ---------
       Total charge-offs                           109       142
                                              -------- ---------
     Recoveries of loans previously
        charged off:
      Real estate loans                              0         0
      Commercial loans                               5         9
      Loans to individuals                          26        35
      Other loans                                    1         0
                                              -------- ---------
       Total recoveries                             32        44
                                              -------- ---------
        Net loans charge-offs                       77        98
                                              -------- ---------
     Balance, at March 31                     $  1,866  $  1,849
                                              ========  ========

     Average loans outstanding, net
       of unearned income                     $186,162  $184,347
                                              ========  ========
     Ratio of net loan charge-offs to
        average loans outstanding, net
        of unearned income (annualized)           0.17%     0.21%
                                              ========  ========
     Ratio of allowance for possible
      loan losses to total loans,
      net of unearned income, at March 31         1.00%     1.00%
                                              ========  ========

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at March 31, 2000, and December 31, 1999


                                            March 31, 2000            December 31, 1999
                                        ----------------------     -------------------------
                                                    Percent of                 Percent of
                                                     Loans by                   Loans by
                                       Amount of   Category to     Amount of   Category to
                                       Allowance  Loans, Net of    Allowance   Loans, Net of
                                       Allocated     Unearned      Allocated    Unearned
                                          to                          to
                                       Category       Income       Category      Income
                                       --------      -------       --------      --------
                                                     (Dollars in thousands)
Real estate loans                        $  327        38.3%        $198          38.7%
Commercial loans                            371        32.5          254           29.6
Loans to individuals                        802        22.8          672           24.8
Other loans                                  53         6.4           37            6.9
                                         ------      ------       ------         ------
     Total allocated                      1,553       100.0%       1,161          100.0%
Unallocated                                 313      ======          672         ======
                                         ------                   ------
Total allowance for possible loan
   losses                                $1,866                  $ 1,833
                                         ======                  =======



Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are usually in the process of being charged off. At March 31, 2000, substandard loans totaled $1,578,000, of which $178,000 were loans designated as nonaccrual, 90 days past due or restructured. There were no doubtful loans and loss loans totaled $124,000. Of the loans classified as loss, all are indirect installment loans that are 120 days past due and, according to regulatory guidelines, must be classified as a loss. Substandard, doubtful and loss loans at December 31, 1999, were $1,765,000, $0 and $4,000, respectively.

     In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at March 31, 2000, were current and paying in accordance with loan terms; however, $54,000 of such loans were 90 days past due, but were guaranteed by a U.S. governmental agency. At March 31, 2000, watch list loans totaled $1,309,000 (including $697,000 of loans guaranteed by U.S. governmental agencies). Of the total loans on the watch list, $248,000 of the loans involved borrowers who had filed Chapter 13 bankruptcy and the Bank was awaiting finalization of the individual borrowers' bankruptcy plans. At March 31, 2000, $76,000 of loans not classified and not on the watch list were designated as nonaccrual, 90 days past due or restructured loans. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at March 31, 2000, and December 31, 1999.

                                              March 31,   December 31,
                                                 2000         1999
                                               --------   -------------
                                                    (In thousands)
Nonaccrual loans                                 $55             $236
Accruing loans contractually past due
  over 90 days                                   207              203
Restructured loans                               170              186
Other real estate and other repossessed          291              272
   assets                                     ------           ------

Total nonperforming assets                      $723             $897
                                              ======           ======

     The gross interest income that would have been recorded during the first quarter of 2000 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $5,000. Interest income totaling $15,000 was actually recorded (received) on loans that were on nonaccrual during the first quarter of 2000.

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

Intangible Assets

     Intangible assets decreased $167,000, or 1.6%, from $10,158,000 at December 31, 1999, to $9,991,000 at March 31, 2000.
This decrease was due entirely to core deposit intangible and goodwill amortization expense recorded during the first quarter of 2000.

Premises and Equipment

     Premises and equipment decreased $161,000, or 1.6%, during the first quarter of 2000, from $9,816,000 at December 31, 1999, to $9,655,000 at March 31, 2000. The decrease was due to depreciation expense of $182,000, which was recorded during the first quarter of 2000. This decrease was partially offset by purchases of small amounts of equipment during the first quarter of 2000.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $81,000, or 2.3%, from $3,538,000 at December 31, 1999, to $3,619,000 at March 31, 2000. The increase was primarily a result of a small increase in loans, an increase in securities, on which interest is normally collected semiannually, and a small decrease in federal funds sold, on which interest is collected daily. Of the total balance at March 31, 2000, $2,032,000, or 56.1%, was interest accrued on loans and $1,587,000, or 43.9%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1999, were $2,058,000, or 58.2%, and $1,480,000, or
41.8%, respectively.

Other Real Estate and Other Repossessed Assets

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At March 31, 2000, and December 31, 1999, other real estate and other repossessed assets had an aggregate book value of $291,000 and $272,000, respectively. Other real estate and other repossessed assets increased $19,000, or 7.0%, during the first three months of 2000, primarily due to the repossession of three parcels of real estate. This increase was partially offset by a decrease in the number of repossessed automobiles. Of the March 31, 2000, balance, $259,000 represented four commercial and three residential properties and $32,000 represented eight repossessed automobiles.

Other Assets

     The most significant component of other assets at March 31, 2000, is a net deferred tax asset of $488,000. The balance of other assets increased $271,000, or 13.4%, to $2,293,000 at March 31,
2000, from $2,022,000 at December 31, 1999, partially as a result of an increase in the amount of prepaid expenses during the first quarter of 2000.

Deposits

     The Bank's lending and investing activities are funded almost entirely by core deposits, 50.8% of which are demand, savings and money market deposits at March 31, 2000. Total deposits decreased $3,042,000, or 1.0%, from $318,299,000 at December 31, 1999, to
$315,257,000 at March 31, 2000. The decrease was due to decreases in interest-bearing demand and time deposits. These decreases were partially offset by an increase in noninterest bearing demand deposits. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters ended March 31, 2000 and 1999.

                                   Quarter Ended March 31,
                           ---------------------------------------
                                  2000                 1999
                           -------------------   -----------------
                           Average     Average   Average   Average
                            Amount      Rate      Rate      Amount
                           -------     ------    ------    -------
                                   (Dollars in thousands)
Noninterest-bearing        $59,545       --%     $56,855        --%
 demand deposits
Interest-bearing demand,
  savings and money market
  deposits                 103,082      2.04     109,215      2.14
Time deposits of less
  than $100,000            104,198      5.05     111,196      4.89
Time deposits of $100,000   52,023      5.27      48,151      4.98
  or more                 --------    ------     -------    ------
Total deposits            $318,848      3.17%    325,417      3.13%
                          ========    ======     =======    ======

     The maturity distribution of time deposits of $100,000 or more at March 31, 2000, is presented below.

                                    At March 31, 2000
                                    -----------------
                                      (In thousands)
          3 months or less               $15,974
          Over 3 through 6 months         12,844
          Over 6 through 12 months        18,687
          Over 12 months                   4,202
                                         -------

             Total time deposits
              of $100,000 or more        $51,707
                                         =======

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At March 31, 2000, and December 31, 1999, deposits of $100,000 or more represented approximately 14.5% and 14.9%, respectively, of the Company's total assets.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $33,000, or 3.1%, from $1,074,000 at December 31, 1999, to
$1,041,000 at March 31, 2000, due to a decrease in interest-bearing deposits.

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $100,000 or 18.8%, from $533,000 at December 31, 1999, to $633,000 at March 31, 2000, primarily due to an increase in accrued property taxes that were paid on December 31, 1999 and an increase in unearned income on safe deposit box rental, the vast majority of which is collected at the first of each year and earned throughout the remainder of the year.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 65.2% at the 90-day interval, 59.6% at the 180-day interval and 58.4% at the 365-day interval at March 31, 2000. Currently, the Company is in a liability-sensitive position at the three intervals. During an overall rising interest rate environment, as was evident during the first quarter of 2000, this position would normally produce a lower net interest margin than in a falling interest rate environment; however, because the Company had $100,401,000 of interest-bearing demand, savings and money market deposits at March 31, 2000, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease in an overall rising interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 100.6% at March 31, 2000. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at March 31, 2000.

                                                                       Volumes
                                                                      Subject to
                                                                      Subject to
                                                                      Repricing
                                         Cumulative Volumes            Within
                                     Subject to Repricing Within        After
                                    90 Days    180 Days    365 Days    1 Year       Total
                                    -------    --------    ---------   -------     -------
Interest-earning assets:                            (Dollars in thousands)
  Federal funds sold                $15,565     $15,565     $15,565   $     0      $15,565
  Securities                          8,042      13,330      31,243    80,039      111,282
  Loans, net of unearned income      75,173      83,902      92,934    94,308      187,242
                                    -------    --------    --------  --------     --------
     Total interest-earning          98,780     112,797     139,742   174,347      314,089
       assets                       -------    --------    --------  --------     --------
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                  100,401     100,401     100,401         0      100,401
  Time deposits                      51,060      88,780     138,948    16,146      155,094
                                    -------    --------    --------  --------    ---------
     Total interest-bearing
       liabilities                  151,461     189,181     239,349    16,146      255,495
                                    -------    --------    --------  --------    ---------
Rate-sensitivity gap(1)             (52,681)   $(76,384)   $(99,607) $158,201   $  58,594
                                    =======    ========    ========  ========   =========

Rate-sensitivity ratio(2)             65.2%        59.6%       58.4%
                                    =======    ========    ========

______________________________
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters ended March 31, 2000 and 1999.

                                               Quarter Ended
                                                March 31,  .
                                               -------------
                                                2000   1999
                                               -----   -----
Net income to:
  Average assets                                0.70%  0.69%
  Average interest-earning assets               0.80   0.79
  Average stockholders' equity                  9.84  10.22
Dividend payout (1) to:
  Net income                                   21.55  17.65
  Average stockholders' equity                  2.12   1.80
Average stockholders' equity to:
  Average total assets                          7.13   6.74
  Average loans (2)                            13.78  13.36
  Average total deposits                        8.04   7.57
Average interest-earning assets to:
  Average total assets                         87.64  87.44
  Average total deposits                       98.83  98.12
  Average total liabilities                    98.19  97.49
Ratio to total average deposits of:
  Average loans (2)                            58.39  56.65
  Average noninterest-bearing deposits         18.68  17.47
  Average interest-bearing deposits            81.32  82.53
Total interest expense to total interest
    income                                     41.09  41.99
Efficiency ratio (3)                           65.84  65.56
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

Liquidity

The Bank

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $20,483,000 during the first quarter of 2000 and $20,271,000 during the first quarter of 1999. These amounts comprised 5.7% and 5.6% of average total assets during the first three months of 2000 and 1999, respectively. The average level of securities and federal funds sold was $128,950,000 during the first quarter of 2000 and $134,960,000 during the first quarter of 1999. The decrease in average balances of securities and federal funds sold from the first quarter of 1999 to the first quarter of 2000 was primarily due to a decrease in total deposits during that time period.

     A total of $2,000,000 of securities classified as available-for-sale were sold during the quarter ended March 31, 2000. No securities were sold during the quarter ended March 31, 1999. At March 31, 2000, $31,243,000, or 30.1%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $67,652,000, or 65.1%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At March 31, 2000, approximately $92,934,000, or 49.6%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $82,644,000, or 57.2%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the first quarter of 2000, the Company's average deposits were $318,848,000 or 88.7% of average total assets, compared to $325,417,000, or 89.1% of average total assets, during the first quarter of 1999. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the first quarter of 2000 and 1999 were $450,000 and $475,000, respectively; in turn, Independent Financial and Independent Capital Trust paid dividends to the Company totaling $459,000 and $484,000 during the same time periods of 2000 and 1999, respectively. At March 31, 2000, there were approximately $4,140,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 46.8% and 4.0% respectively, of the Company's cash flow during the first quarter of 2000. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $446,000 were paid by the Bank to the Company during the first three months of 2000, compared to a total of $433,000 during the first three months of 1999.

     From January 1, 1989, through December 31, 1995, the Company collected federal income taxes from the Bank based on an effective tax rate of approximately 34% and paid taxes to the federal government at the rate of approximately 2% as a result of the utilization of the Company's net operating loss carryforwards for both regular tax and alternative minimum tax purposes. At December 31, 1995, the Company's net operating loss carryforwards for alternative tax purposes had been fully utilized. As a result, the Company began paying federal income taxes at the effective tax rate of approximately 20% during the first quarter of 1996. The net operating loss carryforwards available for regular federal income tax purposes were fully utilized by December 31, 1997. The Company's alternative minimum tax credit carryforwards were fully utilized at December 31, 1999.

     The Bank pays management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $38,000 and $25,000 in management fees to the Company in the first quarter of 2000 and 1999, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

Capital Resources

     At March 31, 2000, stockholders' equity totaled $25,935,000, or 7.3% of total assets, compared to $25,356,000, or 7.1% of total assets, at December 31, 1999.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity and qualifying guaranteed preferred beneficial interests in the Company's subordinated debentures, reduced by intangible assets. For the Company, Tier 2 capital is comprised of the remainder of the guaranteed preferred beneficial interests in the Company's subordinated debentures not qualifying for Tier 1 capital and all of the allowance for possible loan losses.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at March 31, 2000.

  The Company                                   March 31, 2000
  -----------                                  ---------------
                                            (Dollars in thousands)
  Tier 1 capital:
   Common stockholders' equity, excluding
     unrealized
     loss on available-for-sale securities         $ 26,200
   Qualifying guaranteed preferred beneficial
     interests
     in the Company's subordinated debentures(1)      8,733
   Intangible assets                                 (9,991)
                                                   --------
     Total Tier 1 capital                            24,942
                                                   --------

  Tier 2 capital:
   Guaranteed preferred beneficial interests in
     the Company's subordinated debentures(1)         4,267
   Allowance for possible loan losses (2)             1,866
                                                   --------
     Total Tier 2 capital                             6,133
                                                   --------

      Total capital                                $ 31,075
                                                   ========

  Risk-weighted assets                             $203,738
                                                   ========

  Adjusted quarterly average assets                $349,492
                                                   ========


                                   Regulatory    Well-capitalized     Actual Ratios at
The Company                         Minimum          Minimum           March  31, 2000
-----------                        ----------    ----------------     ----------------
Tier 1 capital to risk-weighted
  assets ratio                       4.00%             6.00%                12.24%
Total capital to risk-weighted
  assets ratio                       8.00             10.00                 15.25
Leverage ratio                       4.00              5.00                  7.14

The Bank

Tier 1 capital to risk-weighted
  assets ratio                       4.00%             6.00%                13.69%
Total capital to risk-weighted
  assets ratio                       8.00             10.00                 14.61
Leverage ratio                       4.00              5.00                  7.96


___________________________
(1) Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at March 31, 2000.

     The Company's ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Federal Reserve Board.

     The payment of dividends on the Common Stock is determined by the Company's Board of Directors in light of circumstances and conditions then existing, including the earnings of the Company and the Bank, funding requirements and financial condition and applicable laws and regulations. The Company's ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends on common stock unless such bank holding company can pay such dividends from current earnings.

     The Company began paying quarterly cash dividends of $0.03 per share on the Common Stock during the second quarter of 1994. The Company's Board of Directors increased the Company's quarterly Common Stock cash dividend to $0.05 per share during the second quarter of 1996.

     At its meeting on January 19, 2000, the Board of Directors of the Company approved an increase in the regular quarterly cash dividend to $0.06 per share. At its meeting on April 19, 2000, the Board of Directors of the Company approved the payment of the regular quarterly cash dividend of $0.06 per share on May 31, 2000, to shareholders of record of the Common Stock on May 15, 2000.

Year 2000 Readiness Disclosure

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a four digit year is commonly referred to as the Year 2000 Compliance issue.

     The Company identified all significant applications that required modification to ensure Year 2000 Compliance. Internal and external resources were used to make the required modifications and test Year 2000 Compliance. The testing process of all significant mission-critical applications was completed and all such hardware and software tested was found to be Year 2000 compliant.

     The Company developed a contingency plan and a business resumption plan to address issues that might not have been corrected in a timely manner by implementation of the Company's own Year 2000 Compliance plan and to address the possibilities that third party vendor or supplier systems might not have been Year 2000 compliant. The Company prepared alternate strategies where necessary if significant exposures were identified.

     Company personnel were at various Bank locations on the night of December 31, 1999, and during the day on January 1, 2000, and were prepared to address any potential Year 2000 Compliance issues. No significant Year 2000 Compliance issues arose, nor have any arisen subsequent to January 1, 2000.

     The total cost to the Company of Year 2000 Compliance activities was not material to the Company's financial position or results of operations in any given year.

Potential Sale of the Company

     On March 1, 2000, the Company executed a definitive agreement (the "Agreement") with State National Bancshares, Inc. ("State National") for State National, to acquire all of the Company's outstanding Common Stock for cash of approximately $45,473,000, or approximately $20.00 per share. The aggregate purchase price will increase if the closing of the transaction does not occur on or before the 160th day following the execution date of the Agreement. The Agreement additionally calls for State National to assume the Company's obligations on $13,000,000 of outstanding Trust Preferred Securities. State National is a privately held bank holding company headquartered in Lubbock, Texas. The transaction is subject to various closing conditions, including the receipt of all necessary approvals and the ability of State National to raise the necessary funds to complete the transaction. If all the conditions to the transaction are satisfied in the normal course, the transaction is expected to be completed before the end of the third quarter of 2000.

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

     The Bank has trust errors and omissions liability insurance to cover certain risk associated with claims filed against the Bank as trustee. The Bank has notified the insurance company of the complaint filed against the Bank. The insurance company has determined preliminarily that it appears the Bank has coverage except for any punitive or exemplary damages under the policy up to $2,000,000.

     The above mentioned complaint is still at an early stage and depositions are still being taken. Consequently, at this time it is not possible to predict whether the Bank will incur any liability or to estimate the damages, or the range of damages, if any, that the Bank might incur in connection with such action.

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

     None

Item 3.   Defaults upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Shareholders held on
Tuesday, April 25, 2000 (the "Annual Meeting"), the following members were elected to the Board of Directors:

                                   Votes For      Votes Withheld
                                   ---------      --------------
          Lee Caldwell              1,925,580        10,163
          Randal N. Crosswhite      1,925,180        10,563
          Marshal M. Kellar         1,923,580        12,163

     Continuing directors not standing for re-election until the 2001 and 2002 Annual Meetings of Shareholders are John L. Beckham
(2001), Nancy E. Jones (2001), Scott L. Taliaferro (2001), C.G. Whitten (2001), Mrs. William R. (Amber) Cree (2002), Tommy McAlister (2002), Bryan W. Stephenson (2002) and James D. Webster, M.D. (2002).

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







Date:  May 15, 2000           Independent Bankshares, Inc.
                         (Registrant)



                         By:  /s/Randal N. Crosswhite
                              --------------------------------------
                              Randal N. Crosswhite
                              Senior Vice President and Chief
                              Financial Officer