Form 10-Q/A
period 2000-03-31
INDEPENDENT BANKSHARES INC
filed 2000-08-10
CIK 318870

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q/A


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

                              PART I

                       FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
                  CONSOLIDATED BALANCE SHEETS
              MARCH 31, 2000 AND DECEMBER 31, 1999
                          (Unaudited)
                                         March 31,      December 31,
ASSETS                                      2000            1999
------                                  (As Restated)
                                         -----------     ------------
Cash and Cash Equivalents:
   Cash and Due from Banks              $ 17,794,000      $22,985,000
   Federal Funds Sold                     15,565,000       15,775,000
                                        ------------     ------------
     Total Cash and Cash Equivalents      33,359,000       38,760,000
                                        ------------     ------------
Securities:
Available-for-sale                        46,315,000       48,387,000
Held-to-maturity                          64,967,000       60,516,000
                                        ------------     ------------
     Total Securities                    111,282,000      108,903,000
                                        ------------     ------------
Loans:
  Total Loans                            187,614,000      187,143,000
Less:
  Unearned Income on Installment Loans       372,000          517,000
  Allowance for Possible Loan Losses       1,866,000        1,833,000
                                        ------------     ------------
     Net Loans                           185,376,000      184,793,000
                                        ------------     ------------
Intangible Assets                          9,991,000       10,158,000
Premises and Equipment                     9,655,000        9,816,000
Accrued Interest Receivable                3,619,000        3,538,000
Other Real Estate and Other
Repossessed Assets                           291,000          272,000
Other Assets                               2,084,000        2,022,000
                                        ------------     ------------
     Total Assets                       $355,657,000     $358,262,000
                                        ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits   $ 59,762,000     $ 57,441,000
  Interest-bearing Demand Deposits       100,401,000      102,573,000
  Interest-bearing Time Deposits         155,094,000      158,285,000
                                        ------------     ------------
     Total Deposits                      315,257,000      318,299,000
Accrued Interest Payable                   1,041,000        1,074,000
Other Liabilities                            562,000          533,000
                                        ------------     ------------
     Total Liabilities                   316,860,000      319,906,000
                                        ------------     ------------
Guaranteed Preferred Beneficial
  Interests in the Company's
  Subordinated  Debentures                13,000,000       13,000,000
                                        ------------     ------------
Stockholders' Equity:
Common Stock                                 583,000          583,000
Additional Paid-in Capital                15,955,000       15,955,000
Retained Earnings                         10,329,000        9,972,000
Unrealized Gain (Loss) on Available-
  for-sale Securities                       (266,000)        (343,000)
Unearned Employee Stock Ownership
Plan Stock                                  (135,000)        (142,000)
Treasury Stock (at Cost)                    (669,000)        (669,000)
                                        ------------     ------------
     Total Stockholders' Equity           25,797,000       25,356,000
                                        ------------     ------------
          Total Liabilities and
             Stockholders' Equity       $355,657,000     $358,262,000
                                        ============     ============

   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              QUARTERS ENDED MARCH 31, 2000 AND 1999
                            (Unaudited)
                                            Quarter Ended March 31,
                                            -------------------------
                                              2000          1999
                                          (As Restated)
                                            ---------     -----------
Interest Income:
  Interest and Fees on Loans               $4,346,000      $4,239,000
  Interest on Securities                    1,558,000       1,406,000
  Interest on Federal Funds Sold              246,000         411,000
                                            ---------      ----------
     Total Interest Income                  6,150,000       6,056,000
                                            ---------      ----------
Interest Expense:
  Interest on Deposits                      2,527,000       2,543,000
                                            ---------      ----------
     Total Interest Expense                 2,527,000       2,543,000
                                            ---------      ----------
        Net Interest Income                 3,623,000       3,513,000
Provision for Loan Losses                     110,000         105,000
                                            ---------      ----------
          Net Interest Income After
           Provision for Loan Losses        3,513,000       3,408,000
                                            ---------      ----------
Noninterest Income:
  Service Charges                             679,000         734,000
  Trust Fees                                   67,000          58,000
  Other Income                                 66,000          51,000
                                            ---------       ---------
     Total Noninterest Income                 812,000         843,000
                                            ---------       ---------
Noninterest Expenses:
  Salaries and Employee Benefits            1,501,000       1,533,000
  Net Occupancy Expense                       365,000         343,000
  Equipment Expense                           287,000         265,000
  Distributions on Guaranteed Preferred
   Beneficial Interests in the Company's
    Subordinated Debentures                   276,000         276,000
  Merger-related Expense                      209,000               0
  Amortization of Intangible Assets           168,000         166,000
  Stationery, Printing and Supplies           139,000         123,000
Expense
  Professional Fees                           124,000          94,000
  Net Costs Applicable to Other Real
    Estate and Other Repossed Assets            6,000          28,000
  Other Expenses                              504,000         498,000
                                            ---------       ---------
  Total Noninterest Expenses                3,579,000       3,326,000
                                            ---------       ---------
     Income Before Federal Income Taxes       746,000         925,000
Federal Income Taxes                          253,000         296,000
                                            ---------       ---------
        Net Income                            493,000         629,000
Other Comprehensive Income, Net of Taxes:
  Unrealized Holding Gains (Losses) on
   Available-for-sale Securities Arising
    During the Period                          77,000        (151,000)
                                            ---------       ---------
        Comprehensive Income                $ 570,000       $ 478,000
                                            =========       =========
Preferred Stock Dividends                   $       0       $   5,000
                                            =========       =========
Net Income Available to Common
Stockholders                                $ 493,000       $ 624,000
Basic Earnings Per Common Share Available   =========       =========
  to Common Stockholders                    $    0.22       $    0.28
Diluted Earnings Per Common Share           =========       =========
  Available to Common Stockholders          $    0.22       $    0.27
                                            =========       =========
   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
              QUARTERS ENDED MARCH 31, 2000 AND 1999
                            (Unaudited)

                                               Quarter Ended March 31,
                                            ----------------------------
                                                 2000             1999
                                            (As Restated)
                                             -----------       ----------
Cash Flows from Operating Activities:
  Net Income                                 $   493,000       $  629,000
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
  Deferred Federal Income Tax Expense                  0          120,000
  Depreciation and Amortization                  350,000          357,000
  Provision for Loan Losses                      110,000          105,000
  Gains on Sales of Premises and Equipment             0           (1,000)
  Writedown of Other Real Estate and Other
    Repossessed Assets                             2,000                0
  Increase in Accrued Interest Receivable        (81,000)        (228,000)
  (Increase) Decrease in Other Assets            (62,000)         104,000
  Decrease in Accrued Interest Payable           (33,000)        (160,000)
  Increase in Other Liabilities                   29,000           89,000
                                             -----------      -----------
     Net Cash Provided by Operating
       Activities                                808,000        1,015,000
                                             -----------      -----------

Cash Flows from Investing Activities:
  Proceeds from Maturities of Available-
   for-sale Securities                         5,062,000        1,261,000
  Proceeds from Maturities of Held-to-
   maturity Securities                         1,355,000       23, 344,000
  Proceeds from Sales of Available-for-sale
   Securities                                  2,000,000                0
  Purchases of Available-for-sale
   Securities                                 (4,891,000)     (16,510,000)
  Purchases of Held-to-maturity Securities    (5,836,000)     (19,007,000)

  Net Increase in Loans                         (828,000)        (330,000)
  Proceeds from Sales of Premises and
   Equipment                                           0            1,000
  Additions to Premises and Equipment            (20,000)         (88,000)
  Proceeds from Sales of Other Real
   Estate and Other Repossessed Assets           127,000          484,000
                                             -----------      -----------
     Net Cash Used in Investing Activities    (3,031,000)     (10,845,000)
                                             -----------      -----------


Cash Flows from Financing Activities:
  Decrease in Deposits                        (3,042,000)      (6,730,000)
  Repayment of Notes Payable                           0           (1,000)
  Payment of Cash Dividends                     (136,000)        (116,000)
                                             -----------      -----------
     Net Cash Used in Financing Activities    (3,178,000)      (6,847,000)
                                             -----------      -----------
Net Decrease in Cash and Cash Equivalents     (5,401,000)     (16,677,000)
Cash and Cash Equivalents at Beginning of
   Period                                     38,760,000       64,737,000
                                             -----------      -----------
Cash and Cash Equivalents at End of Period   $33,359,000      $48,060,000
                                             ===========      ===========

Noncash Investing Activities:
  Additions to Other Real Estate and Other
   Repossessed Assets Through Foreclosures   $   148,000      $   204,000
  Sales of Other Real Estate and Other
   Repossessed Assets Financed with Loans              0                0

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


(8)  Restatement of March 31, 2000 Consolidated Financial
      Statements

     The Company has restated its consolidated financial statements for the quarter ended March 31, 2000. In the restatement, costs related to the pending sale of the Company to State National have been expensed rather than capitalized during the first quarter of 2000. The following table reflects the various balance sheet and income statement accounts as originally reported and as restated at March 31, 2000.

                                   As Originally
                                     Reported     As Restated
                                  -------------   ------------
                                    (Dollars in thousands,
Balance Sheet Accounts                except per share)
----------------------
Other Assets                         $   2,293    $    2,084
Total Assets                           355,866       355,657
Other Liabilities                          633           562
Retained Earnings                       10,467        10,329
Total Stockholders' Equity              25,935        25,797
Total Liabilities and
  Stockholders' Equity                 355,866       355,657

Income Statement Accounts
-------------------------
Merger-related Expense               $       0    $      209
Total Noninterest Expenses               3,370         3,579
Income Before Federal Income Taxes         955           746
Federal Income Taxes                       324           253
Net Income                                 631           493

Per Share Information
---------------------
Basic Earnings per Common Share
  Available to Common Stockholders   $    0.28    $     0.22
Diluted Earnings Per Common Share
  Available to Common Stockholders        0.28          0.22

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     This Quarterly Report on Form 10-Q/A contains certain forward-looking statements and information relating to Independent Bankshares, Inc. (the "Company") and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, the interest rate environment, governmental regulation and supervision, nonperforming asset levels, loan concentrations, changes in industry practices, one time events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

Net Income

     Net income for the quarter ended March 31, 2000, amounted to $493,000 ($0.22 basic and diluted earnings per common share) compared to net income of $629,000 ($0.28 basic and $0.27 diluted earnings per common share, respectively) for the quarter ended
March 31, 1999. Income before federal income taxes decreased in 2000 primarily due to $209,000 in costs related to the Company's potential acquisition by State National Bancshares, Inc., Lubbock,
Texas ("State National"), which were charged to other expense during the first quarter of 2000. Net Income for the first quarter of 1999 was increased by the utilization of $17,000 in tax credit carryforwards.

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

                                                     Quarter Ended March 31,
                                     --------------------------------------------------------
                                               2000                           1999
                                    --------------------------   -----------------------------
                                    Interest                                           Interest
                                    Average    Income/   Yield/   Average     Income/   Yield/
                                    Balance    Expense    Rate    Balance     Expense    Rate
                                    -------    -------   -----    -------     -------    -----
ASSETS                                                (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income      $186,162    $4,346     9.34%    $184,347   $4,239    9.20%
(1)
  Securities (2)                      111,493     1,616     5.80      100,485    1,463    5.82
  Federal funds sold                   17,457       246     5.64       34,475      411    4.77
                                     --------    ------    -----     --------   ------   -----
     Total interest-earning assets    315,112     6,208     7.88      319,307    6,113    7.66
                                     --------    ------    -----     --------   ------   -----
Noninterest-earning assets:
  Cash and due from banks              20,483                          20,271
  Intangible assets                    10,073                          10,687
  Premises and equipment                9,734                          10,203
  Accrued interest receivable
   and other assets                     5,964                           6,483
  Allowance for possible loan
   losses                             (1,803)                          (1,796)
                                     --------                        --------
     Total noninterest-earning
        assets                         44,451                          45,848
                                     --------                        --------
          Total assets               $359,563                        $365,155
                                     ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                   $103,082    $  525     2.04%    $109,215   $  585    2.14%
  Time deposits                       156,221     2,002     5.13      159,347    1,958    4.92
                                     --------    ------   ------     --------   ------   -----
     Total interest-bearing
       liabilities                    259,303     2,527     3.90      268,562    2,543    3.79
                                     --------    ------   ------     --------   ------   -----
Noninterest-bearing liabilities:
  Demand deposits                      59,545                          56,855
  Accrued interest payable and
   other liabilities                    2,068                           2,110
                                     --------                        --------
     Total noninterest-bearing         61,613                          58,965
       liabilities                   --------                        --------
          Total liabilities           320,916                         327,527
Guaranteed preferred beneficial
  interests in the Company's
  subordinated debentures              13,000                          13,000
Stockholders' equity                   25,647                          24,628
                                     --------                        --------

          Total liabilities and
            stockholders' equity     $359,563                        $365,155
                                     ========                        ========
Net interest income                              $3,681                         $3,570
                                                 ======                         ======
Interest rate spread (3)                                    3.98%                         3.87%
                                                         =======                         =====
Net interest margin (4)                                     4.67%                         4.47%
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

                                            March 31, 2000 vs 1999
                                        --------------------------
                                        Increase (Decrease) Due To
                                                  Changes In
                                        --------------------------
                                            Volume  Rate    Total
                                           -------  -----   ------
                                                (In thousands)
Interest-earning assets:
 Loans, net of unearned income (1)           $  42  $ 65    $ 107
 Securities (2)                                158    (5)     153
 Federal funds sold                           (240)   75     (165)
                                             -----  ----    -----
   Total interest income                       (40)  135       95
                                             -----  ----    -----

Interest-bearing liabilities:
 Deposits:
  Demand, savings and money market
    deposits                                   (32)   (28)    (60)
  Time deposits                                (40)    84      44
                                             -----   ----   -----
     Total interest expense                    (72)    56     (16)
                                             -----   ----   -----
Increase in net interest income              $  32   $ 79   $ 111
                                             =====   ====   =====
______________________________
(1) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(2) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

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

Noninterest Expenses

     Total noninterest expenses increased $253,000, or 7.6%, from $3,326,000 during the first quarter of 1999 to $3,579,000 during the first quarter of 2000.

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

     Merger-related expense increased from $0 during the first quarter of 1999 to $209,000 during the first quarter of 2000.
These expenses represent costs incurred in connection with the Company's pending acquisition by State National.

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

Federal Income Taxes

     The Company accrued $253,000 and $296,000 in federal income taxes in the first quarter of 2000 and 1999, respectively. The increase from an effective rate of approximately 32% in 1999 to approximately 34% in 2000 was due to the utilization of $17,000 in tax credit carryforwards during the first quarter of 1999.

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

Analysis of Financial Condition
-------------------------------

Assets

     Total assets decreased $2,605,000, or 0.7%, from $358,262,000 at December 31, 1999, to $355,657,000 at March 31, 2000, due to
slight decreases in interest-bearing demand deposits and interest-bearing time deposits during the first three months of 2000. These decreases were somewhat offset by an increase in noninterest-bearing demand deposits.

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

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                      March 31, 2000          December 31, 1999
                                      --------------        --------------------
                                      Amount      %            Amount       %
                                      ------    ----        ----------    ------

                                                 (Dollars in thousands)
Carrying value:
 Obligations of U.S. Government
  agencies and corporations          $ 76,845   69.1%        $ 75,016       68.9%
 U.S. Treasury securities              16,959   15.2           15,982       14.7
 Obligations of states and
    political subdivisions              9,058    8.1            9,103        8.4
 Mortgage-backed securities             7,401    6.7            7,783        7.1
 Other securities                       1,019    0.9            1,019        0.9
                                      -------  -----         --------     ------
Total carrying value of
   securities                        $111,282  100.0%        $108,903      100.0%
                                     ========  =====         ========     ======
Total fair value of securities       $109,927                $107,608
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

                                                             Estimated   Weighted
Type and Maturity Grouping            Principal   Carrying     Fair       Average
at March 31, 2000                       Amount      Value      Value       Yield
-----------------                       ------     ------    --------    --------
                                                 (Dollars in thousands)
Obligations of U.S. Government
  agencies and corporations:
  Within one year                      $ 23,000    $ 22,953    $ 22,873        5.39%
  After one but within five years        54,245      53,892      52,984        5.79
                                       --------    --------    --------      ------
     Total obligations of U.S.
       Government
       agencies and corporations         77,245      76,845      75,857        5.67
                                       --------    --------    --------      ------

U.S. Treasury securities:
  Within one year                         8,000       7,984       7,984        5.26
  After one but within five years         9,000       8,975       8,975        5.60
                                       --------    --------    --------      ------
     Total U.S. Treasury securities      17,000      16,959      16,959        5.44
                                       --------    --------    --------      ------

Obligations of states and political
   subdivisions:
  Within one year                           290         306         291        9.14
  After one but within five years         4,540       4,785       4,648        8.87
  After five but within ten years         3,665       3,847       3,726        8.51
  After ten years                           120         120         123        8.76
                                       --------    --------    --------      ------
     Total obligations of states and
political
        subdivisions                      8,615       9,058       8,788        8.72
                                       --------    --------    --------      ------

Mortgage-backed securities                7,356       7,401       7,304        6.36
                                       --------    --------    --------      ------

Other securities:
  Within one year                             0           0           0          --
  After one but within five years             0           0           0          --
  After five but within ten years             0           0           0          --
  After ten years                         1,019       1,019       1,019        4.83
                                       --------    --------    --------      ------
     Total other securities               1,019       1,019       1,019        4.83
                                       --------    --------    --------      ------

          Total securities             $111,235    $111,282    $109,927        5.91%
                                       ========    ========    ========      ======

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

                                         One to   Over    Total
                              One Year    Five    Five   Carrying
                              and Less   Years    Years    Value
                              --------   -----   ------  ---------
                                       (In thousands)
     Real estate loans        $13,512  $48,621   $ 9,596  $ 71,729
     Commercial loans          39,828   19,069     1,993    60,890
     Other loans                9,179    2,226       451    11,856
                              -------  -------   -------  --------
      Total loans             $62,519  $69,916   $12,040  $144,475
                              =======  =======   =======  ========

     With fixed interest
       rates                  $23,649  $52,762   $ 9,069  $ 85,480
     With variable interest
       rates                   38,870   17,154     2,971    58,995
                              -------  -------   -------  --------
      Total loans             $62,519  $69,916   $12,040  $144,475
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

                                                   March 31,
                                              -------------------
                                               2000       1999
                                              --------  ---------
                                           (Dollars in thousands)
     Analysis of allowance for possible
       loan losses:
     Balance, at January 1                    $  1,833  $  1,842
      Provision for loan losses                    110       105
                                              --------  --------
                                                 1,943     1,947
                                              --------  --------
     Loans charged off:
      Real estate loans                              0         0
      Commercial loans                              29         1
      Loans to individuals                          74       141
      Other loans                                    6         0
                                              --------  --------
       Total charge-offs                           109       142
                                              --------  --------
     Recoveries of loans previously
        charged off:
      Real estate loans                              0         0
      Commercial loans                               5         9
      Loans to individuals                          26        35
      Other loans                                    1         0
                                              --------  --------
       Total recoveries                             32        44
                                              --------  --------
        Net loans charge-offs                       77        98
                                              --------  --------
     Balance, at March 31                     $  1,866  $  1,849
                                              ========  ========

     Average loans outstanding, net
       of unearned income                     $186,162  $184,347
                                              ========  ========
     Ratio of net loan charge-offs to
        average loans outstanding, net
        of unearned income (annualized)           0.17%     0.21%
                                              ========  ========
     Ratio of allowance for possible
      loan losses to total loans,
      net of unearned income, at March 31         1.00%     1.00%
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


                                            March 31, 2000            December 31, 1999
                                        ----------------------     -------------------------
                                                    Percent of                 Percent of
                                       Amount of     Loans by      Amount of    Loans by
                                       Allowance   Category to     Allowance   Category to
                                       Allocated  Loans, Net of    Allocated   Loans, Net of
                                          to         Unearned        to         Unearned
                                       Category       Income       Category      Income
                                       --------    -----------     ----------  -------------
                                                     (Dollars in thousands)
Real estate loans                        $  327        38.3%     $   198           38.7%
Commercial loans                            371        32.5          254           29.6
Loans to individuals                        802        22.8          672           24.8
Other loans                                  53         6.4           37            6.9
                                         ------      ------      -------         ------
     Total allocated                      1,553       100.0%       1,161          100.0%
Unallocated                                 313      ======          672         ======
                                         ------                  -------
Total allowance for possible loan
   losses                                $1,866                  $ 1,833
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

                                              March 31,   December 31,
                                                 2000         1999
                                               --------   -------------
                                                    (In thousands)
Nonaccrual loans                              $   55           $  236
Accruing loans contractually past due
  over 90 days                                   207              203
Restructured loans                               170              186
Other real estate and other repossessed          291              272
   assets                                     ------           ------

Total nonperforming assets                    $  723           $  897
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

Other Assets

     The most significant component of other assets at March 31, 2000, is a net deferred tax asset of $488,000. The balance of other assets increased $62,000, or 3.1%, to $2,084,000 at March 31, 2000, from $2,022,000 at December 31, 1999, partially as a result of an increase in the amount of prepaid expenses during the first quarter of 2000.

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

                                   Quarter Ended March 31,
                           ---------------------------------------
                                  2000                 1999
                           -------------------   -----------------
                           Average     Average   Average   Average
                            Amount      Rate      Rate      Amount
                           -------     ------   -------    -------
                                   (Dollars in thousands)
Noninterest-bearing
 demand deposits          $ 59,545       --%    $ 56,855        --%
Interest-bearing demand,
  savings and money market
  deposits                 103,082      2.04     109,215      2.14
Time deposits of less
  than $100,000            104,198      5.05     111,196      4.89
Time deposits of $100,000
  or more                   52,023      5.27      48,151      4.98
                          --------    ------    --------    ------
Total deposits            $318,848      3.17%   $325,417      3.13%
                          ========    ======    ========    ======

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

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $29,000 or 5.4%, from $533,000 at December 31, 1999, to $562,000 at March 31, 2000, primarily due to an increase in accrued property taxes that were paid on December 31, 1999 and an increase in unearned income on safe deposit box rental, the vast majority of which is collected at the first of each year and earned throughout the remainder of the year.

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

                                                                       Volumes
                                                                      Subject to
                                                                      Subject to
                                                                      Repricing
                                         Cumulative Volumes            Within
                                     Subject to Repricing Within        After
                                    90 Days    180 Days    365 Days    1 Year      Total
                                    -------    --------    ---------   -------   ---------
Interest-earning assets:                            (Dollars in thousands)
  Federal funds sold               $ 15,565    $ 15,565    $ 15,565  $      0    $  15,565
  Securities                          8,042      13,330      31,243    80,039      111,282
  Loans, net of unearned income      75,173      83,902      92,934    94,308      187,242
                                   --------    --------    --------  --------    ---------
    Total interest-earning assets    98,780     112,797     139,742   174,347      314,089
                                   --------    --------    --------  --------    ---------
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                  100,401     100,401     100,401         0      100,401
  Time deposits                      51,060      88,780     138,948    16,146      155,094
                                   --------    --------    --------  --------    ---------
     Total interest-bearing
       liabilities                  151,461     189,181     239,349    16,146      255,495
                                   --------    --------    --------  --------    ---------
Rate-sensitivity gap(1)            $(52,681)   $(76,384)   $(99,607) $158,201    $  58,594
                                   ========    ========    ========  ========    =========

Rate-sensitivity ratio(2)             65.2%        59.6%       58.4%
                                   ========    ========    ========

______________________________
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters ended March 31, 2000 and 1999.

                                               Quarter Ended
                                                March 31,  .
                                               -------------
                                                2000   1999
                                               -----   -----
Net income to:
  Average assets                                0.55%  0.69%
  Average interest-earning assets               0.63   0.79
  Average stockholders' equity                  7.69  10.22
Dividend payout (1) to:
  Net income                                   27.59  17.65
  Average stockholders' equity                  2.12   1.80
Average stockholders' equity to:
  Average total assets                          7.13   6.74
  Average loans (2)                            13.78  13.36
  Average total deposits                        8.04   7.57
Average interest-earning assets to:
  Average total assets                         87.64  87.44
  Average total deposits                       98.83  98.12
  Average total liabilities                    98.19  97.49
Ratio to total average deposits of:
  Average loans (2)                            58.39  56.65
  Average noninterest-bearing deposits         18.68  17.47
  Average interest-bearing deposits            81.32  82.53
Total interest expense to total interest
    income                                     41.09  41.99
Efficiency ratio (3)                           70.55  65.56
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

Capital Resources

     At March 31, 2000, stockholders' equity totaled $25,797,000, or 7.3% of total assets, compared to $25,356,000, or 7.1% of total assets, at December 31, 1999.

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

  The Company                                   March 31, 2000
  -----------                                  ---------------
                                            (Dollars in thousands)
  Tier 1 capital:
   Common stockholders' equity, excluding
     unrealized
     loss on available-for-sale securities         $ 26,063
   Qualifying guaranteed preferred beneficial
     interests
     in the Company's subordinated debentures(1)      8,733
   Intangible assets                                 (9,991)
                                                   --------
     Total Tier 1 capital                            24,805
                                                   --------

  Tier 2 capital:
   Guaranteed preferred beneficial interests in
     the Company's subordinated debentures(1)         4,267
   Allowance for possible loan losses (2)             1,866
                                                   --------
     Total Tier 2 capital                             6,133
                                                   --------

      Total capital                                $ 30,938
                                                   ========

  Risk-weighted assets                             $203,529
                                                   ========

  Adjusted quarterly average assets                $349,492
                                                   ========

                                   Regulatory    Well-capitalized     Actual Ratios at
The Company                         Minimum          Minimum           March  31, 2000
-----------                        ----------    ----------------     ----------------
Tier 1 capital to risk-weighted
  assets ratio                       4.00%             6.00%                12.19%
Total capital to risk-weighted
  assets ratio                       8.00             10.00                 15.20
Leverage ratio                       4.00              5.00                  7.10

The Bank

Tier 1 capital to risk-weighted
  assets ratio                       4.00%             6.00%                13.69%
Total capital to risk-weighted
  assets ratio                       8.00             10.00                 14.61
Leverage ratio                       4.00              5.00                  7.96


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

Potential Sale of the Company

     On March 1, 2000, the Company executed a definitive agreement
(the "Agreement") with State National for State National, to acquire all of the Company's outstanding Common Stock for cash of approximately $45,473,000, or approximately $20.00 per share. The aggregate purchase price will increase if the closing of the transaction does not occur on or before the 160th day following the execution date of the Agreement. The Agreement additionally calls for State National to assume the Company's obligations on $13,000,000 of outstanding Trust Preferred Securities. State National is a privately held bank holding company headquartered in Lubbock, Texas. The transaction is subject to various closing conditions, including the receipt of all necessary approvals and the ability of State National to raise the necessary funds to complete the transaction. If all the conditions to the transaction are satisfied in the normal course, the transaction is expected to be completed before the end of the third quarter of 2000.

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

          27.1 Financial Data Schedule*

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated March 1, 2000, reporting the execution of a definitive Reorganization
          Agreement whereby State National Bancshares, Inc. would acquire the Company in an all cash merger.


*Amended exhibit

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  August __ , 2000           Independent Bankshares, Inc.
                                  (Registrant)



                         By:  /s/RANDAL N. CROSSWHITE
                              --------------------------------------
                              Randal N. Crosswhite
                              Senior Vice President and Chief
                              Financial Officer