Form 10-Q
period 2000-06-30
INDEPENDENT BANKSHARES INC
filed 2000-08-11
CIK 318870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 2000

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

                                   YES     NO

              Indicate the number of shares outstanding of each of
             the issuer's classes of common stock at June 30, 2000.

                 Class:  Common Stock, par value $0.25 per share
                 Outstanding at June 30, 2000:  2,273,647 shares

                                     PART I

                              FINANCIAL INFORMATION


Item 1. Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                                  June 30,       December 31,
ASSETS                                              2000             1999
                                               -------------   ---------------

Cash and Cash Equivalents:
  Cash and Due from Banks                       $  17,901,000     $ 22,985,000

  Federal Funds Sold                               24,818,000       15,775,000
                                                -------------     ------------
     Total Cash and Cash Equivalents               42,719,000       38,760,000
                                                -------------     ------------
Securities:
  Available-for-sale                               40,344,000       48,387,000
  Held-to-maturity                                 62,379,000       60,516,000
                                                -------------     ------------
     Total Securities                             102,723,000      108,903,000
                                                -------------     ------------
Loans:
  Total Loans                                     183,386,000      187,143,000
  Less:
    Unearned Income on Installment Loans              224,000          517,000
    Allowance for Possible Loan Losses              2,203,000        1,833,000
                                                -------------     ------------
      Net Loans                                   180,959,000      184,793,000
                                                -------------     ------------
Intangible Assets                                   9,823,000       10,158,000
Premises and Equipment                              9,529,000        9,816,000
Accrued Interest Receivable                         3,397,000        3,538,000
Other Real Estate and Other Repossessed Assets        262,000          272,000
Other Assets                                        2,176,000        2,022,000
                                                -------------     ------------
         Total Assets                            $351,588,000     $358,262,000
                                                =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing Demand Deposits            $ 59,480,000     $ 57,441,000
  Interest-bearing Demand Deposits                 98,363,000      102,573,000
  Interest-bearing Time Deposits                  152,915,000      158,285,000
                                                 ------------     ------------
      Total Deposits                              310,758,000      318,299,000
Accrued Interest Payable                            1,097,000        1,074,000
Other Liabilities                                     685,000          533,000
                                                 ------------     ------------
      Total Liabilities                           312,540,000      319,906,000
                                                 ------------     ------------
Guaranteed Preferred Beneficial Interests in
  the Company's Subordinated Debentures            13,000,000       13,000,000
                                                 ------------      -----------
Stockholders' Equity:
Common Stock                                          583,000          583,000
Additional Paid-in Capital                         15,955,000       15,955,000
Retained Earnings                                  10,502,000        9,972,000
Unrealized Loss on Available-for-sale                (195,000)        (343,000)
Securities
Treasury Stock (at Cost)                             (669,000)        (669,000)
Unearned Employee Stock Ownership Plan Stock         (128,000)        (142,000)
                                                 ------------    -------------
      Total Stockholders' Equity                   26,048,000       25,356,000
                                                 ------------    -------------
       Total Liabilities and Stockholders'       $351,588,000     $358,262,000
Equity                                           ============     ============


   See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
    QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                            (Unaudited)



                                                                          Six Month Period
                                          Quarter Ended June 30,           Ended June 30,
                                         ------------------------    --------------------------
                                            2000          1999           2000          1999
                                         ----------    ----------    ------------   ----------
Interest Income:
  Interest and Fees on Loans             $4,368,000   $4,198,000     $ 8,714,000   $8,437,000
  Interest on Securities                  1,498,000    1,500,000       3,056,000    2,906,000
  Interest on Federal Funds Sold            375,000      288,000         621,000      699,000
                                         ----------   ----------     -----------   ----------
    Total Interest Income                 6,241,000    5,986,000      12,391,000   12,042,000
                                         ----------   ----------     -----------   ----------
Interest Expense:
  Interest on Deposits                    2,608,000    2,434,000       5,135,000    4,977,000
                                         ----------   ----------     -----------   ----------
   Total Interest Expense                 2,608,000    2,434,000       5,135,000    4,977,000
                                         ----------   ----------     -----------   ----------
     Net Interest Income                  3,633,000    3,552,000       7,256,000    7,065,000
  Provision for Loan Losses                 400,000       65,000         510,000      170,000
                                         ----------   ----------     -----------   ----------
      Net Interest Income After
       Provision for Loan Losses          3,233,000    3,487,000       6,746,000    6,895,000
                                         ----------   ----------     -----------   ----------
Noninterest Income:
  Service Charges                           649,000      722,000       1,328,000    1,439,000
  Trust Fees                                 50,000       51,000         117,000      109,000
  Other Income                               54,000       60,000         120,000      128,000
                                         ----------   ----------     -----------   ----------
    Total Noninterest Income                753,000      833,000       1,565,000    1,676,000
                                         ----------   ----------     -----------   ----------
Noninterest Expenses:
  Salaries and Employee Benefits          1,509,000    1,496,000       3,010,000    3,029,000
  Net Occupancy Expense                     372,000      363,000         737,000      706,000
  Equipment Expense                         302,000      254,000         589,000      519,000
  Distributions on Guaranteed Preferred
    Beneficial Interests in the
      Company's Subordinated Debentures     276,000      276,000         552,000      552,000
  Amortization of Intangible Assets         167,000      181,000         335,000      334,000
  Merger-related Expense                    102,000            0         311,000            0
  Stationery, Printing and Supplies         155,000      139,000         294,000      262,000
      Expense                               155,000      139,000         294,000      262,000
  Professional Fees                         118,000      114,000         242,000      208,000
  Net Costs Applicable to Other Real
     Estate and Other Repossessed Assets     11,000       28,000          17,000       56,000
  Other Expenses                            495,000      505,000         999,000    1,016,000
                                         ----------   ----------     -----------   ----------
     Total Noninterest Expenses           3,507,000    3,356,000       7,086,000    6,682,000
                                         ----------   ----------     -----------   ----------
       Income Before Federal Income         479,000      964,000       1,225,000    1,889,000
Taxes
Federal Income Taxes                        169,000      336,000         422,000      632,000
                                         ----------   ----------     -----------   ----------
          Net Income                        310,000      628,000         803,000    1,257,000

Other Comprehensive Income, Net of
Taxes:
  Unrealized Holding Gains (Losses) on
     Available-for-sale Securities
       Arising During the Period             71,000     (189,000)        148,000     (340,000)
                                         ----------    ---------     -----------   ----------

        Comprehensive Income             $  381,000   $  439,000     $   951,000   $  917,000
                                         ==========   ==========     ===========   ==========
Preferred Stock Dividends                $        0   $    5,000              $0   $   10,000
                                         ==========   ==========     ===========   ==========
Net Income Available to Common
 Stockholders                            $  310,000   $  623,000     $   803,000   $1,247,000
                                         ==========   ==========     ===========   ==========

Basic Earnings Per Common Share          $     0.14   $     0.29     $      0.36   $     0.57
                                         ==========   ==========     ===========   ==========
Diluted Earnings Per Common Share        $     0.14   $     0.28     $      0.36   $     0.55
                                         ==========   ==========     ===========   ==========


See Accompanying Notes to Consolidated Financial Statements.

                   INDEPENDENT BANKSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                            (Unaudited)

                                                       2000              1999
                                                    -----------      -----------
Cash Flows from Operating Activities:
  Net Income                                        $   803,000     $  1,257,000
Adjustments to Reconcile Net Income to Net Cash
   Provided by
  Operating Activities:
   Deferred Federal Income Tax Expense                        0          268,000
   Depreciation and Amortization                        701,000          713,000
   Provision for Loan Losses                            510,000          170,000
   Gains of Sales of Securities                         (1,000)                0
   Gains on Sales of Premises and Equipment                   0           (1,000)
   Writedown of Other Real Estate and Other
      Repossessed Assets                                  3,000                0
   (Increase) Decrease in Accrued Interest
      Receivable                                        141,000          (28,000)
   (Increase) Decrease in Other Assets                 (154,000)          23,000
   Increase (Decrease) in Accrued Interest
     Payable                                             23,000         (230,000)
   Increase in Other Liabilities                        152,000          133,000
                                                    -----------     ------------

      Net Cash Provided by Operating Activities       2,178,000        2,296,000
                                                    -----------     ------------

Cash Flows from Investing Activities:
   Proceeds from Maturities of Available-for-sale    10,128,000        3,487,000
      Securities
   Proceeds from Maturities of Held-to-maturity       3,923,000       30,070,000
      Securities
   Proceeds from Sales of Available-for-sale
      Securities                                      3,000,000                0
   Purchases of Available-for-sale Securities        (4,891,000)     (23,685,000)
   Purchases of Held-to-maturity Securities          (5,836,000)     (26,968,000)
   Net Decrease in Loans                              3,033,000        1,415,000
   Proceeds from Sales of Premises and Equipment              0            1,000
   Additions to Premises and Equipment                  (79,000)        (139,000)
   Proceeds from Sales of Other Real Estate and         317,000          822,000
     Other Repossessed Assets                       -----------     ------------
       Net Cash Used in Investing Activities          9,595,000      (14,997,000)
                                                    -----------     ------------

Cash Flows from Financing Activities:
   Decrease in Deposits                              (7,541,000)     (10,870,000)
   Repayment of Notes Payable                                 0           (1,000)
   Payment of Cash Dividends                           (273,000)        (230,000)
   Purchase of Treasury Stock                                 0         (640,000)
                                                    -----------     ------------
      Net Cash Used in Financing Activities         (7,814,000)      (11,741,000)
                                                    -----------     ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                         3,959,000      (24,442,000)

Cash and Cash Equivalents at Beginning of Period     38,760,000       64,737,000
                                                    -----------     ------------


Cash and Cash Equivalents at End of Period          $42,719,000     $ 40,295,000
                                                    ===========     ============

Noncash Investing Activities:
   Additions to Other Real Estate and Other
    Repossessed Assets Through Foreclosures         $   309,000     $    499,000


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

(2)  Treasury Stock

     During the first half of 1999, Independent Bankshares, Inc. (the "Company") authorized the repurchase of up to 80,000 shares of the Company's Common Stock in the open market. As of March 31, 2000, the Company had repurchased a total of 60,000 shares of its Common Stock at an average price of $11.15 per share. The repurchased shares are currently held as treasury stock.

(3)  Unearned ESOP Shares

     The Company's Employee Stock Ownership/401(k) Plan (the "Plan") purchased 18,750 shares of Common Stock in an underwritten offering (the "1997 Offering") for $214,000. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing is due in eighty-four equal monthly installments of $4,000, including interest, and matures on February 27, 2004. The note bears interest at the Company's floating base rate plus 1% (10.50% at June 30, 2000). The note is collateralized by the stock purchased in the 1997 Offering.

     As a result of the lending arrangement between the Company and the Plan, the shares are considered "unearned." The shares are "earned" on a pro rata basis as principal payments are made on the note. The shares are included in the Company's earnings per share calculations only as they are earned. At June 30, 2000, a total of 11,242 shares with an original cost of $128,000 are considered to be unearned.

(4)  Earnings Per Share

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Because the Company's outstanding Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") was cumulative, the dividends allocable to such preferred stock reduced income available to common stockholders in the basic earnings per share calculations. In computing diluted earnings per common share for the quarter and six-month period ended June 30, 1999, the conversion of the Series C Preferred Stock was assumed, as the effect was dilutive. The remainder of the Series C Preferred Stock was converted to Common Stock during the fourth quarter of 1999. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended June 30, 2000 and 1999, was 2,262,000 and 2,161,000 shares, respectively.
The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended June 30, 2000 and 1999, was 2,262,000 and 2,265,000 shares, respectively.
The weighted average common shares outstanding used in computing basic earnings per common share for the six-month periods ended June 30, 2000 and 1999, were 2,262,000 and 2,182,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the six-month periods ended June 30, 2000 and 1999, were 2,262,000 and 2,289,000 shares, respectively.

(5)  Accumulated Other Comprehensive Income

     An analysis of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 2000 and 1999, is as follows:

                        Unrealized Gain (Loss) on Available-for-sale Securities
                        -------------------------------------------------------
                                                         Six-month Period
                         Quarter Ended June 30,           Ended June 30,
                         ----------------------    ------------------------
                           2000         1999          2000          1999
                         ----------    ---------    ---------     -------
                                            (In thousands)
Balance, beginning of
  period                   $ (266)       $   10      $  (343)       $    161
Current period change          71          (189)         148            (340)
                           -------       ------      -------        --------
Balance, at June 30        $ (195)       $ (179)     $  (195)       $   (179)
                           ======        ======      =======        ========



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

     The above mentioned complaint is still at an early stage. Consequently, at this time it is not possible to predict whether the Bank will incur any liability or to estimate the damages, or the range of damages, if any, that the Bank might incur in connection with such action.

     The Company is involved in various other litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such other litigation would not be material in relation to the Company's financial position or results of operations.

(7)  Pending Sale of the Company

     On March 1, 2000, the Company executed a definitive agreement (the "Agreement") with State National Bancshares, Inc. ("State National") for State National, to acquire all of the Company's outstanding Common Stock for cash of approximately $45,473,000, or $20.00 per share. The aggregate purchase price will increase if the closing of the transaction does not occur on or before the 160th day following the execution date of the Agreement. The Agreement additionally calls for State National to assume the Company's obligations on $13,000,000 of outstanding Trust Preferred Securities. State National is a privately held bank holding company headquartered in Lubbock, Texas. The transaction was approved by the Company's shareholders on July 12, 2000, and is expected to be completed on August 11, 2000.

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

The Company
-----------

     The Company is a bank holding company that, at June 30, 2000, owned 100% of the common securities of Independent Capital Trust ("Independent Capital") and 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the cities of Abilene (three locations), Azle (two locations), Lubbock, Odessa (four locations), San Angelo, Stamford and Winters.

Results of Operations
---------------------

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at June 30, 2000, and December 31, 1999, and results of operations for each of the quarters and six-month periods ended June 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income

     Net income for the quarter ended June 30, 2000, amounted to $310,000 ($0.14 basic and diluted earnings per common share) compared to net income of $628,000 ($0.29 basic and $0.28 diluted earnings per common share, respectively) for the quarter ended June 30, 1999. Net income for the six-month period ended June 30, 2000, was $803,000 ($0.36 basic and diluted earnings per common share) compared to net income of $1,257,000 ($0.57 basic and $0.55 diluted earnings per common share) for the six-month period ended June 30, 1999. Net income and earnings per share decreased in 2000 primarily due to an increase in the Company's provision for loan losses and expensing of costs associated with the pending sale of the Company to State National Bancshares, Inc. ("State National").

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

     Net interest income amounted to $3,633,000 for the second quarter of 2000, an increase of $81,000, or 2.3%, from the second quarter of 1999. Net interest income for the second quarter of 1999 was $3,552,000. Net interest income for the first six months of 2000 was $7,256,000, an increase of $191,000, or 2.7%, from net interest income of $7,065,000 for the first six months of 1999.
The increases in 2000 were primarily due to increases in the net interest margin. The net interest margin on a fully taxable-equivalent basis, was 4.68% for the second quarter and first six months of 2000, compared to 4.54% and 4.51% for the second quarter and first six months of 1999, respectively. The primary reason for the increases in the net interest margin during the first half of 2000 is a shift within the Company's loan portfolio to more commercial and real estate loans and away from lower-yielding indirect installment loans.

     At June 30, 2000, approximately $57,887,000, or 31.6%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Average overall rates paid for various types of certificates of deposit increased from the first half of 1999 to the first half of 2000. For example, the average rate paid for certificates of deposit less than $100,000 increased from 4.82% for the first half of 1999 to 5.19% for the first half of 2000, while the average rate paid by the Company for certificates of deposit of $100,000 or more also increased from 4.93% during the first six months of 1999 to 5.41% during the first six months of 2000. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, however, actually decreased from an average of 2.12% during the first half of 1999 to an average of 2.04% during the first half of 2000. These changes caused the Company's overall cost of interest-bearing deposits to increase from 3.74% for the first six months of 1999 to 3.99% for the first six months of 2000.

     The following table presents the average balance sheets of the Company for the quarters and six-month periods ended June 30, 2000 and 1999, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                                     Quarter Ended June 30,
                                   ---------------------------------------------------------
                                               2000                          1999
                                    ---------------------------  ---------------------------

                                               Interest
                                    Average    Income/   Yield/   Average    Income/   Yield/
                                    Balance    Expense    Rate    Balance    Expense    Rate
                                   ---------   -------    -----   --------   -------   ------
ASSETS                                               (Dollars in thousands)

Interest-earning assets:
 Loans, net of unearned income (1) $184,810    $4,368     9.45%   $182,438   $4,198    9.20%
  Securities (2)                    106,537     1,558     5.85     110,835    1,554    5.61
  Federal funds sold                 24,138       375     6.21      24,337      288    4.73
                                   --------    ------    -----     -------   ------    ----
     Total interest-earning assets  315,485     6,301     7.99     317,610    6,040    7.61
                                   --------    ------    -----     -------   ------    ----
Noninterest-earning assets:
  Cash and due from banks            18,408                         18,804
  Intangible assets                   9,905                         10,580
  Premises and equipment              9,589                         10,129
  Accrued interest receivable
    and other assets                  6,229                          6,065
  Allowance for possible loan
   losses                            (1,847)                        (1,801)
                                   --------                       --------
     Total noninterest-earning
        assets                       42,284                         43,777
                                   --------                       --------
         Total assets              $357,769                       $361,387
                                   ========                       ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                 $101,339    $  518     2.05%   $106,538   $  556    2.09%
  Time deposits                     154,734     2,090     5.40     157,045    1,878    4.78
                                   --------    ------    -----    --------   ------    ----
Total interest-bearing
  liabilities                       256,075     2,608     4.08     263,583    2,434    3.69
                                   --------    ------    -----    --------   ------    ----

Noninterest-bearing liabilities:
  Demand deposits                    60,352                         58,157
  Accrued interest payable and
   other liabilities                  2,135                          2,066
                                   --------                       --------
    Total noninterest-bearing
       liabilities                   62,487                         60,223
                                   --------                       --------
       Total liabilities            318,560                        323,806
Guaranteed preferred beneficial
  interests in the Company's
   subordinated debentures           13,000                         13,000
Stockholders' equity                 26,209                         24,581
                                   --------                       --------
      Total liabilities and
         stockholders' equity      $357,769                       $361,387
                                   ========                       ========

Net interest income                            $3,693                        $3,606
                                               ======                        ======
Interest rate spread (3)                                 3.91%                          3.92%
                                                         ====                           ====
Net interest margin (4)                                  4.68%                          4.54%
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



                                                   Six-month Period Ended June 30,
                                     ----------------------------------------------------------

                                                 2000                          1999
                                     ----------------------------  ----------------------------


                                                 Interest                    Interest
                                      Average    Income/   Yield/  Average    Income/   Yield/
                                      Balance    Expense    Rate   Balance    Expense    Rate
                                     ----------  --------  -----   --------   -------   -------
ASSETS                                                 (Dollars in thousands)

Interest-earning assets:
  Loans, net of unearned income (1)   $ 185,486  $  8,714    9.40% $183,393   $ 8,437      9.20%
  Securities (2)                        109,015     3,174    5.82   105,660     3,017      5.71
  Federal funds sold                     20,797       621    5.97    29,406       699      4.75
                                      ---------  --------   -----  --------   -------   -------

     Total interest-earning assets      315,298    12,509    7.94   318,459    12,153      7.63
                                      ---------  --------   -----  --------   -------   -------

Noninterest-earning assets:
  Cash and due from banks                19,419                      19,537
  Intangible assets                       9,989                      10,634
  Premises and equipment                  9,661                      10,166
  Accrued interest receivable
    and other assets                      6,097                       6,275
  Allowance for possible loan
    losses                               (1,825)                     (1,799)
                                      ---------                    --------
      Total noninterest-earning
        assets                           43,341                      44,813
                                      ---------                    --------
          Total assets                $ 358,639                    $363,272
                                      =========                    ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing liabilities:
  Demand, savings and money
   market deposits                     $102,210  $  1,043    2.04% $107,878   $ 1,141      2.12%
  Time deposits                         155,478     4,092    5.26   158,197     3,836      4.85
                                       --------  --------   -----  --------   -------      ----
    Total interest-bearing
      liabilities                       257,688     5,135    3.99   266,075     4,977      3.74
                                       --------  --------   -----  --------   -------      ----
Noninterest-bearing liabilities:
  Demand deposits                        59,922                      57,506
  Accrued interest payable and
    other liabilities                     2,102                       2,085
                                       --------                    --------
    Total noninterest-bearing
      liabilities                        62,024                      59,591
                                       --------                    --------
        Total liabilities               319,712                     325,666
Guaranteed preferred beneficial
   interests in the Company's
   subordinated debentures               13,000                      13,000
Stockholders' equity                     25,927                      24,606
                                       --------                    --------
         Total liabilities and
           stockholders' equity        $358,639                    $363,272
                                       ========                    ========

Net interest income                              $  7,374                     $ 7,176
                                                 ========                     =======
Interest rate spread (3)                                     3.95%                         3.89%
                                                             ----                          ====
Net interest margin (4)                                      4.68%                         4.51%
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


                                         Quarters Ended            Six-month Periods Ended
                                     June 30, 2000 vs. 1999         June 30, 2000 vs 1999
                                   ---------------------------   ---------------------------
                                   Increase (Decrease) Due to     Increase (Decrease) Due To
                                           Changes In:                   Changes In:
                                  ----------------------------   ---------------------------
                                     Volume      Rate    Total    Volume    Rate      Total
                                  -----------   ------  ------   --------  -------   -------
                                                        (In thousands)
Interest-earning assets:
  Loans, net of unearned
   income (1)                         $    55     $115     $170   $   95    $ 182    $  277
  Securities (2)                          (61)      65        4       98       59       157
  Federal funds sold                       (3)      90       87     (205)     127       (78)
                                      -------    -----    -----   ------    -----    ------
     Total interest income                 (9)     270      261      (12)     368       356
                                      -------    -----    -----   ------    -----    ------

Interest-bearing liabilities:
  Deposits:
  Demand, savings and money
   market deposits                        (27)     (11)     (38)     (58)     (40)      (98)
  Time deposits                           (28)     240      212      (66)     322       256
                                      -------    -----    -----   ------     ----    ------
      Total interest expense              (55)     229      174     (124)     282       158
                                      -------    -----    -----   ------    -----    ------

Increase in net interest income       $    46    $  41    $  87  $   112   $   86    $  198
                                      =======    =====    =====  =======   ======    ======


______________________________
(1) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(2) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter and six-month period ended June 30, 2000, were $400,000 and $510,000, respectively, compared to $65,000 and $170,000 for the quarter and six-month period ended June 30, 1999, respectively. These represent increases of $335,000, or 515.4%, and $340,000, or 200.0%. The
increased provisions for the quarter and six-month period ended June 30, 2000, were due to increased classified and nonperforming loans at June 30, 2000. Of the total gross charge-offs of $194,000 during the first half of 2000, $68,000, or 35.1%, were indirect installment loans. The Bank is continuing to make some indirect installment loans; however, the Company is attempting to reduce its reliance on such loans by increasing commercial and real estate loans. See "Analysis of Financial Condition-Loan Portfolio" below.

Noninterest Income

     Noninterest income decreased $80,000, or 9.6%, from $833,000 during the second quarter of 1999 to $753,000 during the second quarter of 2000. Noninterest income also decreased $111,000, or 6.6%, from $1,676,000 for the first six months of 1999 to $1,565,000 for the first six months of 2000.


     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income decreased from $722,000 during the second quarter of 1999 to $649,000 during the second quarter of 2000, a 10.1% decrease, and decreased $111,000, or 7.7%, from $1,439,000 for the first six months of 1999 to $1,328,000 for the first six months of 2000.

The decrease was primarily due to an unusually high amount of charges for checks that were drawn on insufficient funds during the first half of 1999.

     Trust fees from the operation of the trust department of the Bank decreased $1,000, or 2.0%, from $51,000 during the second quarter of 1999 to $50,000 during the same period in 2000, but increased $8,000, or 7.3%, from $109,000 for the first six months of 1999 to $117,000 for the first six months of 2000 as a result of an overall increase in the value of assets under management of the trust department and one-time termination fees assessed during the first quarter of 2000.

     Other income is the sum of several components of noninterest income including check printing income, commissions earned from the sale of mutual funds and annuities, bankcard royalty income, insurance premiums earned on automobiles financed through the Company's indirect installment loan program and other sources of miscellaneous income. Other income decreased $6,000, or 10.0%, from $60,000 during the second quarter of 1999 to $54,000 during the second quarter of 2000, and decreased $8,000, or 6.3%, from $128,000 for the first six months of 1999 to $120,000 for the corresponding period in 2000 primarily due to decreases in check printing income and bank card royalty income.

Noninterest Expenses

     Noninterest expenses increased $151,000, or 4.5%, from $3,356,000 during the second quarter of 1999 to $3,507,000 during the second quarter of 2000 and increased $404,000, or 6.0%, from $6,682,000 during the first six months of 1999 to $7,086,000 during the first six months of 2000. Noninterest expenses for the six-month period ended June 30, 2000, were higher than the same period for 1999 primarily as a result of costs incurred in association with the pending sale of the Company to State National.

     Salaries and employee benefits rose $13,000, or 0.9%, from $1,496,000 for the second quarter of 1999 to $1,509,000 for the corresponding period of 2000, but decreased $19,000, or 0.6%, from $3,029,000 for the six-month period ended June 30, 1999, to $3,010,000 for the corresponding period of 2000. The year-to-date decrease was primarily a result of consolidation of the operations of the two locations of Azle State Bank, Azle, Texas ("Azle State") that became branches of the Bank in March 1999. This decrease was partially offset by overall salary increases.

     Net occupancy expense increased $9,000, or 2.5%, from $363,000 for the second quarter of 1999 to $372,000 for the same period in 2000, and increased $31,000, or 4.4%, from $706,000 for the first six months of 1999 to $737,000 for the first six months of 2000. The increase was primarily a result of increases in property taxes and utility expenses during the first half of 2000.

     Equipment expense increased from $254,000 for the second quarter of 1999 to $302,000 for the corresponding period in 2000, representing an increase of $48,000, or 18.9%. These expenses also increased $70,000, or 13.5%, from $519,000 for the first six months of 1999 to $589,000 for the first six months of 2000. The increase was due to the leasing of additional check processing hardware for the Bank's two branches in Azle and an increase in equipment repairs expense.

     Distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures totaled $276,000 and $552,000 for the quarters and six-month periods ended June 30, 2000 and 1999, respectively.

     Amortization of intangible assets decreased $14,000, or 7.7%, from $181,000 during the second quarter of 1999 to $167,000 during the second quarter of 2000, but increased $1,000, or 0.3%, from $334,000 for the first six months of 1999 to $335,000 for the first six months of 2000.

     Stationery, printing and supplies expense increased $16,000, or 11.5%, from $139,000 for the second quarter of 1999 to $155,000 for the second quarter of 2000, and increased $32,000, or 12.2%, from $262,000 for the first six months of 1999 to $294,000 for the first six months of 2000. Increases in printed forms and check printing expenses associated with the Azle State branch conversion was partially offset by a decrease in supplies expense.

     Professional fees, which include legal and accounting fees, increased $4,000, or 3.5%, from $114,000 during the second quarter of 1999 to $118,000 during the second quarter of 2000, and increased $34,000, or 16.3%, from $208,000 during the first six months of 1999 to $242,000 for the corresponding period of 2000. The increase in 2000 is primarily due to an increase in legal fees associated with the litigation described in Note 6 to the Consolidated Financial Statements. Under its insurance coverage, the Company has a $25,000 retention on expenses associated with such litigation.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $11,000 and $17,000 for the second quarter and first six months of 2000, respectively, compared to net costs of $28,000 and $56,000 for the second quarter and first six months of 1999, respectively. The decrease in 2000 was due to a decrease in the number of repossessed automobiles as a result in the reduction in the number of indirect installment loans.

     Other noninterest expense includes, among many other items, postage, due from bank account charges, data processing, advertising, armored car and courier fees, travel and entertainment, insurance, regulatory examinations, directors' fees, dues and subscriptions, franchise taxes and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses decreased $10,000, or 2.0%, from $505,000 during the second quarter of 1999 to $495,000 during the second quarter of 2000, and decreased $17,000, or 1.7%, from $1,016,000 for the first six months of 1999 to $999,000 for the first half of 2000. The decreases during 2000 were a result of efforts by the Company to manage increases in such expenses.

Federal Income Taxes

     The Company accrued $169,000 and $336,000 in federal income taxes in the second quarter of 2000 and 1999, respectively, and accrued $422,000 and $632,000 in federal income taxes for the first six months of 2000 and 1999, respectively. The effective tax rates for the first six months of 2000 and 1999 were 34.4% and 33.5%, respectively. The lower effective rate for 1999 was a result of utilization of tax credit carryforwards during 1999.

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

Analysis of Financial Condition
-------------------------------

Assets

     Total assets decreased $6,674,000, or 1.9%, from $358,262,000 at December 31, 1999, to $351,588,000 at June 30, 2000, due to
decreases in interest-bearing demand deposits and interest-bearing time deposits during the first six months of 2000. These decreases were somewhat offset by an increase in noninterest-bearing demand deposits.

Cash and Cash Equivalents

     The amount of cash and cash equivalents increased $3,959,000, or 10.2%, from $38,760,000 at December 31, 1999, to $42,719,000 at
June 30, 2000. Decreases in cash and due from banks, due to higher amounts of cash on hand that were maintained at most of the Bank's branch locations at December 31, 1999, in case of potential Y2K problems that never materialized, were offset by increases in federal funds sold during the first half of 2000.

Securities

     Securities decreased $6,180,000, or 5.7%, from $108,903,000 at
December 31, 1999, to $102,723,000 at June 30, 2000. The decrease in 2000 is due to maturities of securities during the first half of 2000 and the investments of such funds in federal funds sold as a result of the increased yield available on federal funds sold.

     The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. Securities totaling $40,344,000 are classified as available-for-sale and are carried at fair value at June 30, 2000. Securities totaling $62,379,000 are classified as held-to-maturity and are carried at amortized cost. Available-for-sale securities aggregating $3,000,000 were sold immediately prior to maturity during the first half of 2000. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 2000, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $20,563,000, or 20.0% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                              June 30, 2000      December 31, 1999
                                          --------------------    ---------------
                                            Amount        %       Amount      %
                                          ---------   --------   --------  -------
                                                   (Dollars in thousands)

Carrying value:
  Obligations of U.S. Government
   agencies and corporations               $ 72,925       71.0%  $ 75,016     68.9%
  U.S. Treasury securities                   12,971       12.6     15,982     14.7
  Obligations of states and political
   subdivisions                               9,043        8.8      9,103      8.4
  Mortgage-backed securities                  6,765        6.6      7,783      7.1
  Other securities                            1,019        1.0      1,019      0.9
                                           --------    -------   --------   ------

Total carrying value of securities         $102,723      100.0%  $108,903    100.0%
                                           ========      =====   ========    =====

Total fair value of securities             $101,443              $107,608
                                           ========              ========


     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at June 30, 2000. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.



                                                                   Estimated      Weighted
      Type and Maturity Grouping        Principal    Carrying         Fair        Average
           at June 30, 2000               Amount       Value         Value         Yield
 ------------------------------------   ---------  ------------   ------------  -----------

                                                       (Dollars in thousands)

Obligations of U.S. Government
  agencies and corporations:
  Within one year                       $ 22,000      $ 21,965        $ 21,900          5.41%
  After one but within five years         51,145        50,960          50,126          5.77
                                        --------      --------        --------         -----
   Total obligations of U.S. Government
     agencies and corporations            73,145        72,925          72,026          5.66
                                        --------      --------        --------         -----
U.S. Treasury securities:
  Within one year                         11,000        10,979          10,979          5.32
  After one but within five years          2,000         1,992           1,992          6.63
                                        --------      --------        --------         -----
    Total U.S. Treasury securities        13,000        12,971          12,971          5.52
                                        --------      --------        --------         -----
Obligations of states and political
   subdivisions:
  Within one year                            290           305             290          8.71
  After one but within five years          4,540         4,777           4,526          8.47
  After five but within ten years          3,665         3,840           3,799          8.13
  After ten years                            120           121             119          8.35
                                        --------      --------        --------         -----
    Total obligations of states and        8,615         9,043           8,734          8.33
     politicalsubdivisions              --------      --------        --------         -----

Mortgage-backed securities                 6,722         6,765           6,693          6.92
                                        --------      --------        --------         -----

Other securities:
  Within one year                              0             0               0            --
  After one but within five years              0             0               0            --
  After five but within ten years              0             0               0            --
  After ten years                          1,019         1,019           1,019          4.83
                                        --------      --------        --------         -----
    Total other securities                 1,019         1,019           1,019          4.83
                                        --------      --------        --------         -----

       Total securities                 $102,501      $102,723        $101,443          5.95%
                                        ========      ========        ========         =====




Loan Portfolio

     Total loans, net of unearned income, decreased $3,464,000, or 1.9%, from $186,626,000 at December 31, 1999, to $183,162,000 at
June 30, 2000. The decrease during the first six months of 2000 was primarily a result of continued net payoffs of the Company's indirect installment loans. These payoffs resulted in a decrease of approximately $4.9 million in such loans.

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

     Due to diminished loan demand during the early 1990's, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in its market areas. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At June 30, 2000, the Company had approximately $9,092,000, net of unearned income, of this type of loan outstanding compared to approximately $14,004,000 of this type loan at December 31, 1999. The decrease is due to management's decision to shift the loan portfolio toward more commercial and real estate loans and less toward indirect installment loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                         June 30,  December 31,
                                           2000       1999
                                         -------   -----------
                                           (In thousands)
     Real estate loans                  $ 70,567     $ 72,268
     Commercial loans                     60,729       55,270
     Loans to individuals                 39,934       46,748
     Other loans                          12,156       12,857
                                         -------     --------
      Total loans                        183,386      187,143
     Less unearned income                    224          517
                                         -------     --------
      Loans, net of unearned income     $183,162     $186,626
                                        ========     ========


     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at June 30, 2000, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 2000.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at June 30, 2000. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.





                                               One to    Over        Total
                                 One Year       Five     Five       Carrying
                                 and Less      Years    Years        Value
                              -----------     -------   ------     ----------
                                                  (In thousands)
     Real estate loans          $  13,040     $48,249   $ 9,278     $   70,567
     Commercial loans              38,927      19,324     2,478         60,729
     Other loans                    9,619       2,150       387         12,156
                                ---------     -------   --------    ----------
      Total loans               $  61,586     $69,723   $12,143     $  143,452
                                =========     =======   =======     ==========

     With fixed interest rates  $  21,232     $56,158   $ 8,973     $   86,363
     With variable interest
       rates                       40,354      13,565     3,170         57,089
                                ---------     -------   -------     ----------
     Total loans                $  61,586     $69,723   $12,143     $  143,452
                                =========     =======   =======     ==========


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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $2,203,000, or 1.20% of loans, net of unearned income, at June 30, 2000, compared to $1,833,000, or 0.98% of loans, net of unearned income, at December 31, 1999.

     Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $85,000 and $194,000 in loans during the second quarter and first six months of 2000, respectively. Recoveries during the second quarter and first six months of 2000 were $22,000 and $54,000, respectively.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and six-month periods ended June 30, 2000 and 1999.


                                           Quarter Ended         Six-month Period
                                              June 30,            Ended June 30,
                                           ---------------     ------------------
                                             2000    1999       2000       1999
                                          --------  ------     --------   -------

                                                    (Dollars in thousands)
Analysis of allowance for possible
  loan losses:
Balance, beginning of period              $  1,866    $1,849    $ 1,833     $ 1,842
      Provision for loan losses                400        65        510         170
                                          --------    ------    -------     -------
                                             2,266     1,914      2,343       2,012
                                          --------    ------    --------    -------
     Loans charged off:
      Real estate loans                          0         1           0          1
      Commercial loans                          21        32          50         32
      Loans to individuals                      64       134         138        276
      Other loans                                0         0           6          0
                                         ---------   -------    --------    -------
       Total charge-offs                        85       167         194        309
                                         ---------   -------    --------    -------
     Recoveries of loans previously
      charged off:
      Real estate loans                          1       47            1         47
      Commercial loans                           1       11            6         20
      Loans to individuals                      20       32           46         67
      Other loans                                0        0            1          0
                                        ----------   ------     --------    -------
       Total recoveries                         22       90           54        134
                                        ----------   ------     --------    -------
        Net loan charge-offs                    63       77          140        175
                                        ----------   ------     --------    -------
     Balance, end of period             $    2,203  $ 1,837     $  2,203   $  1,837
                                        ==========  =======     ========   ========
     Average loans outstanding, net
       of unearned income               $  184,810  $182,438    $185,486   $183,393
                                        ==========  ========    ========   ========
     Ratio of net loan charge-offs
     to average loans outstanding,
     net of unearned income
          (annualized)                       0.09%     0.17%        0.15%      0.19%
                                        =========   =======     ========   ========
     Ratio of allowance for possible
     loan losses to total loans, net
     of unearned income, at June 30         1.20%     1.01%         1.20%      1.01%
                                        ========    ======      ========   ========


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

     As the economies of the Company's market areas recovered and stabilized over the past several years, there was a steady reduction in the amount of the provisions, as a percentage of average loans outstanding, necessary to maintain an adequate balance in the allowance. This reflected not only the loan loss trend, but management's assessment of the continued reduction of credit risks associated with the loan portfolio. Due to an increase in nonperforming and classified loans at June 30, 2000, as discussed below, a somewhat larger provision was made during the second quarter of 2000.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 2000, and December 31, 1999.



                                         June 30, 2000               December 31, 1999
                                 ----------------------------   --------------------------
                                                  Percent of                    Percent of
                                                   Loans by                      Loans by
                                   Amount of     Category to     Amount of     Category to
                                   Allowance    Loans, Net of    Allowance     Loans, Net of
                                 Allocated to      Unearned     Allocated to    Unearned
                                   Category         Income        Category        Income
                                 ------------   -------------   -----------    -----------
                                                   (Dollars in thousands)
Real estate loans                   $   257           38.5%      $    198            38.7%
Commercial loans                        345           33.2            254            29.6
Loans to individuals                    361           21.7            672            24.8
Other loans                           1,037            6.6             37             6.9
                                    -------       --------       --------         -------
  Total allocated                     2,000          100.0%         1,161           100.0%
                                                  ========                        =======
Unallocated                             203                           672
                                    -------                      --------
Total allowance for possible        $ 2,203                      $  1,833
  loan losses                       =======                      ========



Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are usually in the process of being charged off. At June 30, 2000, substandard loans totaled $4,828,000, of which $823,000 were loans designated as nonaccrual, 90 days past due or restructured. There were no doubtful loans or loss loans. Substandard, doubtful and loss loans at December 31, 1999, were $1,765,000, $0 and $4,000, respectively. The increase in substandard loans at June 30, 2000, was due to certain loans which had become
90 days past due or classified at June 30, 2000. Subsequent to June 30, 2000, the Bank agreed to renew or advance on these loans and the Bank obtained additional collateral on certain of the loans.

     In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at June 30, 2000, were current and paying in accordance with loan terms; however, $53,000 of such loans were an nonaccrual, but were guaranteed by a U.S.

governmental agency. At June 30, 2000, watch list loans totaled $3,101,000 (including $667,000 of loans guaranteed by U.S. governmental agencies). Of the total loans on the watch list, $2,113,000 represented one loan that the Bank had not renewed as of June 30, 2000, but which was renewed subsequent to that date, and $317,000 of the loans involved borrowers who had filed Chapter 13 bankruptcy and the Bank was awaiting finalization of the individual borrowers' bankruptcy plans. At June 30, 2000, $49,000 of loans not classified and not on the watch list were designated as nonaccrual or restructured loans. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at June 30, 2000, and December 31, 1999.

                                          June 30,  December 31,
                                            2000         1999
                                        ----------  -------------
                                             (In thousands)
     Nonaccrual loans                   $    115       $  236
     Accruing loans contractually past
       due over 90 days                      733          203
     Restructured loans                      144          186
     Other real estate and other
       repossessed assets                    262          272
                                        --------       ------
     Total nonperforming assets         $  1,254       $  897
                                        ========       ======
     The gross interest income that would have been recorded during the second quarter and first six months of 2000 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $3,000 and $8,000, respectively. Interest income totaling $15,000 was actually recorded (received) on loans that were on nonaccrual during the first six months of 2000.

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

Intangible Assets

     Intangible assets decreased $335,000, or 3.3%, from $10,158,000 at December 31, 1999, to $9,823,000 at June 30, 2000.
This decrease was due entirely to core deposit intangible and goodwill amortization expense recorded during the first six months of 2000.

Premises and Equipment

     Premises and equipment decreased $287,000, or 2.9%, during the first six months of 2000, from $9,816,000 at December 31, 1999, to $9,529,000 at June 30, 2000. The decrease was due to depreciation expense of $366,000, which was recorded during the first half of 2000. This decrease was partially offset by purchases of small amounts of equipment during the first six months of 2000.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $141,000, or 4.0%, from $3,538,000 at December 31, 1999, to $3,397,000 at June 30, 2000. The increase was primarily a result of decreases in loans and securities, on which interest is collected periodically, and an increase in federal funds sold, on which interest is collected daily. Of the total balance at June 30, 2000, $2,018,000, or 59.4%, was interest accrued on loans and $1,379,000, or 40.6%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1999, were $2,058,000, or 58.2%, and $1,480,000, or 41.8%, respectively.

Other Real Estate and Other Repossessed Assets

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At June 30, 2000, and December 31, 1999, other real estate and other repossessed assets had an aggregate book value of $262,000 and $272,000, respectively. Other real estate and other repossessed assets decreased $10,000, or 3.7%, during the first six months of 2000, primarily due to the sale of two parcels of real estate. Of the June 30, 2000, balance, $232,000 represented three commercial and two residential properties and $30,000 represented six repossessed automobiles.

Other Assets

     The most significant component of other assets at June 30, 2000, is a net deferred tax asset of $488,000. The balance of other assets increased $154,000, or 7.6%, to $2,176,000 at June 30, 2000, from $2,022,000 at December 31, 1999, partially as a result of an increase in the amount of prepaid expenses during the first six months of 2000.

Deposits

     The Bank's lending and investing activities are funded almost entirely by core deposits, 50.8% of which are demand, savings and money market deposits at June 30, 2000. Total deposits decreased $7,541,000, or 2.4%, from $318,299,000 at December 31, 1999, to
$310,758,000 at June 30, 2000. The decrease was due to decreases in interest-bearing demand and time deposits. These decreases were partially offset by an increase in noninterest bearing demand deposits. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters ended June 30, 2000 and 1999.



                            Quarter Ended June 30,          Six-month Period Ended June 30,
                      ----------------------------------  ----------------------------------
                            2000              1999              2000              1999
                      ---------------   ---------------   ---------------    ---------------
                       Average  Average  Average  Average  Average  Average  Average   Average
                       Amount    Rate    Amount    Rate    Amount    Rate    Amount     Rate
                      --------  -----    -------  ------   -------  -----    -------   -----
                                        (Dollars in thousands)
Noninterest-bearing
  demand deposits      $60,352    --%    $58,157    --%    $59,922    --%    $57,506     --%
Interest-bearing
  demand,savings and
   money market
   deposits            101,339   2.05    106,538   2.09    102,210   2.04    107,878    2.12
Time deposits of
  less than $100,000   103,697   5.33    109,837   4.74    103,948   5.19    110,517    4.82
Time deposits of
  $100,000 or more      51,037   5.56     47,208   4.88     51,530   5.41     47,680    4.93
                      --------  -----   --------  -----   --------  -----   --------   -----
Total deposits        $316,425   3.30%  $321,740   3.03%  $317,610   3.23%  $323,579    3.08%
                      ========  =====   ========  =====   ========  =====   ========   =====



     The maturity distribution of time deposits of $100,000 or more at June 30, 2000, is presented below.

                                     At June 30, 2000
                                     ----------------
                                      (In thousands)
          3 months or less               $16,070
          Over 3 through 6 months         14,617
          Over 6 through 12 months        14,446
          Over 12 months                   4,414
                                         -------
             Total time deposits of
               $100,000 or more          $49,547
                                         =======
     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At June 30, 2000, and December 31, 1999, deposits of $100,000 or more represented approximately 14.1% and 14.9%, respectively, of the Company's total assets.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable increased $23,000, or 2.1%, from $1,074,000 at December 31, 1999, to
$1,097,000 at June 30, 2000, due to an increase in interest rates being paid on interest-bearing time deposits.

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses. The balance of other liabilities increased $152,000 or 28.5%, from $533,000 at December 31, 1999, to $685,000 at June 30, 2000, primarily due to an increase in accrued property taxes that were paid on December 31, 1999, and an increase in unearned income on safe deposit box rental, the vast majority of which is collected at the first of each year and earned throughout the remainder of the year.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 67.9% at the 90-day interval, 63.4% at the 180-day interval and 62.3% at the 365-day interval at June 30, 2000. Currently, the Company is in a liability-sensitive position at the three intervals. During an overall rising interest rate environment, as was evident during the first six months of 2000, this position would normally produce a lower net interest margin than in a falling interest rate environment; however, because the Company had $98,363,000 of interest-bearing demand, savings and money market deposits at June 30, 2000, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease in an overall rising interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 107.0% at June 30, 2000. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at June 30, 2000.

                                                                           Volumes
                                                                           Subject
                                             Cumulative Volumes              to
                                         Subject to Repricing Within      Repricing
                                       -------------------------------      After
                                       90 Days    180 Days    365 Days     1 Year       Total
                                       -------    ---------   --------    ---------   ---------
Interest-earning assets:                               (Dollars in thousands)
  Federal funds sold                  $  24,818   $  24,818   $  24,818    $      0    $ 24,818
  Securities                              5,289      16,248      33,249      69,474     102,723
  Loans, net of unearned income          72,721      78,146      88,508      94,654     183,162
                                      ---------   ---------   ---------    --------    --------
  Total interest-earning assets         102,828     119,212     146,575     164,128     310,703
Interest-bearing liabilities:
  Demand, savings and money market
    deposits                             98,363      98,363      98,363           0      98,363
  Time deposits                          53,010      89,725     136,924      15,991     152,915
                                      ---------   ---------   ---------   ---------    --------
    Total interest-bearing
      liabilities                       151,373     188,088     235,287      15,991     251,278
                                      ---------   ---------   ---------   ---------    --------
Rate-sensitivity gap(1)               $ (48,545)  $ (68,876)  $ (88,712)  $ 148,137    $ 59,425
                                      =========   =========   =========   =========    ========

Rate-sensitivity ratio(2)                  67.9%       63.4%       62.3%
                                      =========   =========   =========



______________________________
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters and six-month periods ended June 30, 2000 and 1999.

                                   Quarter Ended    Six-month Period
                                      June 30,      Ended June 30,
                                   -------------    --------------
                                    2000    1999     2000   1999
                                   -----   -----    ------ -------
Net income to:
  Average assets                    0.35%   0.70%    0.45%  0.69%
  Average interest-earning assets   0.39    0.79     0.51   0.79
  Average stockholders' equity      4.73   10.22     6.19  10.22
Dividend payout (1) to:
  Net income                       43.87   17.36    34.00  17.50
  Average stockholders' equity      2.08    1.77     2.11   1.79
Average stockholders' equity to:
  Average total assets              7.33    6.80     7.23   6.77
  Average loans (2)                14.18   13.47    13.98  13.42
  Average total deposits            8.28    7.64     8.16   7.60
Average interest-earning assets to:
  Average total assets             88.18   87.89    87.92  87.66
  Average total deposits           99.70   98.72    99.27  98.42
  Average total liabilities        99.03   98.09    98.62  97.79
Ratio to total average deposits of:
  Average loans (2)                58.41   56.70    58.40  56.68
  Average noninterest-bearing
     deposits                      19.07   18.08    18.87  17.77
  Average interest-bearing
     deposits                      80.93   81.92    81.13  82.23
Total interest expense to total
    interest income                41.79   40.66    41.44  41.33
Efficiency ratio (3)               69.61   65.47    70.08  65.67
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

Liquidity

The Bank

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $18,408,000 and $19,419,000 during the second quarter and first six months of 2000, respectively, and $18,804,000 and $19,537,000 during the second quarter and first six months of 1999, respectively. These amounts comprised 5.1% and 5.4% of average total assets during the second quarter and first six months of 2000, respectively, and 5.2% and 5.4% of average total assets during the second quarter and first six months of 1999, respectively.

     The average level of securities and federal funds sold was $130,675,000 and $129,812,000 during the second quarter and first six months of 2000, respectively, and $135,172,000 and $135,066,000 during the second quarter and first six months of 1999, respectively. The decreases in average balances from of 1999 to 2000 was primarily due to a decrease in total deposits during that time period.

     A total of $1,000,000 and $3,000,000 of securities classified as available-for-sale were sold during the quarter and six-month period ended June 30, 2000, respectively. No securities were sold during the quarter or six-month period ended June 30, 1999. At June 30, 2000, $33,249,000, or 34.6%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $57,729,000, or 60.2%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At June 30, 2000, approximately $88,508,000, or 48.3%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $78,321,000, or 54.6%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the second quarter and first six months of 2000, the Company's average deposits were $316,425,000 and $317,610,000, or 88.4% and 88.6%, of average total assets, respectively, compared to $321,740,000 and $323,581,000, or 89.0% and 89.1% of average total assets, respectively, during the second quarter and first six months of 1999. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the second quarter and first six months of 2000 were $450,000 and $900,000, respectively; in turn, Independent Financial and Independent Capital Trust paid dividends to the Company totaling $459,000 and $918,000, respectively, during the same time periods of 2000. Dividends paid by the Bank to Independent Financial during the second quarter and first six months of 1999 were $400,000 and $875,000, respectively; in turn, Independent Financial and Independent Capital Trust paid dividends to the Company of $409,000 and $893,000, respectively, during the same time periods. At June 30, 2000, there were approximately $4,341,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 47.8% and 2.6% respectively, of the Company's cash flow during the second quarter of 2000. These percentages were 48.2% and 3.3%, respectively, for the first six months of 2000. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $900,000 were paid by the Bank to the Company during the first six months of 2000, compared to a total of $885,000 during the first six months of 1999.

     The net operating loss carryforwards available for regular federal income tax purposes were fully utilized by December 31, 1997. The Company's alternative minimum tax credit carryforwards were fully utilized at December 31, 1999.

     The Bank pays management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $25,000 and $63,000 in management fees to the Company in the second quarter and first six months of 2000, respectively. The Bank paid a total of $48,000 and $73,000 in management fees to the Company during the second quarter and first six months of 1999, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

Capital Resources

     At June 30, 2000, stockholders' equity totaled $26,048,000, or 7.4% of total assets, compared to $25,356,000, or 7.1% of total assets, at December 31, 1999.

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

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at June 30, 2000.




The Company                                                 June 30, 2000
-----------                                                 -------------
Tier 1 capital:
  Common stockholders' equity, excluding unrealized
   loss on available-for-sale securities                      $  26,243
  Qualifying guaranteed preferred beneficial interests
   in the Company's subordinated debentures(1)                    8,747
  Intangible assets                                              (9,823)
                                                              ---------
     Total Tier 1 capital                                        25,167
                                                              ---------

Tier 2 capital:
  Guaranteed preferred beneficial interests in
   the Company's subordinated debentures(1)                       4,253
  Allowance for possible loan losses (2)                          2,203
                                                              ---------
    Total Tier 2 capital                                          6,456
                                                              ---------

        Total capital                                         $  31,623
                                                              =========

Risk-weighted assets                                          $ 201,308
                                                              =========

Adjusted quarterly average assets                             $ 347,705
                                                              =========

                                       Regulatory       Well-capitalized   Actual Ratios at
The Company                             Minimum             Minimum          June 30, 2000
-----------                         ----------------   -----------------   ----------------

Tier 1 capital to risk-weighted
  assets ratio                            4.00%               6.00%              12.50%
Total capital to risk-weighted
  assets ratio                            8.00               10.00               15.71
Leverage ratio                            4.00                5.00                7.24

The Bank
--------

Tier 1 capital to risk-weighted
  assets ratio                            4.00%               6.00               14.04%
Total capital to risk-weighted
  assets ratio                            8.00               10.00               15.14
Leverage ratio                            4.00                5.00                8.10


___________________________
(1) Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at June 30, 2000.

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

     The Company began paying quarterly cash dividends of $0.03 per share on the Common Stock during the second quarter of 1994. The Company's Board of Directors increased the Company's quarterly Common Stock cash dividend to $0.05 per share during the second quarter of 1996 and to $0.06 per share during the first quarter of 2000.

Pending Sale of the Company

     On March 1, 2000, the Company executed a definitive agreement (the "Agreement") with State National for State National, to acquire all of the Company's outstanding Common Stock for cash of approximately $45,473,000, or approximately $20.00 per share. The aggregate purchase price will increase if the closing of the transaction does not occur on or before the 160th day following the execution date of the Agreement. The Agreement additionally calls for State National to assume the Company's obligations on $13,000,000 of outstanding Trust Preferred Securities. State National is a privately held bank holding company headquartered in Lubbock, Texas. The transaction was approved by the Company's shareholders on July 12, 2000, and is expected to be completed on August 11, 2000.

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

     The above mentioned complaint is still at an early stage. Consequently, at this time it is not possible to predict whether the Bank will incur any liability or to estimate the damages, or the range of damages, if any, that the Bank might incur in connection with such action.

     The Company is involved in various litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such litigation would not be material in relation to the Company's financial position or results of operations.

Item 2.   Changes in Securities.

     None

Item 3.   Defaults upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Special Meeting of Shareholders held on Wednesday, July 12, 2000 (the "Special Meeting"), the shareholders of the Company approved and adopted the Agreement and Plan of Reorganization between State National and the Company dated as of March 1, 2000, pursuant to which New FSB, Inc., a wholly owned subsidiary of State National, will merge with and into the Company with the Company continuing as the surviving corporation and as a wholly owned subsidiary of State National.

     Of the Company's 2,273,647 issued and outstanding shares of common stock, 1,778,445 (78.22%) were represented at the Special Meeting. Of the shares represented, 1,759,538 shares of the Company's common stock (77.39% of the total shares outstanding) voted for the merger, 5,638 shares (0.25% of the total shares outstanding) voted against the merger and 13,269 shares (0.58% of the total shares outstanding) abstained.

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




Date:  August 10, 2000        Independent Bankshares, Inc.
                              (Registrant)



                         By:  /s/Randal N. Crosswhite
                              -------------------------------
                              Randal N. Crosswhite
                              Senior Vice President and Chief
                              Financial Officer