Form 10-Q
period 2000-09-30
INDEPENDENT BANKSHARES INC
filed 2000-11-14
CIK 318870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


      [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  September 30, 2000

                               OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                 Commission File Number: 0-10196

                  INDEPENDENT BANKSHARES, INC.
 (A wholly owned subsidiary of State National Bancshares, Inc.)
     (Exact name of registrant as specified in its charter)


               Texas                      75-1717279
          (State or other             (I.R.S. Employer
          jurisdiction of             Identification No.)
          incorporation or
            organization)

       547 Chestnut Street
         P.O. Box 3296
        Abilene, Texas                       79604
    (Address of principal                 (Zip Code)
      executive offices)

                         (915) 677-5550
      (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      YES [X]    NO [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock at September 30, 2000.

           Class:  Common Stock, par value $0.25 per share
         Outstanding at September 30, 2000: 2,273,647 shares

                             PART 1

                      FINANCIAL INFORMATION


Item 1.   Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
  A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                   CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                           (Unaudited)


                                                     Predecessor
                                     September 30,  December 31,
                                         2000           1999
                                     ------------    -----------
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks            $ 16,924,000   $ 22,985,000
  Federal Funds Sold                   28,478,000     15,775,000
                                     ------------   ------------
   Total Cash and Cash
     Equivalents                       45,402,000     38,760,000
                                     ------------   ------------
Securities:
 Available-for-sale                    99,598,000     48,387,000
 Held-to-maturity                               0     60,516,000
                                     ------------   ------------
     Total Securities                  99,598,000    108,903,000
                                     ------------   ------------
Loans:
  Total Loans                         181,393,000    187,143,000
  Less:
   Unearned Income on
    Installment Loans                     175,000        517,000
   Allowance for Possible
    Loan Losses                         5,251,000      1,833,000
                                     ------------   ------------
     Net Loans                        175,967,000    184,793,000
                                     ------------   ------------
Intangible Assets                      38,599,000     10,158,000
Premises and Equipment                  9,027,000      9,816,000
Accrued Interest Receivable             3,500,000      3,538,000
Other Real Estate and Other               278,000        272,000
Repossessed Assets
Other Assets                            1,431,000      2,022,000
                                     ------------   ------------
Total Assets                         $373,802,000   $358,262,000
                                     ============   ============
LIABILITIES AND STOCKHOLDER'S
  EQUITY
Liabilities:
Deposits:
 Noninterest-bearing Demand Deposits $ 62,285,000   $ 57,441,000
 Interest-bearing Demand Deposits      97,624,000    102,573,000
 Interest-bearing Time Deposits       151,402,000    158,285,000
                                     ------------   ------------
     Total Deposits                   311,311,000    318,299,000
Accrued Interest Payable                1,160,000      1,074,000
Other Liabilities                       4,655,000        533,000
                                     ------------   ------------
      Total Liabilities               317,126,000    319,906,000
                                     ------------   ------------
Guaranteed Preferred Beneficial
 Interests in the Company's
  Subordinated Debentures              10,901,000     13,000,000
                                     ------------   ------------
Stockholder's Equity:
Common Stock                              568,000        583,000
Additional Paid-in Capital             45,539,000     15,955,000
Retained Earnings (Deficit)              (702,000)     9,972,000
Unrealized Gain (Loss) on
 Available-for-sale Securities            370,000       (343,000)
Treasury Stock (at Cost)                        0       (669,000)
Unearned Employee Stock Ownership
 Plan Stock                                     0       (142,000)
                                     ------------   ------------
      Total Stockholder's Equity       45,775,000     25,356,000
                                     ------------   ------------
       Total Liabilities and
        Stockholder's Equty          $373,802,000   $358,262,000
                                     ============   ============

See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT BANKSHARES, INC.
     A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC. CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
   (LOSS) FOR THE PERIOD FROM AUGUST 12, 2000, THROUGH SEPTEMBER 30, 2000, THE PERIOD FROM JULY 1, 2000, THROUGH AUGUST 11, 2000, AND THE THREE
                MONTH PERIOD ENDED SEPTEMBER 30, 1999
                              (Unaudited)
                                                      Predecessor
                                                 -------------------------
                                                                  Three-
                                    August 12,    July 1,         month
                                       2000         2000         Period
                                      Through     Through         Ended
                                     September   August 11,     September
                                     30, 2000       2000        30, 1999
                                    ----------   -----------   -----------
Interest Income:
 Interest and Fees on Loans         $2,442,000   $ 2,033,000    $4,254,000
 Interest on Securities                775,000       648,000     1,485,000
 Interest on Federal Funds Sold        276,000       201,000       303,000
                                    ----------   -----------    ----------
  Total Interest Income              3,493,000     2,882,000     6,042,000
                                    ----------   -----------    ----------
Interest Expense:
 Interest on Deposits                1,502,000     1,220,000     2,412,000
                                    ----------   -----------    ----------
  Total Interest Expense             1,502,000     1,220,000     2,412,000
                                    ----------   -----------    ----------
   Net Interest Income               1,991,000     1,662,000     3,630,000
 Provision for Loan Losses             408,000     1,150,000       150,000
                                    ----------   -----------    ----------
    Net Interest Income After
     Provision for Loan Losses       1,583,000       512,000     3,480,000
                                    ----------   -----------    ----------
Noninterest Income:
 Service Charges                       355,000       293,000       725,000
 Trust Fees                             28,000        24,000        48,000
 Other Income                           61,000        22,000        44,000
                                    ----------   -----------    ----------
  Total Noninterest Income             444,000       339,000       817,000
                                    ----------   -----------    ----------
Noninterest Expenses:
 Salaries and Employee Benefits        751,000       859,000     1,512,000
 Merger-related Expense                      0     1,659,000             0
 Net Occupancy Expense                 213,000       177,000       360,000
 Equipment Expense                     151,000       221,000       277,000
 Amortization of Intangible Assets     432,000        77,000       169,000
 Distributions on Guaranteed
  Preferred Beneficial Interests
  in the Company's Subordinated
   Debentures                          153,000       126,000       277,000
 Professional Fees                      58,000       173,000       120,000
 Stationery, Printing and Supplies      70,000        67,000       158,000
  Expense
 Net Costs Applicable to Other Real
   Estate and Other Repossessed
    Assets                               2,000        13,000        18,000
Other Expenses                         272,000       513,000       499,000
                                    ----------   -----------    ----------
  Total Noninterest Expenses         2,102,000     3,885,000     3,390,000
                                    ----------   -----------    ----------
   Income (Loss) Before Federal
    Income Taxes                       (75,000)   (3,034,000)      907,000
 Federal Income Tax Expense
  (Benefit)                            (73,000)     (323,000)      276,000
                                    ----------   -----------    ----------
     Net Income (Loss)                  (2,000)   (2,711,000)      631,000
Other Comprehensive Income, Net of
  Tax:
 Unrealized Holding Gains (Losses)
  on Available-for-sale Securities
   Arising During the Period           370,000         2,000       (33,000)
                                    ----------   -----------    ----------
     Comprehensive Income (Loss)    $  368,000   $(2,709,000)   $  598,000
                                    ==========   ===========    ==========
 Preferred Stock Dividends          $        0   $         0    $    5,000
                                    ==========   ===========    ==========
 Net Income (Loss) Available to
  Common Stockholders               $   (2,000)  $(2,711,000)   $  626,000
                                    ==========   ===========    ==========
 Basic Earnings (Loss) Per Common
  Share Available to Common
   Stockholders                                  $     (1.20)   $     0.29
 Diluted Earnings (Loss) Per Common              ===========    ==========
  Share Available to Common
   Stockholders                                  $     (1.20)   $     0.28
                                                 ===========    ==========

     See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT BANKSHARES, INC.
     A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC. CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
   (LOSS) FOR THE PERIOD FROM AUGUST 12, 2000, THROUGH SEPTEMBER 30, 2000, THE PERIOD FROM JANUARY 1, 2000, THROUGH AUGUST 11, 2000, AND THE
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999
                              (Unaudited)
                                                      Predecessor
                                                 -------------------------
                                     August 12,   January 1,    Nine-month
                                       2000         2000         Period
                                      Through     Through        Ended
                                     September   August 11,     September
                                     30, 2000       2000        30, 1999
                                    ----------   -----------   -----------
Interest Income:
 Interest and Fees on Loans         $2,442,000   $10,746,000   $12,691,000
 Interest on Securities                775,000     3,705,000     4,391,000
 Interest on Federal Funds Sold        276,000       822,000     1,002,000
                                    ----------   -----------   -----------
  Total Interest Income              3,493,000    15,273,000    18,084,000
                                    ----------   -----------   -----------
Interest Expense:
 Interest on Deposits                1,502,000     6,355,000     7,389,000
                                    ----------   -----------   -----------
  Total Interest Expense             1,502,000     6,355,000     7,389,000
                                    ----------   -----------   -----------
    Net Interest Income              1,991,000     8,918,000    10,695,000
 Provision for Loan Losses             408,000     1,660,000       320,000
                                    ----------   -----------   -----------
     Net Interest Income After
      Provision for Loan Losses      1,583,000     7,258,000    10,375,000
                                    ----------   -----------   -----------
Noninterest Income:
 Service Charges                       355,000     1,621,000     2,164,000
 Trust Fees                             28,000       140,000       157,000
 Other Income                           61,000       142,000       172,000
                                    ----------   -----------   -----------
  Total Noninterest Income             444,000     1,903,000     2,493,000
                                    ----------   -----------   -----------
Noninterest Expenses:
 Salaries and Employee Benefits        751,000     3,869,000     4,541,000
 Merger-related Expense                      0     1,970,000             0
 Net Occupancy Expense                 213,000       914,000     1,066,000
 Equipment Expense                     151,000       809,000       796,000
 Amortization of Intangible Assets     432,000       413,000       503,000
 Distributions on Guaranteed
  Preferred Beneficial Interests in
   the Company's Subordinated
    Debentures                         153,000       678,000       829,000
 Professional Fees                      58,000       416,000       328,000
 Stationery, Printing and Supplies      70,000       360,000       420,000
 Expense
 Net Costs Applicable to Other Real
 Estate and Other Repossessed
  Assets                                 2,000        29,000        74,000
 Other Expenses                        272,000     1,512,000     1,515,000
                                    ----------   -----------   -----------
  Total Noninterest Expenses         2,102,000    10,970,000    10,072,000
                                    ----------   -----------   -----------
    Income (Loss) Before Federal
     Income Taxes                      (75,000)   (1,809,000)    2,796,000
Federal Income Tax Expense
 (Benefit)                             (73,000)       99,000       908,000
                                    ----------   -----------   -----------
       Net Income (Loss)                (2,000)   (1,908,000)    1,888,000
Other Comprehensive Income, Net of
Tax:
 Unrealized Holding Gains (Losses)
  on Available-for-sale Securities
  Arising During the Period            370,000       150,000      (373,000)
                                    ----------   -----------   -----------
       Comprehensive Income (Loss)  $  368,000   $(1,758,000)  $ 1,515,000
                                    ==========   ===========   ===========
 Preferred Stock Dividends          $        0   $         0   $    15,000
                                    ==========   ===========   ===========

 Net Income (Loss) Available to
 Common Stockholders                $   (2,000)  $(1,908,000)  $ 1,873,000
                                    ==========   ===========   ===========
 Basic Earnings (Loss) Per Common
  Share Available to Common
    Stockholders                                 $     (0.84)  $      0.86
                                                 ===========   ===========

 Diluted Earnings (Loss) Per Common
  Share Available to Common
   Stockholders                                  $     (0.84)  $      0.83
                                                 ===========   ===========

     See Accompanying Notes to Consolidated Financial Statements.

                       INDEPENDENT BANKSHARES, INC.
       A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM AUGUST 12, 2000, THROUGH SEPTEMBER 30, 2000, THE PERIOD FROM JANUARY 1, 2000, THROUGH AUGUST
         11, 2000, AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                (Unaudited)

                                                         Predecessor
                                                  -------------------------
                                      August 12,   January 1,   Nine-month
                                         2000         2000        Period
                                        Through      Through      Ended
                                       September   August 11,   September
                                       30, 2000       2000       30, 1999
                                      ----------  ------------  -----------
Cash Flows from Operating
 Activities:
  Net Income (Loss)                   $   (2,000)  $(1,908,000) $ 1,888,000
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
  Deferred Federal Income Tax Expense          0             0      255,000
  Depreciation and Amortization          523,000       864,000    1,067,000
  Provision for Loan Losses              408,000     1,660,000      320,000
  Gains on Sales of Premises and
   Equipment                                   0             0       (1,000)
  Gains on Sales of Other Real Estate
   and Other Repossessed Assets                0             0       (1,000)
  Writedown of Other Real Estate and
   Other Repossessed Assets                    0         4,000        3,000
  (Increase) Decrease in Accrued
   Interest Receivable                    33,000         6,000     (264,000)
  Decrease in Other Assets               218,000       363,000      149,000
  Increase (Decrease) in Accrued
   Interest Payable                      (13,000)       99,000     (257,000)
  Increase (Decrease) in Other
   Liabilities                          (606,000)    1,227,000      247,000
                                     -----------   -----------  -----------
     Net Cash Provided by Operating
      Activities                         561,000     2,315,000    3,406,000
                                     -----------   -----------  -----------


Cash Flows from Investing
 Activities:
  Proceeds from Maturities of
   Available-for-sale Securities       3,319,000    12,200,000    4,707,000
  Proceeds from Maturities of Held-
    to- maturity Securities                    0     4,724,000   33,462,000
  Proceeds from Sales of Available-
    for-sale Securities               39,692,000     3,000,000            0
  Purchases of Available-for-sale
   Securities                        (43,538,000)   (4,891,000) (23,685,000)
  Purchase of Held-to-maturity
   Securities                                  0    (5,836,000) (27,971,000)
  Net (Increase) Decrease in Loans      (389,000)    3,167,000   (3,752,000)
  Proceeds from Sales of Premises and
   Equipment                                   0             0        1,000
  Additions to Premises and Equipment     (1,000)      (82,000)    (142,000)
  Proceeds from Sales of Other Real
   Estate and Other Repossessed
    Assets                                 6,000       356,000    1,047,000
                                     -----------   -----------  -----------
     Net Cash Provided by (Used in)
      Investing Activities              (911,000)   12,638,000  (16,333,000)
                                     -----------   -----------  -----------


Cash Flows from Financing
 Activities:
  Decrease in Deposits                   (26,000)   (6,962,000) (12,949,000)
  Repayment of Notes Payable                   0             0       (1,000)
  Payment of Cash Dividends             (700,000)     (273,000)    (343,000)
  Purchase of Treasury Stock                   0             0     (669,000)
                                     -----------   -----------  -----------
    Net Cash Used in Financing
     Activities                         (726,000)   (7,235,000) (13,962,000)
                                     -----------   -----------  -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                     (1,076,000)    7,718,000  (26,889,000)
Cash and Cash Equivalents at
 Beginning of Period                  46,478,000    38,760,000   64,737,000
                                     -----------   -----------  -----------
Cash and Cash Equivalents at
 End of Period                       $45,402,000   $46,478,000  $37,848,000
                                     ===========   ===========  ===========
Noncash Investing Activities:
 Additions to Other Real Estate and
  Other Repossessed Assets through
  Foreclosures                       $    56,000   $   317,000  $   728,000


       See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT BANKSHARES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Summary of Significant Accounting Policies

     For information with regard to significant accounting policies, reference is made to Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended.

Note 2:   Financial Statements

     The Company believes that the disclosures contained herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results for interim periods may not be indicative of results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the Company for the year ended December 31, 1999, and the notes thereto.

Note 3:   Acquisition of the Company

     On March 1, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with State National Bancshares, Inc. ("State National") for a cash acquisition of the Company by State National (the "Acquisition"). The Company and State National consummated the Merger at the close of business August 11, 2000. Pursuant to the terms of the Agreement, each share of common stock of the Company was exchanged for $20.0165 in cash. Upon conclusion of the Acquisition, State National became the sole shareholder of the Company, owning all 2,273,647 outstanding shares of the Company's common stock. In connection with the Acquisition, State National agreed to assume and guarantee the outstanding Trust Preferred Securities issued by Independent Capital Trust, a Delaware business trust controlled by the Company.

     State National accounted for its acquisition of the Company as a purchase business combination and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of the Company subsequent to August
11, 2000. The consolidated financial statements of the Company for the periods ended before August 12, 2000 (predecessor), were prepared using the Company's historical basis of accounting. The comparability of operating results for these periods and the periods encompassing push down accounting are affected by the purchase accounting adjustments, including the amortization of goodwill (straight-line method) and core deposit intangibles (accelerated method) over a period of 20 and 10 years, respectively.

     The purchase price, including costs incurred by State National directly associated with the Acquisition, has been preliminarily allocated to net assets acquired. Amounts may be subsequently revised. The following table summarizes the preliminary changes made to the accounts of the Company as of August 11, 2000, as a result of applying push down accounting:

                          Balance at   Push Down
                           Date of    Accounting  Adjusted
                          Acquisition Adjustments  Balance
                          ----------- ----------- --------
                                   (In thousands)
  Investment securities   $ 99,906    $ (1,494)   $ 98,412
  Loans, net of unearned
    income                 183,082      (1,169)    181,913
  Allowance for possible
    loan losses             (3,343)     (2,328)     (5,671)
  Goodwill and core
    deposit intangibles      9,746      29,285      39,031
  Premises and equipment     9,446        (330)      9,116
  Other assets               1,659         (10)      1,649
  Total assets             350,735      23,954     374,689

  Other liabilities       $  1,760    $  3,416    $  5,176
  Trust Preferred
    Securities              13,000      (2,103)     10,897
  Stockholder's equity      23,465      22,641      46,106
  Total liabilities and
    stockholder's equity   350,735      23,954     374,689

Note 4:   Allowance for Possible Loan Losses

     An analysis of activity in the allowance for possible loan losses is presented below. The amount charged to operating expenses is based on management's assessment of the adequacy of the allowance based on estimated probable losses in the portfolio.

                         2000    1999
                        ------  ------
                        (In thousands)
Balance at January 1    $1,833  $1,842
 Provision for loan
  losses                 1,660     320
                        ------  ------
Net charge-offs:
  Losses charged to
   allowance              (230)   (506)
  Recoveries                80     165
                        ------  ------
Net charge-offs           (150)   (341)
                        ------  ------
Balance at August 11,
 2000                    3,343
Purchase accounting
  adjustments            2,328
Provision for loan
  losses                   408
                        ------
Net charge-offs:
Losses charged to
  allowance               (834)
Recoveries                   6
                        ------
Net charge-offs           (828)
                        ------
Balance at
 September 30           $5,251  $1,821
                        ======  ======



     For further discussion of the activity in the allowance for possible loan losses see Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 5:   Earnings Per Share

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. The remainder of the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") was converted into Common Stock during the fourth quarter of 1999. Because the Company's outstanding Series C Preferred Stock was cumulative, the dividends allocable to such preferred stock reduced income available to common stockholders in the basic earnings per share calculations. In computing diluted earnings per common share for the quarter and nine-month period ended September 30, 1999, the conversion of the Series C Preferred Stock was assumed, as the effect was dilutive. The weighted average common shares outstanding used in computing basic earnings per common share for the quarter ended September 30, 2000 and 1999, was 2,263,000 and 2,158,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the period July 1 through August 11, 2000, and the quarter ended September 30, 1999, was 2,263,000 and 2,261,000 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the period January 1 through August 11, 2000, and the nine-month period ended September 30, 1999, were 2,262,000 and 2,174,000 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the period January 1 through August 11, 2000, and the nine-month period ended September 30, 1999, were 2,262,000 and 2,280,000 shares, respectively.

     Earnings per share calculations are not presented subsequent to August 11, 2000. At the date of the Acquisition all of the outstanding common stock of the Company was acquired by State National, rendering the calculations not meaningful.

Note 6:   Accumulated Other Comprehensive Income

     An analysis of accumulated other comprehensive income for the quarters and nine-month periods ended September 30, 2000 and 1999, is as follows:

                           Unrealized Gain (Loss) on
                          Available-for-sale Securities
                        -----------------------------------
                        Quarter Ended     Nine-month Period
                        September 30,    Ended September 30,
                      -----------------  -------------------
                        2000      1999     2000      1999
                      --------  -------  -------  ----------
                                  (In thousands)
Balance, beginning of
  period               $ (195)  $ (179)   $(343)   $  161
Current period change     372      (33)     520      (373)
Purchase accounting       193        0      193         0
  adjustment           ------   ------    -----    ------
Balance, at September
  30                   $  370   $ (212)   $ 370    $ (212)
                       ======   ======    =====    ======

Note 7:   Legal Proceedings

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

     The Bank has trust errors and omissions liability insurance to cover certain risks associated with claims filed against the Bank as trustee. The Bank has notified the insurance company of the complaint filed against the Bank. The insurance company has determined preliminarily that it appears the Bank has coverage, except for any punitive or exemplary damages, under the policy up to $2,000,000 with a deductible of $25,000.

     Discovery in this case has been completed. The only remaining depositions to be taken are of the Bank's and the plaintiffs' damages experts. At this time it is not possible to predict whether the Bank will incur any liability or to estimate the damages, or the range of damages, if any, that the Bank might incur in connection with such action.

     The Company is involved in various other litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such other litigation would not be material in relation to the Company's financial position or results of operations.

Note 8:   Subsequent Event

     During November 2000, State National contributed to the Company its ownership of United Bank & Trust, Abilene, Texas ("UB&T"). UB&T was merged with and into the Bank at that time.

     At September 30, 2000, UB&T had total assets of $110,095,000, total loans, net of allowance for possible loan losses, of $67,217,000, total deposits of $91,619,000 and total stockholder's equity of $16,686,000. In addition, UB&T had unamortized intangible assets at September 30, 2000, of $8,479,000.

     UB&T's net interest income for the period from August 12 to September 30, 2000, was $644,000, and its net loss for the same period was $17,000.

Note 9:   Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company currently owns no derivative financial instruments and does not engage in hedging activities. As a result, the Company does not believe that the adoption of FAS 133 on January 1, 2001, will have a material effect on the Company's consolidated financial position or results of operation.

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

The Company
------------

     The Company is a bank holding company that, at September 30, 2000, was a wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas ("State National"). At such date, the Company owned 100% of the common securities of Independent Capital Trust ("Independent Capital") and 100% of Independent Financial Corp. ("Independent Financial") which, in turn, owned 100% of First State Bank, National Association, Abilene, Texas (the "Bank"). The Bank currently operates full-service banking locations in the cities of Abilene (three locations), Azle (two locations), Lubbock, Odessa (four locations), San Angelo, Stamford and Winters.

Results of Operations
---------------------

General

     The Company was acquired on August 11, 2000, by State National in an all-cash transaction which was accounted for as a purchase (the "Acquisition"). As a result of the Acquisition, the Company's assets and liabilities were adjusted to fair value. The consolidated financial statements of the Company for the periods ended before August 12, 2000, were prepared using the Company's historical basis of accounting. Although a new basis of accounting began on August 12, 2000, the Company has presented results for the quarter and nine-month period ended September 30, 2000, together as the Company believes presentation of these periods to be meaningful for comparison purposes. The impact on results of operations related to the Acquisition will be explained when material.

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at September 30, 2000, and December 31, 1999, and results of operations for each of the quarters and nine-month periods ended September 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income

     The net loss for the period July 1 through August 11, 2000 (the date of the acquisition of the Company by State National) was $2,711,000 ($1.20 basic and diluted loss per share). The net loss for the period January 1 through August 11, 2000, was $1,908,000 ($0.84 basic and diluted loss per share). The net loss for the period August
12 through September 30, 2000, amounted to $2,000. Net income was $631,000 ($0.29 basic and $0.28 diluted earnings per common share, respectively) for the quarter ended September 30, 1999. Net income for the nine-month period ended September 30, 1999, was $1,888,000 ($0.86 basic and $0.83 diluted earnings per common share). The net losses recorded during the third quarter and first nine-months of 2000 were due to expenses incurred in connection with the Acquisition and increases in the provisions for loan losses.

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

     Net interest income amounted to $3,653,000 for the third quarter of 2000, an increase of $23,000, or 0.6%, from the third quarter of 1999. Net interest income for the third quarter of 1999 was $3,630,000. Net interest income for the first nine months of 2000 was $10,909,000, an increase of $214,000, or 2.0%, from net interest income of $10,695,000 for the first nine months of 1999. The increases in 2000 were primarily due to increases in the net interest margin. The net interest margin on a fully taxable-equivalent basis, was 4.76% and 4.70% for the third quarter and first nine months of 2000, respectively, compared to 4.65% and 4.55% for the third quarter and first nine months of 1999, respectively. The primary reason for the increases in the net interest margin during the first nine months of 2000 is a shift within the Company's loan portfolio to more commercial and real estate loans and away from lower-yielding indirect installment loans.

     At September 30, 2000, approximately $60,554,000, or 33.4%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Average overall rates paid for various types of certificates of deposit increased from the first nine months of 1999 to the first nine months of 2000. For example, the average rate paid for certificates of deposit less than $100,000 increased from 4.79% for the first nine months of 1999 to 5.37% for the first nine months of 2000, while the average rate paid by the Company for certificates of deposit of $100,000 or more also increased from 4.91% during the first nine months of 1999 to 5.57% during the first nine months of 2000. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, however, actually decreased from an average of 2.10% during the first nine months of 1999 to an average of 2.07% during the first nine months of 2000. These changes caused the Company's overall cost of interest-bearing deposits to increase from 3.73% for the first nine months of 1999 to 4.10% for the first nine months of 2000.

     The following table presents the average balance sheets of the Company for the quarters and nine-month periods ended September 30, 2000 and 1999, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                                  Quarter Ended September 30,
                            ----------------------------------------------------------------------
                                         2000                               1999
                            -----------------------------  ---------------------------------------
                                       Interest                            Interest
                             Average   Income/   Yield/      Average       Income/        Yield/
                             Balance   Expense    Rate       Balance       Expense         Rate
                            ---------  -------  ---------  ------------  ------------   ----------
                                                (Dollars in thousands)
Interest-earning assets:
 Loans, net of unearned
  income (1)                $183,345    $4,475   9.76%      $184,572      $  4,254         9.22%
 Securities (2)               98,412     1,472   5.98        109,026         1,542         5.66
 Federal funds sold           29,552       477   6.46         23,595           303         5.14
                            --------    ------   ----       --------      --------         ----
 Total interest-earning
  assets                     311,309     6,424   8.25        317,193         6,099         7.69
                            --------    ------   ----       --------      --------         ----
Noninterest-earning
  assets:
 Cash and due from banks      18,474                          18,233
 Intangible assets            25,097                           9,957
 Premises and equipment        9,264                          10,410
 Accrued interest
  receivable and other
   assets                      5,649                           5,913
 Allowance for possible
  loan losses                 (3,728)                         (1,776)
                            --------                        --------
Total noninterest-
  earning assets              54,756                          42,737
                            --------                        --------
Total assets                $366,065                        $359,930
                            ========                        ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
 Demand, savings and
  money market deposits     $ 99,219    $  532   2.14%      $105,467      $    548         2.08%
 Time deposits               151,739     2,190   5.77        155,748         1,864         4.79
                            --------    ------   ----       --------      --------         ----
  Total interest-bearing
   liabilities               250,958     2,722   4.34        261,215         2,412         3.69
                            --------    ------   ----       --------      --------         ----
Noninterest-bearing
  liabilities:
 Demand deposits              61,447                          58,751
 Accrued interest payable
  and other liabilities        4,967                           2,027
                            --------                        --------
  Total noninterest-
   bearing liabilities        66,414                          60,778
                            --------                        --------
     Total liabilities       317,372                         321,993
Guaranteed preferred
 beneficial interests in
  the Company's
  subordinated debentures     11,848                          13,000
Stockholders' equity          36,845                          24,937
                            --------                        --------
    Total liabilities
     and stockholders'
      equity                $366,065                        $359,930
                            ========                        ========

Net interest income                     $3,702                            $  3,687
                                        ======                            ========
Interest rate spread (3)                         3.91%                                     4.00%
                                                 ====                                      ====
Net interest margin (4)                          4.76%                                     4.65%
                                                 ====                                      ====

______________________________
(1) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(2) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(3) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-
      bearing liabilities.
(4) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.


                                        Nine-month Period Ended September 30,
                         -------------------------------------------------------------------
                                        2000                               1999
                         ----------------------------------  --------------------------------
                                       Interest                           Interest
                           Average      Income/    Yield/     Average     Income/     Yield/
                           Balance      Expense     Rate      Balance     Expense      Rate
                         -----------  ----------- ---------  ---------  -----------  ---------
                                                (Dollars in thousands)
ASSETS
Interest-earning assets:
 Loans, net of unearned
  income (1)               $184,772     $13,189     9.52%      $183,785   $ 12,691        9.21%
 Securities (2)             105,481       4,645     5.87        106,782      4,559        5.69
 Federal funds sold          23,715       1,098     6.17         27,468      1,002        4.86
                           --------     -------     ----       --------   --------        ----
   Total interest-earning
    assets                  313,968      18,932     8.04        318,035     18,252        7.65
                           --------     -------     ----       --------   --------        ----
Noninterest-earning
  assets:
 Cash and due from banks     19,104                              19,103
 Intangible assets           15,025                              10,096
 Premises and equipment       9,516                              10,559
 Accrued interest
  receivable and other
   assets                     5,856                               6,154
 Allowance for possible
  loan losses                (2,459)                             (1,791)
                           --------                            --------
   Total noninterest-
    earning assets           47,042                              44,121
                           --------                            --------
      Total assets         $361,010                            $362,156
                           ========                            ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
 Demand, savings and money
  market deposits          $101,206     $ 1,573     2.07%      $107,074   $  1,690        2.10%
 Time deposits              154,231       6,284     5.43        157,380      5,699        4.83
                           --------     -------     ----       --------   --------        ----
   Total interest-bearing                                                                 3.73
    liabilities             255,437       7,857     4.10        264,454      7,389        ----
                           --------     -------     ----       --------   --------
Noninterest-bearing
  liabilities:
 Demand deposits             60,438                              57,921
 Accrued interest payable
  and other liabilities       3,054                               2,067
                           --------                            --------
   Total noninterest-
    bearing liabilities      63,492                              59,988
                           --------                            --------
     Total liabilities      318,929                             324,442
Guaranteed preferred
  beneficial interests in
  the Company's
  subordinated debentures    12,526                              13,000
Stockholders' equity         29,555                              24,714
                           --------                            --------
   Total liabilities and
    stockholders' equity   $361,010                            $362,156
                           ========                            ========

Net interest income                     $11,075                           $ 10,683
                                        =======                           ========
Interest rate spread (3)                            3.94%                                 3.92%
                                                    ====                                  ====
Net interest margin (4)                             4.70%                                 4.55%
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


                                    Quarters Ended           Nine-month Periods Ended
                              September 30, 2000 vs. 1999   September 30, 2000 vs. 1999
                              --------------------------- ------------------------------
                              Increase (Decrease) Due to    Increase (Decrease) Due to
                                      Changes In:                   Changes In:
                              --------------------------- ------------------------------
                              Volume   Rate      Total       Volume      Rate     Total
                              -------  -----    --------    -------     ------   -------
                                                    (In thousands)
Interest-earnings assets:
Loans, net of unearned
  income (1)                  $ (28)   $ 249    $  221       $  68       $ 430    $ 498
 Securities (2)                (150)      80       (70)        (56)        142       86
Federal funds sold               77       97       174        (137)        233       96
                              -----    -----    ------       -----       -----    -----
Total interest income          (101)     426       325        (125)        805      680
                              -----    -----    ------       -----       -----    -----
Interest-bearing
 liabilities:
Demand, savings and money
 market deposits                (32)      16       (16)        (93)        (24)    (117)
Time deposits                   (47)     373       326        (113)        698      585
                              -----    -----    ------       -----       -----    -----
Total interest expense          (79)     389       310        (206)        674      468
                              -----    -----    ------       -----       -----    -----
Increase (decrease) in net
 interest income              $ (22)   $  37    $   15       $  81       $ 131    $ 212
                              =====    =====    ======       =====       =====    =====

______________________________
(1) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(2) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter and nine-month period ended September 30, 2000, were $1,558,000 and $2,068,000, respectively, compared to $150,000 and $320,000 for the quarter and nine-month period ended September 30, 1999, respectively. These represent increases of $1,408,000, or 938.7%, and $1,748,000, or 546.3%. The increased provisions for the quarter and nine-month period ended September 30, 2000, were primarily due to increased classified loans, charged-off loans and, to a lesser extent, increased nonperforming loans at September 30, 2000. See "Analysis of Financial Condition-Loan Portfolio" and "-Allowance for Possible Loan Losses" below.

Noninterest Income

     Noninterest income decreased $34,000, or 4.2%, from $817,000 during the third quarter of 1999 to $783,000 during the third quarter of 2000. Noninterest income also decreased $146,000, or 5.9%, from $2,493,000 for the first nine months of 1999 to $2,347,000 for the first nine months of 2000.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income decreased from $725,000 during the third quarter of 1999 to $648,000 during the third quarter of 2000, a 10.6% decrease, and decreased $188,000, or 8.7%, from $2,164,000 for the first nine months of 1999 to $1,976,000 for the first nine months of 2000. The decrease was primarily due to an unusually high amount of charges for checks that were drawn on insufficient funds during the first nine months of 1999.

     Trust fees from the operation of the trust department of the Bank increased $4,000, or 8.3%, from $48,000 during the third quarter of 1999 to $52,000 during the same period in 2000, and increased $11,000, or 7.0%, from $157,000 for the first nine months of 1999 to $168,000 for the first nine months of 2000 as a result of an overall increase in the value of assets under management of the trust department and one-time termination fees assessed during the first quarter of 2000.

     Other income is the sum of several components of noninterest income including check printing income, gains on sales of investment securities, commissions earned from the sale of mutual funds and annuities, bankcard royalty income, insurance premiums earned on automobiles financed through the Company's installment loan program and other sources of miscellaneous income. Other income increased $39,000, or 88.6%, from $44,000 during the third quarter of 1999 to $83,000 during the third quarter of 2000, and increased $31,000, or 18.0%, from $172,000 for the first nine months of 1999 to $203,000 for the corresponding period in 2000 due to $39,000 in gains on sales of investment securities recorded during the third quarter of 2000.

Noninterest Expenses

     Noninterest expenses increased $2,597,000, or 76.6%, from $3,390,000 during the third quarter of 1999 to $5,987,000 during the third quarter of 2000 and increased $3,000,000, or 29.8%, from $10,072,000 during the first nine months of 1999 to $13,072,000 during the first nine months of 2000. Noninterest expenses for the quarter and nine-month period ended September 30, 2000, were higher than the same periods for 1999 primarily as a result of costs incurred in association with the acquisition of the Company by State National as discussed below.

     Salaries and employee benefits rose $98,000, or 6.5%, from $1,512,000 for the third quarter of 1999 to $1,610,000 for the corresponding period of 2000, and increased $79,000, or 1.7%, from $4,541,000 for the nine-month period ended September 30, 1999, to $4,620,000 for the corresponding period of 2000. The increases were a result of the final contribution to the Company's Employee Stock Ownership/401(k) Plan and prorated bonuses paid to certain officers of the Company and the Bank immediately prior to the Acquisition in accordance with the Agreement and Plan of Reorganization (the "Agreement") between the Company and State National.

     Merger-related expenses totaled $1,659,000 and $1,970,000 for the quarter and nine-month period ended September 30, 2000. These expenses include approximately $887,000 in accrued retention agreement payments contingently payable to certain officers of the Company and the Bank, approximately $605,000 in payments made to the Company's investment advisor in connection with the Acquisition, approximately $319,000 paid for legal services to the Company involving the Acquisition, approximately $65,000 for the purchase of tail insurance covering the Company's former officers and directors subsequent to the acquisition and other miscellaneous expenses related to the Acquisition.

     Net occupancy expense increased $30,000, or 8.3%, from $360,000 for the third quarter of 1999 to $390,000 for the same period in 2000, and increased $61,000, or 5.7%, from $1,066,000 for the first nine months of 1999 to $1,127,000 for the first nine months of 2000. The increase was primarily a result of increases in property taxes and utility expenses during the first nine months of 2000.

     Equipment expense increased from $277,000 for the third quarter of 1999 to $372,000 for the corresponding period in 2000, representing an increase of $95,000, or 34.3%. These expenses also increased $164,000, or 20.6%, from $796,000 for the first nine months of 1999 to $960,000 for the first nine months of 2000. The increase was due to the leasing of additional check processing hardware for the Bank's two branches in Azle, an increase in equipment repairs expense and the write-off of equipment and capitalized data processing conversion costs which would not be utilized or have any future value subsequent to the Acquisition.

     Amortization of intangible assets increased $340,000, or 201.2%, from $169,000 during the third quarter of 1999 to $509,000 during the third quarter of 2000, and increased $342,000, or 68.0%, from $503,000 for the first nine months of 1999 to $845,000 for the first nine months of 2000. The increases are due to the amortization of the additional core deposit intangible and goodwill recorded as a result of the Acquisition. The preliminary core deposit intangible of $12,598,000 is being amortized on an accelerated basis over an estimated useful life of ten years. The preliminary goodwill of $26,433,000 is being amortized on a straight-line basis over an estimated useful life of twenty years.

     Distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures totaled $279,000 and $277,000 for the quarters ended September 30, 2000 and 1999, respectively, and $831,000 and $829,000 for the nine-month periods ended September 30, 2000 and 1999, respectively.

     Professional fees, which include legal and accounting fees, increased $111,000, or 92.5%, from $120,000 during the third quarter of 1999 to $231,000 during the third quarter of 2000, and increased $146,000, or 44.5%, from $328,000 during the first nine months of 1999 to $474,000 for the corresponding period of 2000. The increase in 2000 is primarily due to an increase in legal fees associated with the various litigation described in Note 7 to the Consolidated Financial Statements and the settlement of one piece of litigation during the third quarter of 2000 for $50,000.

     Stationery, printing and supplies expense decreased $21,000, or 13.3%, from $158,000 for the third quarter of 1999 to $137,000 for the third quarter of 2000, but increased $10,000, or 2.4%, from $420,000 for the first nine months of 1999 to $430,000 for the first nine months of 2000. Increases in printed forms and check printing expenses associated with the conversion of Azle State Bank, Azle, Texas ("Azle State") to a branch of the Bank during 1999 was partially offset by a decrease in supplies expense.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $15,000 and $31,000 for the third quarter and first nine months of 2000, respectively, compared to net costs of $18,000 and $74,000 for the third quarter and first nine months of 1999, respectively. The decrease in 2000 was due to a decrease in the number of repossessed automobiles as a result in the reduction in the number of indirect installment loans.

     Other noninterest expense includes, among many other items, postage, due from bank account charges, data processing, advertising, armored car and courier fees, travel and entertainment, insurance, regulatory examinations, directors' fees, dues and subscriptions, franchise taxes and Federal Deposit Insurance Corporation ("FDIC") insurance expense. These expenses increased $286,000, or 57.3%, from $499,000 during the third quarter of 1999 to $785,000 during the third quarter of 2000, and increased $269,000, or 17.8%, from $1,515,000 for the first nine months of 1999 to $1,784,000 for the first nine months of 2000. The increases during the third quarter and first nine months of 2000 were a result of approximately $132,000 in operating losses and the write-off of approximately $109,000 of capitalized merger and acquisition costs related to prior transactions, primarily the acquisition and branching of Azle State, that were being amortized to expense. These costs were determined to have no future value subsequent to the Acquisition.

Federal Income Taxes

     The Company recorded a $396,000 federal income tax benefit for the third quarter of 2000 and accrued $276,000 in federal income taxes in the third quarter of 1999. The Company accrued $26,000 and $908,000 in federal income taxes for the first nine months of 2000 and 1999, respectively. The Company recorded tax expense for the first nine months of 2000, even though the Company incurred a loss before federal income taxes, due to the nondeductibility of many of the above-mentioned merger-related expenses. The effective tax rates for the first nine months of 1999 was 32.5%. The lower effective rate for 1999 was a result of utilization of tax credit carryforwards during 1999.

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

Analysis of Financial Condition
----------------------------------

Assets

     Total assets increased $15,540,000, or 4.3%, from $358,262,000 at
December 31, 1999, to $373,802,000 at September 30, 2000, due to push-down accounting adjustments, primarily an increase in intangible assets of over $29,000,000, made as a result of the Acquisition. This increase, accompanied by an increase in cash and cash equivalents, was somewhat offset by decreases in securities and net loans.

Cash and Cash Equivalents

     The amount of cash and cash equivalents increased $6,642,000, or 17.1%, from $38,760,000 at December 31, 1999, to $45,402,000 at
September 30, 2000. Decreases in cash and due from banks, due to higher amounts of cash on hand that were maintained at most of the Bank's branch locations at December 31, 1999, in case of potential liquidity problems related to Year 2000 were offset by increases in federal funds sold during the first nine months of 2000.

Securities

     Securities decreased $9,305,000, or 8.5%, from $108,903,000 at
December 31, 1999, to $99,598,000 at September 30, 2000. The decrease in 2000 is due to maturities of securities during the first nine months of 2000 and the investments of such funds in federal funds sold as a result of the increased yield available on federal funds sold during that period. In addition, the carrying value of securities was reduced by approximately $1,494,000 as a result of the Acquisition, and all but $1,019,000 of the Company's securities which were classified as held-to-maturity immediately prior to the Acquisition were sold and purchases were made of available-for-sale securities to replace such securities.

     The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of seven years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 15 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. All securities are classified as available-for-sale and are carried at fair value at September 30, 2000. Available-for-sale securities aggregating $3,000,000 were sold immediately prior to maturity during the first half of 2000. Available-for-sale securities aggregating $39,692,000 were sold immediately after the Acquisition and a similar amount of available-for-sale securities were then purchased to reposition the Company's securities portfolio. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At September 30, 2000, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $21,070,000, or 21.1% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.


                                      September 30,     December 31,
                                           2000              1999
                                     ----------------  ---------------
                                     Amount     %      Amount      %
                                     ------- -------   -------   ------
                                           (Dollars in thousands)
Carrying value:
 Obligations of U.S. Government
  agencies and corporations          $69,415   69.7%  $ 75,016    68.9%
 Mortgage-backed securities           17,016   17.1      7,783     7.1
 Obligations of states and
  political subdivisions               8,152    8.2      9,103     8.4
 U.S. Treasury securities              3,996    4.0     15,982    14.7
 Other securities                      1,019    1.0      1,019     0.9
                                     ------- ------    -------   -----
  Total carrying value of
   securities                        $99,598  100.0%  $108,903   100.0%
                                     ======= ======   ========   =====
  Total fair value of securities     $99,598          $107,608
                                     =======          ========


   The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change; however, when State National acquired the Company, all existing securities classified as held-to-maturity which were not sold were reclassified to available-for-sale.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at September 30, 2000. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

                                                     Estimated  Weighted
 Type of Maturity Grouping at    Principal Carrying    Fair     Average
      September 30, 2000          Amount    Value      Value     Yield
-------------------------------  --------- --------- ---------  -------
                                          (Dollars in thousands)
Obligations of U.S. Government
  agencies and corporations:
 Within one year                  $  6,000   $ 5,996   $ 5,996     6.82%
 After one but within five years    50,655    50,034    50,034     6.98
 After five but within ten years    13,670    13,385    13,385     6.91
                                  --------   -------   -------     ----
 Total obligations of U.S.
  Government agencies and
  corporations                      70,325    69,415    69,415     6.95
                                  --------   -------   -------     ----
Mortgage-backed securities          16,998    17,016    17,016     7.39
                                  --------   -------   -------     ----
Obligations of states and
  political subdivisions:
 Within one year                       780       789       789     6.92
 After one but within five years     4,785     4,891     4,891     7.65
 After five but within ten years     2,330     2,350     2,350     7.66
 After ten years                       120       122       122     8.02
                                  --------   -------   -------     ----
  Total obligations of state and
   political subdivisions            8,015     8,152     8,152     7.59
                                  --------   -------   -------     ----
U.S. Treasury securities:
 Within one year                     3,000     2,993     2,993     6.50
 After one but within five years     1,000     1,003     1,003     6.32
                                  --------   -------   -------     ----
  Total U.S. Treasury
   securities                        4,000     3,996     3,996     6.45
                                  --------   -------   -------     ----
Other securities:
 Within one year                         0         0         0       --
 After one but within five years         0         0         0       --
 After five but within ten years         0         0         0       --
 After ten years                     1,019     1,019     1,019     4.83
                                  --------   -------   -------     ----
  Total other securities             1,019     1,019     1,019     4.83
                                  --------   -------   -------     ----

   Total securities               $100,357   $99,598   $99,598     7.03%
                                  ========   =======   =======     ====

Loan Portfolio

     Total loans, net of unearned income, decreased $5,408,000, or 2.9%, from $186,626,000 at December 31, 1999, to $181,218,000 at
September 30, 2000. The decrease during the first nine months of 2000 was primarily a result of continued net payoffs of the Company's indirect installment loans. These payoffs resulted in a decrease of approximately $6.8 million in such loans. In addition, the carrying value of fixed rate loans was reduced by approximately $1,169,000 as a result of the Acquisition through adjusting interest rates on such loans to fair value.

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

     Due to diminished loan demand during the early 1990's, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in its market areas. Under this program, an automobile dealership will agree to make a loan to a prospective customer to finance the purchase of a new or used automobile. The different financial institutions that have a pre-established relationship with the particular dealership review the transaction, including the credit history of the prospective borrower, and decide if they would agree to purchase the loan from the dealership and, if so, at what rate of interest. The dealership selects the financial institution to which it decides to sell the loan. The financial institution purchasing the loan has a direct loan to the borrower collateralized by the automobile, and the dealership realizes a profit based on the difference between the interest rate quoted to the buyer by the dealership and the interest rate at which the loan is purchased by the financial institution. At September 30, 2000, the Company had approximately $7,168,000, net of unearned income, of this type of loan outstanding compared to approximately $14,004,000 of this type loan at December 31, 1999. The decrease is due to management's decision to shift the loan portfolio toward more commercial and real estate loans and less toward indirect installment loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan types.


                                September 30,  December 31,
                                    2000         1999
                                ------------  -------------
                                      (In thousands)
        Real estate loans       $  70,788     $  72,268
        Commercial loans           59,483        55,270
        Loans to individuals       36,224        46,748
        Other loans                14,898        12,857
                                ---------     ---------
         Total loans              181,393       187,143
        Less unearned income          175           517
                                ---------     ---------
         Loans, net of
          unearned income       $ 181,218      $186,626
                                =========     =========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at September 30, 2000, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at September 30, 2000.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at September 30, 2000. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                        One
                       Year     One to   Over      Total
                        and      Five    Five    Carrying
                       Less     Years    Years     Value
                      -------   ------  -------  --------

   Real estate loans  $14,896  $47,098  $ 8,794  $ 70,788
   Commercial loans    37,842   18,743    2,898    59,483
   Other loans         12,472    2,062      364    14,898
                      -------  -------  -------  --------
     Total loans      $65,210  $67,903  $12,056  $145,169
                      =======  =======  =======  ========

   With fixed
    interest rates    $21,803  $55,085  $ 8,529  $ 85,417
   With variable
    interest rates     43,407   12,818    3,527    59,752
                      -------  -------  -------  --------
     Total loans      $65,210  $67,903  $12,056  $145,169
                      =======  =======  =======  ========

Allowance for Possible Loan Losses

     Implicit in the Company's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the loss associated with the Company's loan portfolio, additions are made to the Company's allowance for possible loan losses (the "allowance"), as necessary.

The Company's allowance was $5,251,000, or 2.90% of loans, net of unearned income, at September 30, 2000,compared to $1,833,000, or 0.98% of loans, net of unearned income, at December 31, 1999.

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

     The following table presents the activity in the allowance for possible loan losses for the period of January 1, 2000, to August 11, 2000, the period of July 1, 2000, to August 11, 2000, the period of August 12, 2000, to September 30, 2000, and the nine-month period ended September 30, 1999. Additionally, presented are the average loans outstanding at September 30, 2000 and 1999 and certain pertinent ratios at September 30, 2000 and 1999.



                                                                                     Nine-month
                                        January 1 to    July 1 to    August 12 to    Period Ended
                                         August 11,     August 11,  September 30,    September 30,
                                            2000           2000          2000          1999
                                        ------------   ------------ -------------  ----------------
                                                           (Dollars in thousands)
Analysis of allowance for possible
 loan losses:
Balance, beginning of period             $    1,833     $    2,203    $   5,671      $   1,842
 Provision for loan losses                    1,660          1,150          408            320
 Purchase accounting adjustment               2,328          2,328            0              0
                                         ----------     ----------    ---------      ---------
                                              5,821          5,681        6,079          2,162
                                         ----------     ----------    ---------      ---------
Loans charged off:
 Real estate loans                                0              0            0              3
 Commercial loans                                50              0          806             89
 Loans to individuals                           174             36           28            414
 Other loans                                      6              0            0              0
                                         ----------     ----------    ---------      ---------
Total charge-offs                               230             36          834            506
                                         ----------     ----------    ---------      ---------
Recoveries of loans previously charged
  off:
 Real estate loans                                1              0            0             46
 Commercial loans                                 6              0            0             27
 Loans to individuals                            72             26            6             92
 Other loans                                      1              0            0              0
                                         ----------     ----------    ---------      ---------
   Total recoveries                              80             26            6            165
                                         ----------     ----------    ---------      ---------
    Net loan charge-offs                        150             10          828            341
                                         ----------     ----------    ---------      ---------
Balance, end of period                   $    5,671     $    5,671    $   5,251      $   1,821
                                         ==========     ==========    =========      =========

Average loans outstanding, net of
 unearned income, for the nine-month
 period ended September 30                                            $ 184,772      $ 183,785
                                                                      =========      =========

Ratio of net loan charge-offs for the
 nine-month period ended September 30 to
 average loans outstanding, net of
 unearned income for the nine-month
 period ended September 30 (annualized)                                    0.71%          0.25%
                                                                      =========      =========
Ratio of allowance for possible loan
 losses to total loans, net of unearned
 income, at September 30                                                   2.90%          0.97%
                                                                      =========      =========




     The provision for loan losses of $1,150,000 recorded for the period of July 1, 2000, to August 11, 2000 related primarily to loans to four borrowers. In late August 2000 management learned that one of these borrowers had allegedly committed fraud in obtaining loans from the Company and, as a result, management provided a reserve of $672,000 for loan amounts to this borrower in the period of July 1, 2000, to August 11, 2000, and subsequently charged off the loan amounts in the period of August 12, 2000, to September 30, 2000. Management has filed a criminal referral related to this borrower. The increase in the allowance of $2,328,000 related to purchase accounting adjustments is due primarily to five borrowing relationships with whom predecessor management had intended to continue to work and extend or renew the loans as necessary. Predecessor management believed that the net carrying amount, after considering specific reserves, was adequate to reflect the estimated carrying amount of the loans. Successor management has determined that the Company will no longer maintain a relationship with these borrowers, has informed the borrowers that the borrowers will have to pay off their respective loans with the Company and, if necessary, liquidate the collateral supporting the loans within no later than one year of the Acquisition date. The Company has also offered a reduction in principal to one borrower to provide an incentive for the borrower to move its loan relationship. As these loans are collateral dependent, the estimated losses on these loans are primarily due to estimated collateral liquidation value shortfalls. Management has preliminarily estimated the collateral liquidation values, pending determination of the final valuations in applying purchase accounting. Changes, if any, in the liquidation collateral final valuation will result in purchase accounting adjustments. Overall, successor management has determined that the intended method of ultimate recovery on loans from these five borrowing relationships is demonstrably different from the plans that had served as the basis for predecessor management's estimation of recovery on such loans. The provision for loan losses for the period of August 12, 2000, to September 30, 2000, relates to successor management conforming certain predecessor loan loss methodology to its loan loss calculation methodology. Specifically, successor management has conformed certain charge-off factors on pools of loans to its historical loan loss factors.

     The amount of the allowance is established by management based upon estimated risks inherent in the existing loan portfolio. The allowance for possible loan losses is comprised of three components: specific reserves on specific problem loans, historical loss percentages applied to pools of loans with similar characteristics, and an unallocated portion. Management reviews the loan portfolio on a continuing basis to evaluate potential problem loans. This review encompasses management's estimate of current economic conditions and the potential impact on various industries, prior loan loss experience and the financial conditions of individual borrowers. Loans that have been specifically identified as problem or nonperforming loans are reviewed on at least a quarterly basis, and management critically evaluates the prospect of ultimate losses arising from such loans, based on the borrower's financial condition and the value of available collateral. When a risk can be specifically quantified for a loan, that amount is specifically allocated in the allowance. In addition, the Company allocates the allowance based upon the historical loan loss experience of the different types of loans. Despite such allocation, both the allocated and unallocated portions of the allowance are available for charge-offs for all loans.

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at September 30, 2000, and December 31, 1999.




                              September 30, 2000             December 31, 1999
                         ------------------------------- -------------- ----------------
                          Amount of     Percent of Loans    Amount of   Percent of Loans
                          Allowance      by Category to     Allowance    by Category to
                         Allocated to   Loans, Net of      Allocated to   Loans, Net of
                          Category     Unearned Income      Category    Unearned Income
                        -------------  ----------------  -------------  ----------------
                                            (Dollars in thousands)
Real estate loans        $    498            39.1%         $     198           38.7%
Commercial loans            2,451            32.8                254           29.6
Loans to individuals          312            19.9                672           24.8
Other loans                 1,604             8.2                 37            6.9
                         --------        --------          ---------       --------
  Total allocated           4,865           100.0%             1,161          100.0%
                                         ========                          ========
Unallocated                   386                                672
                         --------                          ---------
Total allowance for
  possible loan losses   $  5,251                          $   1,833
                         ========                          =========




Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are usually in the process of being charged off. At September 30, 2000, substandard loans totaled $11,558,000, of which $1,994,000 were loans designated as nonaccrual, 90 days past due or restructured. There was one doubtful loan in the amount of $53,000 which was designated as nonaccrual. There were no loss loans at September 30, 2000. Substandard, doubtful and loss loans at December 31, 1999, were $1,765,000, $0 and $4,000, respectively. Approximately $6.2 million of the increase in substandard loans at September 30, 2000, was due to certain loans to borrowers with which successor management has determined that the Company will no longer maintain a relationship for longer than one year from the Acquisition date.

     In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at September 30, 2000, were current and paying in accordance with loan terms; however, $82,000 of such loans were an nonaccrual, but were guaranteed by a U.S. governmental agency. At September 30, 2000, watch list loans totaled $897,000 (including $644,000 of loans guaranteed by U.S. governmental agencies). At September 30, 2000, $99,000 of loans not classified and not on the watch list were designated as nonaccrual, 90 days past due or restructured loans. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at September 30, 2000, and December 31, 1999.

                                    September 30,  December 31,
                                        2000         1999
                                    ------------   -----------
                                          (In thousands)
     Nonaccrual loans                 $   247       $   236
     Accruing loans
      contractually past due
      over 90 days                        413           203

     Restructured loans                 1,568           186
     Other real estate and
      other repossessed assets            278           272
                                      -------       -------
     Total nonperforming assets       $ 2,506       $   897
                                      =======       =======

     The gross interest income that would have been recorded during the third quarter and first nine months of 2000 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $4,000 and $12,000, respectively. Interest income totaling $16,000 was actually recorded (received) on loans that were on nonaccrual during the first nine months of 2000.

     A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The

Company continually monitors the level of classified loans to determine whether any such loans should be considered for nonperforming status.

Intangible Assets

     Intangible assets increased $28,441,000, or 280.0%, from $10,158,000 at December 31, 1999, to $38,599,000 at September 30, 2000.
This increase was due to core deposit intangibles and goodwill recorded as a result of the Acquisition.

Premises and Equipment

     Premises and equipment decreased $789,000, or 8.0%, during the first nine months of 2000, from $9,816,000 at December 31, 1999, to $9,027,000 at September 30, 2000. The decrease was due to depreciation expense of $542,000, which was recorded during the first nine months of 2000 and a net decrease in premises and equipment of $330,000 as a result of adjusting such assets to fair value at the date of the Acquisition. These decreases were partially offset by purchases of small amounts of equipment during the first nine months of 2000.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $38,000, or 1.1%, from $3,538,000 at December 31, 1999, to
$3,500,000 at September 30, 2000. The decrease was primarily a result of a decrease in securities, on which interest is collected periodically, and an increase in federal funds sold, on which interest is collected daily. Of the total balance at September 30, 2000, $2,127,000, or 60.8%, was interest accrued on loans and $1,373,000, or 39.2%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 1999, were $2,058,000, or 58.2%, and $1,480,000, or 41.8%, respectively.

Other Real Estate and Other Repossessed Assets

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At September 30, 2000, and December 31, 1999, other real estate and other repossessed assets had an aggregate book value of $278,000 and $272,000, respectively. Other real estate and other repossessed assets increased $6,000, or 2.2%, during the first nine months of 2000. Of the September 30, 2000, balance, $242,000 represented three commercial and two residential properties and $36,000 represented six repossessed automobiles.

Other Assets

     The most significant component of other assets at September 30, 2000, is a net deferred tax asset of $575,000. The balance of other assets decreased $591,000, or 29.2%, to $1,431,000 at September 30, 2000, from $2,022,000 at December 31, 1999, partially as a result of a decrease in the amount of prepaid expenses during the first nine months of 2000.

Deposits

     The Bank's lending and investing activities are funded almost entirely by core deposits, 51.4% of which are demand, savings and money market deposits at September 30, 2000. Total deposits decreased $6,988,000, or 2.2%, from $318,299,000 at December 31, 1999, to
$311,311,000 at September 30, 2000. The decrease was due to decreases in interest-bearing demand and time deposits. These decreases were partially offset by an increase in noninterest bearing demand deposits. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters ended September 30, 2000 and 1999.


                       Quarter Ended September 30,           Nine-month Period Ended September
                  ---------------------------------------  ---------------------------------------
                          2000                1999               2000               1999
                  -------------------  ------------------  -----------------  --------------------
                    Average   Average   Average   Average   Average  Average   Average   Average
                    Amount     Rate     Amount      Rate    Amount     Rate    Amount      Rate
                  ----------  -------  ---------  -------  ---------  ------  --------   ---------
                                            (Dollars in thousands)
Noninterest-
  bearing
  deposits        $  61,447       --%   $ 58,751     --%    $ 60,438      --%   $ 57,921      --%
Interest-bearing
 demand, savings
 and money market
 deposits            99,219     2.14     105,467   2.08      101,206    2.07     107,074    2.10
Time deposits of
 less than
 $100,000           102,689     5.72     108,383   4.75      103,528    5.37     109,806    4.79
Time deposits of
 $100,000 or         49,050     5.89      47,365   4.88       50,703    5.57      47,574    4.91
  more             --------     ----    --------   ----     --------    ----    --------    ----
   Total deposits  $312,405     3.48%   $319,966   3.02%    $315,875    3.32%   $322,375    3.05%
                   ========     ====    ========   ====     ========    ====    ========    ====


     The maturity distribution of time deposits of $100,000 or more at September 30, 2000, is presented below.

                                           At September
                                             30, 2000
                                          --------------
                                          (In thousands)
               3 months or less              $  16,924
               Over 3 through 6 months          11,033
               Over 6 through 12 months         14,855
               Over 12 months                    4,998
                                             ---------
               Total time deposits of
                 $100,000 or more            $  47,810
                                             =========

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At September 30, 2000, and December 31, 1999, deposits of $100,000 or more represented approximately 15.4% and 16.8%, respectively, of the Company's total deposits.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable increased $86,000, or 8.0%, from $1,074,000 at December 31, 1999, to $1,160,000 at
September 30, 2000, due to an increase in interest rates being paid on interest-bearing time deposits.

Other Liabilities

     The balance of other liabilities increased $4,122,000 or 773.4%, from $533,000 at December 31, 1999, to $4,655,000 at September 30,
2000, due to an increase in deferred taxes payable of $4,283,000 which resulted from the recording of a $12,598,000 core deposit intangible upon consummation of the Acquisition and increases in various accrued expenses during the first nine months of 2000. These increases were offset somewhat by decreases in deferred taxes payable as a result of other purchase accounting adjustments recorded upon consummation of the Acquisition.

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

     The Company's objective is to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities that is as balanced as possible. The following table shows that ratio to be 71.7% at the 90-day interval, 60.5% at the 180-day interval and 56.3% at the 365-day interval at September 30, 2000. Currently, the Company is in a liability-sensitive position at the three intervals. During an overall rising interest rate environment, as was evident during the first nine months of 2000, this position would normally produce a lower net interest margin than in a falling interest rate environment; however, because the Company had $97,624,000 of interest-bearing demand, savings and money market deposits at September 30, 2000, that are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease in an overall rising interest rate environment. Excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 97.7% at September 30, 2000. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at September 30, 2000.



                                                                     Volumes
                                                                     Subject
                                     Cumulative Volumes                 to
                                  Subject to Repricing Within       Repricing
                               -----------------------------------     After
                                90 Days     180 Days     365 Days     1 Year       Total
                               ---------   ----------  -----------  ----------   ----------
                                            (Dollars in thousands)
Interest-earning assets:
  Federal funds sold           $  28,478     $ 28,478   $  28,478    $      0     $  28,478
  Securities                       4,995        4,995      10,100      89,498        99,598
Loans, net of unearned
  income                          72,343       80,296      90,949      90,269       181,218
                               ---------     --------   ---------    --------     ---------
Total interest-earning
  assets                         105,816      113,769     129,527     179,767       309,294
                               ---------     --------   ---------    --------     ---------
Interest-bearing
 liabilities:
Demand, savings and money
  market deposits                 97,624       97,624      97,624           0        97,624
Time deposits                     49,887       90,450     132,517      18,885       151,402
                               ---------     --------   ---------   ---------     ---------
Total interest-bearing
  liabilities                    147,511      188,074     230,141      18,885       249,026
                               ---------     --------   ---------   ---------     ---------
Rate-sensitivity gap (1)       $ (41,695)    $(74,305)  $(100,614)  $ 160,882     $  60,268
                               =========     ========   =========   =========     =========

Rate-sensitivity ratio (2)          71.7%        60.5%       56.3%
                               =========     ========   =========



______________________________
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters and nine-month periods ended September 30, 2000 and 1999.

                            Quarter Ended      Nine-month Period
                            September 30,     Ended September 30,
                           ----------------  --------------------
                            2000     1999      2000     1999
                           -------  -------  --------  ----------
Net income (loss) to:
 Average assets              (2.96)%   0.70%   (0.71)%   0.70%
 Average interest-earning
  assets                     (3.49)    0.80    (0.81)    0.79
 Average stockholders'
  equity                    (29.45)   10.12    (8.62)   10.19
Dividend payout (1) to:
 Net income (loss)            N/A     17.27     N/A     17.37
 Average stockholders'
  equity                      7.60     1.75     4.39     1.77
Average stockholders'
  equity to:
 Average total assets        10.06     6.93     8.19     6.82
 Average loans (2)           20.10    13.51    16.00    13.45
 Average total deposits      11.79     7.79     9.36     7.67
Average interest-earning
  assets to:
 Average total assets        85.03    88.13    86.97    87.82
 Average total deposits      99.65    99.13    99.40    98.65
 Average total liabilities   98.08    98.51    98.44    98.03
Ratio to total average
  deposits of:
 Average loans (2)           58.69    57.68    58.50    57.01
 Average noninterest-
  bearing deposits           19.67    18.36    19.13    17.97
 Average interest-bearing
  deposits                   80.33    81.64    80.87    82.03
Total interest expense to
  total interest income      42.70    39.92    41.87    40.86
Efficiency ratio (3)         80.13    65.80    71.07    65.71
______________________________
(1)  Dividends on Common Stock only.
(2)  Before allowance for possible loan losses.
(3) Calculated as a noninterest expense less merger-related expenses, distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures, amortization of intangibles and expenses related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

Liquidity

The Bank

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $18,474,000 and $19,104,000 during the third quarter and first nine months of 2000, respectively, and $18,233,000 and $19,103,000 during the third quarter and first nine months of 1999, respectively. These amounts comprised 5.0% and 5.3% of average total assets during the third quarter and first nine months of 2000, respectively, and 5.1% and 5.3% of average total assets during the third quarter and first nine months of 1999, respectively.

     The average level of securities and federal funds sold was $127,964,000 and $129,196,000 during the third quarter and first nine months of 2000, respectively, and $132,621,000 and $134,250,000 during the third quarter and first nine months of 1999, respectively. The decreases in average balances from of 1999 to 2000 was primarily due to a decrease in total deposits during that time period.

     A total of $39,692,000 and $42,692,000 of securities classified as available-for-sale were sold during the quarter and nine-month period ended September 30, 2000, respectively. No securities were sold during the quarter or nine-month period ended September 30, 1999. At September 30, 2000, $9,778,000, or 11.8%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $55,928,000, or 67.7%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates. The Bank's experience, however, has been that these installment loans are paid off in an average of approximately thirty months. At September 30, 2000, approximately $90,949,000, or 50.2%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $81,555,000, or 56.2%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the third quarter and first nine months of 2000, the Company's average deposits were $312,405,000 and $315,875,000, or 85.3% and
87.5%, of average total assets, respectively, compared to $319,966,000 and $322,375,000, or 88.9% and 89.0% of average total assets, respectively, during the third quarter and first nine months of 1999. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

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

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the third quarter and first nine months of 2000 were $2,000,000 and $2,900,000, respectively; in turn, Independent Financial and Independent Capital Trust paid dividends to the Company totaling $2,000,000 and $2,926,000, respectively, during the same time periods of 2000. Dividends paid by the Bank to Independent Financial during the third quarter and first nine months of 1999 were $400,000 and $1,275,000, respectively; in turn, Independent Financial and Independent Capital Trust paid dividends to the Company of $409,000 and $1,302,000, respectively, during the same time periods. At September 30, 2000, there were approximately $72,000 in dividends available for payment to Independent Financial by the Bank without regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted 8.0% and 1.6% respectively, of the Company's cash flow during the third quarter of 2000. These percentages were 25.3% and 2.4%, respectively, for the first nine months of 2000. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $1,096,000 were paid by the Bank to the Company during the first nine months of 2000, compared to a total of $1,362,000 during the first nine months of 1999.

     Until the date of the Acquisition, the Bank paid management fees to the Company for services performed. These services include, but are not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $39,000 and $102,000 in management fees to the Company in the third quarter and first nine months of 2000, respectively. The Bank paid a total of $25,000 and $98,000 in management fees to the Company during the third quarter and first nine months of 1999, respectively. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

Capital Resources

     At September 30, 2000, stockholders' equity totaled $45,775,000, or 12.2% of total assets, compared to $25,356,000, or 7.1% of total assets, at December 31, 1999, due to push down accounting adjustments that were recorded as a result of the Acquisition. See Note 3 to the Company's Consolidated Financial Statements.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholder's equity and qualifying guaranteed preferred beneficial interests in the Company's subordinated debentures, reduced by intangible assets, excluding deferred taxes related to the core deposit intangible, and deferred tax assets not eligible for inclusion in Tier 1 capital. For the Company, Tier 2 capital is comprised of the remainder of the guaranteed preferred beneficial interests in the Company's subordinated debentures not qualifying for Tier 1 capital and the allowance for possible loan losses up to 1.25% of risk-weighted assets.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at September 30, 2000.

The Company                            September 30, 2000
-----------                         ----------------------------
                                       Actual      Pro Forma (3)
                                    -----------   --------------
                                          (In thousands)
Tier 1 capital:
 Common stockholders' equity,
  excluding unrealized gain (loss)
   on available-for-sale securities  $   45,405      $  62,320
 Qualifying guaranteed preferred
  beneficial interests in the
  Company's subordinated debentures
  (1)                                     3,289          6,414
 Intangible assets, excluding
  deferred taxes related to core
  deposit intangibles                   (34,404)       (41,726)
Deferred tax asset not eligible for
  inclusion in Tier 1 capital            (1,131)        (1,351)
                                     ----------      ---------
   Total Tier 1 capital                  13,159         25,657
                                     ----------      ---------

Tier 2 capital:
 Guaranteed preferred beneficial
  interests in the Company's
   subordinated debentures (1)            7,611          4,487
 Allowance for possible loan losses
  (2)                                     2,520          3,427
                                     ----------      ---------
   Total Tier 2 capital                  10,131          7,914
                                     ----------      ---------

     Total capital                   $   23,290      $  33,571
                                     ==========      =========

Risk-weighted assets                 $  201,619      $ 274,131
                                     ==========      =========

Adjusted quarterly average assets    $  330,436      $ 440,740
                                     ==========      =========

                                                 Actual     Pro Forma
                                     Well-      Ratios at    Ratios at
                      Regulatory  capitalized   September    September
The Company            Minimum      Minimum     30, 2000    30, 2000 (3)
-----------           ---------    ---------   -----------  -----------

Tier 1 capital to
 risk-weighted assets
  ratio                 4.00%        6.00%        6.53%         9.36%
Total capital to risk-
 weighted assets
  ratio                 8.00        10.00        11.55         12.25
Leverage ratio          4.00         5.00         3.98          5.82

The Bank
--------

Tier 1 capital to
 risk-weighted assets
  ratio                 4.00%        6.00%       10.32%        11.01%
Total capital to risk-
 weighted assets
  ratio                 8.00        10.00        11.58         12.28
Leverage ratio          4.00         5.00         6.29          6.84

___________________________
(1) Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.
(3)  Assumes the merger of UB&T with and into the Bank as of September
     30, 2000.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at September 30, 2000, except for the Company under the leverage ratio regulations, under which the Company was considered slightly "undercapitalized" at September 30, 2000; however, assuming the merger of UB&T with and into the Bank, which occurred in November 2000 had taken place on September 30, 2000, the Company would have been well capitalized as of that date on a pro forma basis.

     The Company's ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Federal Reserve Board.

     The payment of cash dividends is determined by the Company's Board of Directors in light of circumstances and conditions then existing, including the earnings of the Company and the Bank, funding requirements and financial condition and applicable laws and regulations. The Company's ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends unless such bank holding company can pay such dividends from current earnings.

    During the period from January 1 to August 11, 2000, the Company paid $273,000 in cash dividends to the holders of its Common Stock. During the period from August 12 to September 30, 2000, the
Company paid $700,000 in cash dividends to its parent company, State
National.

                                PART II

                           OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Estate of Harry V. Howard, Deceased, filed a lawsuit against the Bank (as successor to First State Bank of Odessa, N.A.), (The Estate of Harry V. Howard, Deceased v. First State Bank of Odessa, N.A., Odessa, Texas, Cause No. 1268) on July 9, 1999, in the County Court of Upton County, Texas. This case was subsequently refiled in the 104th District Court for Taylor County, Texas as Cause No. 22080-
B. The plaintiffs' lawsuit relates to the Bank's management of the Harry V. Howard Trust. The lawsuit alleges that the Bank, in its capacity as trustee of this testamentary trust, failed to adequately oversee the trust assets and allowed waste to occur to the trust principal. Additionally, the lawsuit alleges that the Bank made inappropriate distributions to the current beneficiary of the trust. The lawsuit also alleges, among other things, other general acts of mismanagement and breach of fiduciary duty. The lawsuit seeks actual and exemplary damages in excess of $10,000,000, as well as pre and post-judgment interest and attorneys' fees. The Bank denies any allegations made in the petition and intends to vigorously defend this suit.

     The Bank has trust errors and omissions liability insurance to cover certain risk associated with claims filed against the Bank as trustee. The Bank has notified the insurance company of the complaint filed against the Bank. The insurance company has determined preliminarily that it appears the Bank has coverage except for any punitive or exemplary damages under the policy up to $2,000,000 with a deductible of $25,000.

     Discovery in this case has been completed. The only remaining depositions to be taken are of the Bank's and the plaintiffs' damages experts. At this time it is not possible to predict whether the Bank will incur any liability or to estimate the damages, or the range of damages, if any, that the Bank might incur in connection with such action.

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

     None

Item 3.   Defaults upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Special Meeting of Shareholders held on
Wednesday, July 12, 2000 (the "Special Meeting"), the shareholders of the Company approved and adopted the Agreement and Plan of Reorganization between State National and the Company dated as of March 1, 2000, pursuant to which New FSB, Inc., a wholly owned subsidiary of State National, merged with and into the Company effective August 11, 2000, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of State
National.

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

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated August 11, 2000, reporting the consummation of the acquisition of the Company by State National Bancshares, Inc. in an all cash merger, the resignation and appointment of directors and certain matters regarding the Trust
Preferred Securities of Independent Capital Trust.

          Current Report on Form 8-K dated September 27, 2000, reporting changes in the Company's certifying accountants.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  November 14, 2000      Independent Bankshares, Inc.
                              (Registrant)



                              By:  /s/Randal N. Crosswhite
                                 -----------------------------
                                   Randal N. Crosswhite
                                   Chief Financial Officer