Form 10-K
period 2000-12-31
INDEPENDENT BANKSHARES INC
filed 2001-04-02
CIK 318870

=============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                          -------------------------
                                  FORM 10-K

  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                For the Fiscal Year Ended:  December 31, 2000

                                     or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                  For the Transition Period from         to

                       Commission File Number: 0-10196

                        INDEPENDENT BANKSHARES, INC.
           (Exact Name of Registrant as Specified in its Charter)
          Texas                                       75-1717279
     (State or Other                                (I.R.S. Employer
     Jurisdiction of                                Identification
    Incorporation or                                     No.)
      Organization)

   547 Chestnut Street
     Abilene, Texas                                     79602
  (Address of Principal                               (Zip Code)
   Executive Offices)

     Registrant's Telephone Number, Including Area Code:  (915) 677-5550

         Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
- --------------------------------------            -----------------------
   8.5% Cumulative Trust Preferred                American Stock Exchange
Securities, Guaranteed by Independent
Bankshares, Inc., Stated Value $10.00

         Securities Registered Pursuant to Section 12(g) of the Act:
                        Common Stock, $0.25 Par Value
                              (Title of Class)
                           -----------------------

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

     On February 28, 2001, all of the shares of the Registrant's voting stock was held indirectly by State National Bancshares, Inc. and thus no shares were held by nonaffiliates of the Registrant. At February 28, 2001, 2,273,647 shares of the Registrant's common stock, $0.25 par value per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated part or parts of this report: None

============================================================================

                        TABLE OF CONTENTS

                                                             Page

PART I......................................................    2
     ITEM 1. BUSINESS.......................................    2
     ITEM 2. PROPERTIES......................................  13
     ITEM 3. LEGAL PROCEEDINGS...............................  14
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS.......................................... 14
PART II....................................................... 15
     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS...................... 15
     ITEM 6. SELECTED FINANCIAL DATA.......................... 16
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............. 17
     ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
             MARKET RISKS..................................... 41
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...... 42
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.............. 68
PART III...................................................... 69
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT ..................................... 69
     ITEM 11. EXECUTIVE COMPENSATION.......................... 72
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT .........................  74
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  74
PART IV......................................................  76
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K........................  76
SIGNATURES...................................................  78

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

ITEM 1.   BUSINESS

General
- -------

     Independent Bankshares, Inc., a Texas corporation (the "Company"), is a bank holding company headquartered in Abilene, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas ("State National"). At December 31, 2000, the Company owned all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owned through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of State National Bank of West Texas, Abilene, Texas (the "Bank"). At December 31, 2000, the Bank operated full-service banking locations in the Texas cities of Abilene (five locations), Azle (two locations), Bangs, Lubbock, Odessa
(four locations), San Angelo, Stamford, Trent and Winters.

     The Company's primary activities are to assist the Bank in the management and coordination of its financial resources. The Bank operates under the day-to-day management of its own officers and board of directors and formulates its own policies with respect to banking matters.

     At December 31, 2000, the Company had, on a consolidated basis, total assets of $480,475,000, total deposits of $396,282,000, total loans, net of unearned income, of $242,815,000 and total stockholder's equity of $63,320,000.

     The Company's complete mailing address and telephone number is 547 Chestnut Street, Abilene, Texas 79602, (915) 677-5550.

Acquisition of the Company
- --------------------------

     On August 11, 2000, State National acquired 100% of the issued and outstanding common stock of the Company, pursuant to the terms of an Agreement and Plan of Reorganization, dated as of March 1, 2000 (the "Merger Agreement"), between the Company and State National. Pursuant to the Merger Agreement, New FSB, Inc., a wholly owned subsidiary of State National, merged with and into the Company (the "Acquisition"), with the Company surviving the Acquisition as a wholly owned subsidiary of State National. As a result of the Acquisition, each share of the Company's Common Stock was exchanged into the right to receive $20.0165 in cash, representing total aggregate merger consideration of approximately $45,510,000. State National obtained the funds for the purchase of the Company's Common Stock from (i) the sale of shares of State National's common stock to certain qualified investors and (ii) and from an advance on State National's line of credit ("Loan") with the Amarillo National Bank, Amarillo, Texas. The Loan bears interest at the rate equal to the 30 day LIBOR rate plus 230 basis points. Principal payments of $1,480,000 and $2,940,000, plus interest are due on February 28, 2002 and 2003, respectively. The remaining balance, plus interest, is due on May 31, 2003. The Loan is secured by all of the common stock of the indirect bank subsidiaries of State National, including the Bank.

Reorganizations
- ---------------

     United Bank & Trust. On November 9, 2000, State National, the owner of all the common stock of the Company, contributed to the Company, and the Company, in turn, contributed to Independent Financial, all of the capital stock of United Bank & Trust, of Abilene, Texas, a Texas banking association ("UB&T"). After the contribution, UB&T was then merged with and into First State Bank, National Association, Abilene, Texas, the Company's subsidiary bank ("First State") (the "Merger"). In addition, immediately after the merger, the name of the combined bank was changed to State National Bank of West Texas, Abilene, Texas. There was no merger consideration paid because, prior to the transactions, the Company and UB&T were both direct or indirect wholly owned subsidiaries of State National.

     UB&T was a community bank that offered interest and noninterest bearing depository accounts, and made consumer and commercial loans. At November 9, 2000, UB&T had total assets of $112,076,000, total deposits of $92,920,000, total loans, net of unearned income, of $64,567,000, and stockholder's equity of $17,029,000. At November 9, 2000, First State had total assets of $370,423,000, total deposits of $307,841,000, total loans, net of unearned income, of $181,395,000, and stockholder's equity of $57,405,000.

     State National Bank of West Texas. On March 9, 2001, the Bank was merged with and into State National Bank of West Texas, a national banking association (the "Lubbock Bank") and wholly owned subsidiary of State National Bancshares, Inc. of Delaware ("State National - Delaware"). The Lubbock Bank continued as the surviving entity in the merger. Immediately after the merger, State National - Delaware, a wholly owned subsidiary of State National and the owner of all of the common stock the Company, contributed to the Company and the Company, in turn, contributed to Independent Financial, all of the capital stock of the Lubbock Bank. The result of the transaction was that the Bank was merged into the Lubbock Bank, which became an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the transactions, the Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National.

     The Lubbock Bank is a community bank that offers interest and noninterest-bearing depository accounts, and makes consumer and commercial loans. At March 9, 2001, the Lubbock Bank had total assets of $217,205,000, total deposits of $196,809,000, total loans, net of unearned income, of $116,523,000 and stockholder's equity of $19,086,000. At March 9, 2001, the Bank had total assets of $479,870,000, total deposits of $398,345,000, total loans, net of unearned income, of $231,458,000 and stockholder's equity of $74,756,000.

The Bank
- --------

     General. The Company conducts substantially all of its business through the Bank and its various branches in Texas.
Each of the Bank's branches is an established franchise with a significant presence in its respective service area. The combined branches in Abilene, Buffalo Gap and Trent had the second largest total deposits of ten FDIC-insured financial institutions that had branch(es) in Taylor County, at June 30, 2000, the latest date for which information is available. The combined branches in Azle had the twenty-sixth largest total deposits of fifty-three financial institutions that had branch(es) in Tarrant County at June 30, 2000. The branch in Lubbock had the thirteenth largest total deposits of eighteen financial institutions that had branch(es) in Lubbock County at June 30, 2000. The combined branches in Odessa had the seventh largest total deposits of eleven financial institutions that had branch(es) in Ector County at June 30, 2000. The branch in San Angelo had the ninth largest total deposits of fourteen financial institutions that had branch(es) in Tom Green County at June 30, 2000. The branch in Stamford had the third largest total deposits of five financial institutions that had branch(es) in Jones County at June 30, 2000. The branch in Winters had the fifth largest total deposits of seven financial institutions that had branch(es) in Runnels County at June 30, 2000. The branch in Trent had the seventh largest total deposits of eight financial institutions that had branch(es) in Brown County at June 30, 2000. The Bank operates through its branches as community banks that focus on long-term relationships with customers and provide individualized, quality service. Reflecting its community banking heritage, the Bank has a stable deposit base from customers located within its Texas market area. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent provided by law.

     At December 31, 2000, the Bank had total assets of $479,386,000, total deposits of $396,325,000, total loans, net of unearned income, of $242,815,000, and total stockholder's equity of $74,540,000.

     Services. The principal services provided by the Bank are as follows:

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

     Consumer Services. The Bank also provides a wide range of consumer banking services, including checking, savings and money market accounts, savings programs and installment and personal loans. The Bank makes automobile and other installment loans directly to customers, as well as indirectly through automobile dealers. The Bank makes home improvement, home equity and real estate loans and provides safe deposit services. As a result of sharing arrangements with the Pulse automated teller machine system network, the Bank provides 24-hour routine banking services through automated teller machines ("ATMs"). The Pulse network provides ATM accessibility throughout the United States. The Bank also offers investment services and banking by phone, personal computer or the Internet.

     Trust Services. The Bank provides trust and agency services to individuals, partnerships and corporations from its offices in Abilene, Lubbock and Odessa. The trust division also provides investment management, administration and advisory services for agency and trust accounts, and acts as trustee for pension and profit sharing plans.

     Supermarket Branches. At December 31, 2000, the Bank had three additional branch banking facilities, one in Abilene and two in Odessa, located in large supermarkets. The Bank has determined to close the two supermarket franchises in Odessa, effective June 15, 2001.

Other Subsidiaries
- ------------------

     At the present time, the Company does not have any subsidiaries other than Independent Capital, Independent
Financial and the Bank.

Business Objectives and Strategy
- --------------------------------

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

     Efficient and Convenient Delivery Systems. The Company's efforts to maintain and expand efficient and convenient delivery systems for its products and services have included the introduction of computer and telephone home banking and Internet banking. The Company also maintains twenty-two ATMs throughout its market area.

     Acquisition Activity. The Company's strategy of opportunistically acquiring banks in its West Texas market resulted in its acquisition of four banks and one branch in the six year period ended December 31, 1999.

Since the acquisition of the Company by State National on August 11, 2000, the Company has grown by the reorganizations in which it acquired UB&T and the Lubbock Bank. See "Reorganizations" above. The Company currently has locations in or near five of the major markets in West and North Central Texas.

Supervision and Regulation
- --------------------------

General

     The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect consumers and depositors, not shareholders. To the extent that the following information describes or summarizes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

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

     The Bank, a national banking association organized under the National Bank Act, is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the "Comptroller"). Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to supervision and regulation by the FDIC (even though the FDIC is not the primary federal regulator of the Bank).

Significant Legislation

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

      * adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; and

      * revise risk-based capital standards to ensure that they take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and reflect the actual performance and expected risk of loss of multi-family mortgages.

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

   * "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, or a leverage ratio of 4% or greater;

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

      Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit or comply with acceptable capital restoration plans are subject to restrictions on the compensation of senior executive officers and to additional regulatory sanctions and forced or mandated actions. FDICIA generally equires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized. The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institution to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.

      As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources," both the Company and the Bank were "well capitalized" at December
31, 2000.

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

     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994

      Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") in September 1994. Since September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provided that, subject to future action by individual states, a holding company has the right, commencing in 1997, to convert the banks which it owns in different states to branches of a single bank. A state was permitted to "opt out" of provisions of the Interstate Act that permitted conversion of separate banks to branches, but was not permitted to "opt out" of the law allowing bank holding companies from other states to enter the state. The federal legislation also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

     Although Texas originally adopted legislation to "opt out" of the interstate branching provisions, Texas' decision to opt out of these provisions was rendered ineffective with the 1998 decision of the United States District Court for the Northern District of Texas affirming the Comptroller's decision to permit an interstate merger involving a Texas national bank. The Texas Legislature responded in 1999 by passing The Interstate Banking and Branching Bill, which became effective September 1, 1999. This legislation provides a framework for interstate branching in Texas, providing for de novo branching by banks headquartered in states offering reciprocity to Texas institutions or institutions authorized to branch in Texas. However, banks in other, nonreciprocal states are prohibited from acquiring a Texas bank in an interstate merger transaction if the Texas bank has not been in existence and in continuous operation for at least five years. The legislation also clarifies other provisions of Texas law relating to interstate banks operating in Texas, and included a "super parity" provision that provides a framework for a bank chartered in Texas, upon application, to conduct any of the activities allowed to any other state or federal financial institution in the nation.

Pending Legislation

     Proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company and the Bank cannot be determined at this time.

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

     The Gramm-Leach-Bliley Act ("Gramm-Leach"), enacted by Congress in November 1999, now permits bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become "financial holding companies." Beginning in March 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be "financial in nature." Gramm-Leach also provides that the list of permissible activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological change.

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

Insurance of Accounts

     The FDIC provides insurance, through the BIF, to deposit accounts at the Bank to a maximum of $100,000 for each insured depositor. Effective January 1, 1996, the FDIC implemented an amendment to the BIF risk-based assessment schedule that effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only. At this time, the deposit insurance assessment rate for institutions in the lowest risk-based premium category is zero.

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

     The Federal Reserve and the Comptroller have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8%, of which at least one-half must be Tier 1 capital.

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

Change in Bank Control Act

     The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttal presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstance set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

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

Reserve Requirements

     The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and nonpersonal time deposits. Reserves of 3% must be maintained against net transaction accounts of $42.8 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,284,000 plus 10% of the amount over $42.8 million (subject to adjustment by the Federal Reserve) must be maintained against that portion of net transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

     Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds before borrowing from the Federal Reserve Bank.

Dividends

     The Company's primary sources of funds have been the dividends, current tax liabilities and management fees paid by the Bank. The ability of the Bank to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by its primary regulators and by the principles of prudent bank management. Since the Acquisition, the Bank has not paid management fees to the Company.

Technology Risk Management

     Federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions. Banks are contracting increasingly with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels, and processes expose a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to successfully manage technology-related risks with all other risks to ensure that the bank's risk management is integrated and comprehensive, primarily through identifying, measuring, monitoring and controlling risks associated with the use of technology.

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

Competition
- -----------

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

Employees
- ---------

     At February 28, 2001, the Company and the Bank had 191 full-time equivalent employees. Employees are provided with employee benefits, such as a 401(k) profit sharing plan and life, health and long-term disability insurance plans. The Company considers the relationship of the Bank with its employees to be good.

ITEM 2.   PROPERTIES

     At February 28, 2001, the Company occupied approximately 600 square feet of space for its corporate offices at 547 Chestnut Street, Abilene, Texas. The Chestnut Branch of the Bank occupies approximately 8,000 square feet at this same facility. The following table sets forth, at February 28, 2001, certain information with respect to the banking premises owned or leased by the Company and the Bank. The Company considers such premises adequate for its needs and the needs of the Bank.

                 Approximate
                   Square
   Location        Footage          Ownership and Occupancy
- --------------  ------------   ---------------------------------
Abilene, Texas     8,600       Owned by the Bank; occupied by
                               the Chestnut Branch and the
                               Company
Abilene, Texas     3,500       Owned by the Bank; occupied by
                               the Wylie Branch
Abilene, Texas       400       Leased by the Bank; occupied by
                               the Buffalo Gap Road Branch
Abilene, Texas    58,900(1)    Owned by the Bank; occupied and
                               leased by the North 3rd Street
                               Branch
Abilene, Texas     1,200       Owned by the Bank; occupied by
                               the South 14th Street Branch
Azle, Texas       20,400(2)    Owned by the Bank and two other
                               condominium owners; occupied and
                               leased by the Azle Main Branch
Azle, Texas        3,900       Owned by the Bank; occupied by
                               the Azle North Branch
Bangs, Texas       5,800(3)    Owned by the Bank; occupied by
                               the Bangs Branch
Lubbock, Texas    23,200(4)    Owned by the Bank; occupied and
                               leased by the 82nd Street Branch
Odessa, Texas     62,400(5)    Owned by the Bank; occupied and
                               leased by the Odessa Main Branch
Odessa, Texas      2,400       Leased by the Bank; occupied by
                               the Winwood Branch
Odessa, Texas        400       Leased by the Bank; occupied by
                               the 42nd Street Branch
Odessa, Texas        400       Leased by the Bank; occupied by
                               the County Road West Branch
San Angelo,        6,800(6)    Owned by the Bank; occupied and
 Texas                         leased by the San Angelo Branch
Stamford,         14,000       Owned by the Bank; occupied by
  Texas                        the Stamford Branch
Trent, Texas       4,900       Leased by the Bank; occupied by
                               the Trent Branch
Winters, Texas     9,500       Owned by the Bank; occupied by
                               the Winters Branch
_________________
(1) The North 3rd Street Branch occupies approximately 14,200 square feet, leases approximately 44,600 square feet and is attempting to lease the remaining approximately 100 square feet.
(2) The Bank owns condominium interests totaling approximately 17,100 square feet, of which it leases approximately 300 square feet. Two other condominium owners own units totaling approximately 3,300 square feet.
(3) The Bangs Branch occupies approximately 3,600 square feet and donates the usage of approximately 2,200 square feet to a nonprofit agency.
(4) The 82nd Street Branch occupies approximately 13,300 square feet, leases approximately 6,300 square feet and is attempting to lease the remaining approximately 3,600 square feet.
(5) The Odessa Main Branch occupies approximately 18,500 square feet, leases approximately 26,100 square feet and is attempting to lease the remaining approximately 17,800 square feet.
(6) The San Angelo Branch occupies approximately 3,400 square feet, leases approximately 3,400 square feet.

     The Bank owns or leases certain additional tracts of land for parking, drive-in facilities and for future expansion or construction of new premises. Aggregate annual rentals of the Company and the Bank for all leased premises during the year ended December 31, 2000, were $152,000. This amount represents rentals paid for the lease of land by the South 14th Street and Wylie Branches and of banking premises by the Buffalo Gap Road, Winwood, 42nd Street, County Road West and Trent Branches of the Bank.

ITEM 3.   LEGAL PROCEEDINGS

     The Estate of Harry V. Howard, Deceased, filed a lawsuit against the Bank (as successor to First State Bank of Odessa, N.A.), (John and Billy Neal Storie v. First State Bank of Odessa, N.A., Odessa, Texas, Cause No. 22080-B) in the 104th District Court for Taylor County, Texas. The plaintiffs' lawsuit relates to the Bank's management of the Harry V. Howard Trust. The lawsuit alleges that the Bank, in its capacity as trustee of this testamentary trust, failed to adequately oversee the trust assets and allowed waste to occur to the trust principal. Additionally, the lawsuit alleges that the Bank made inappropriate distributions to the current beneficiary of the trust. The lawsuit also alleges, among other things, other general acts of mismanagement and breach of fiduciary duty. The lawsuit seeks actual and exemplary damages in excess of $10,000,000, as well as pre and post-judgment interest and attorneys' fees. The Bank denies any allegations made in the petition and intends to vigorously defend this suit.

     The Bank has trust errors and omissions liability insurance to cover certain risk associated with claims filed against the Bank as trustee. The Bank has notified the insurance company of the complaint filed against the Bank. The insurance company has neither admitted nor denied coverage.

     The trial is scheduled to begin in June, 2001. Consequently, at this time it is not possible to predict whether the Bank will incur any liability or to estimate the damages, or the range of damages, if any, that the Bank might incur in connection with such action. The Bank is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance should damages with respect to the above action be incurred.

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

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information
- ------------------

     Until August 11, 2000, the Company's Common Stock was traded on the American Stock Exchange (the "AMEX") under the symbol "IBK." Independent Capital's Trust Preferred Securities currently trade on the AMEX under the symbol "IBK.Pr." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and Trust Preferred Securities as quoted on the AMEX and the amount of cash dividends and distributions paid per share.


                                      Common Stock             Trust Preferred Securities
                              ----------------------------   -------------------------------
                                                    Cash
                                                  Dividends                     Distributions
                                High      Low     Per Share   High       Low     Per Security
                              -------   --------  --------   -------    ------  -------------
Year Ended December 31, 1999
- ----------------------------
First Quarter                  $12.125   $10.375      $0.05   $10.875    $9.375         $0.21
Second Quarter                  11        10.1875      0.05    10.75      9.125          0.21
Third Quarter                   12.375    10.375       0.05    10.125     9              0.21
Fourth Quarter                  15.875    10.75        0.05     9.9375    6.75           0.22

Year Ended December 31, 2000
- ----------------------------
First Quarter                  $21.125    $11.75      $0.06   $ 8.75     $6.4375        $0.21
Second Quarter                  19.50      17.25       0.06     8.75      7.625          0.21
Third Quarter (through August
11 for Common Stock)            20         18            --     8.5625    8              0.21
Fourth Quarter                    N/A       N/A         N/A     8.25      6.625          0.22

Year Ended December 31, 2001
- ----------------------------
First Quarter (through
  February 28)                    N/A       N/A         N/A   $ 9.44     $8.375         $0.21


Shareholders
- ------------

     At February 28, 2001, all of the Company's Common Stock was owned indirectly by State National.

Dividend Policy
- ---------------

     As the holder of all of the Common Stock, State National is entitled to receive any cash dividends that may be declared by the Company's Board of Directors. The declaration and payment of future dividends to State National will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including the extent of funds legally available for the payment of dividends, the Company's earnings and financial condition, capital requirements of its subsidiaries, regulatory requirements and considerations and such other factors as the Company's Board of Directors may deem relevant.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial information for the last five years. Such financial information has been restated to reflect the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to stockholders in May 1997. See "Note 1: Summary of Significant Accounting Policies-Principles of Consolidation," "Note 2: Acquisition of the Company," "Note 3: Bank Merger," Note 12: Earnings Per Share" and the Other Notes in the Company's Consolidated Financial Statements for an explanation of changes in financial statement items.

                         August      January 1,
                         12, 2000,     2000,
                         through     through
                         December    August 11,
                         31, 2000     2000        1999       1998     1997       1996
                        ---------  -----------  --------  ---------  -------  ---------
                                    (In thousands, except per share amounts)
Balance sheet
information:
 Assets                   $480,475    $     --  $358,262   $370,178  $264,574   $205,698
 Loans, net of unearned
  income                   242,815          --   186,626    184,560   140,853     92,017
 Deposits                  396,282          --   318,299    330,804   242,801    189,575
 Note payable                    0          --         0          1        57        240
 Stockholder's equity       63,320          --    25,356     24,505    20,527     14,937

Income statement
 information:
 Total interest income    $ 13,316    $ 15,273  $ 24,206   $ 20,434  $ 18,324   $ 13,556
 Net interest income         7,304       8,918    14,308     11,158     9,665      7,115
 Net income (loss)            (581)     (1,908)    2,452      2,188     2,110      1,422

Basic earnings (loss)
 per common share
 available to common           N/A    $  (0.84) $   1.12   $   1.07  $   1.12   $   1.00
 stockholders

Diluted earnings (loss)
 per share available to
 common stockholders           N/A    $  (0.84) $   1.08   $   1.02  $   1.03   $   0.84

Cash dividends per
 common share                  N/A    $   0.12  $   0.20   $   0.20  $   0.19   $   0.14

Weighted average common
 shares outstanding:
  Basic                        N/A       2,262     2,178      2,031     1,842      1,355
  Diluted                      N/A       2,262     2,275      2,151     2,048      1,698


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements-Cautionary Statements

     This report contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, the interest rate environment, governmental regulation and supervision, nonperforming asset levels, loan concentrations, changes in industry practices, one time events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at December 31, 2000 and 1999, and results of operations for each of the three years in the period ended December 31, 2000, after accounting for the Acquisition and the bank merger noted below. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements, notes thereto and other financial information appearing elsewhere in this annual report. The results of operations for the Company for the year ended December 31, 2000, include the results of operations for UB&T beginning August 11, 2000, the date of the Acquisition. UB&T was a previously owned subsidiary of State National which was merged with and into the Bank in the Merger. The Merger was accounted for similar to a pooling of interests. The name of the resulting bank was changed to State National Bank of West Texas, Abilene, Texas. The results of operations for the year ended December 31, 1998, include the results of operations for Azle State Bank, Azle, Texas ("Azle State") beginning September 22, 1998, the date of acquisition of Azle State.

     On March 1, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with State National for the Acquisition. The Company and State National consummated the Acquisition at the close of business August 11, 2000. Pursuant to the terms of the Agreement, each share of common stock of the Company was exchanged for $20.0165 in cash. Upon consummation of the Acquisition, State National became the sole shareholder of the Company, owning all 2,273,647 outstanding shares of the Company's common stock. In connection with the Acquisition, State National agreed to assume and guarantee the outstanding Trust Preferred Securities issued by Independent Capital, a Delaware business trust controlled by the Company.

     State National accounted for its acquisition of the Company as a purchase business combination, and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of the Company subsequent to August 11, 2000. The consolidated financial statements of the Company for the periods ended before August 12, 2000 (predecessor), were prepared using the Company's historical basis of accounting. The comparability of operating results for these periods and the periods encompassing push down accounting are affected by the purchase accounting adjustments, including the amortization of goodwill (straight-line method) and core deposit intangibles (accelerated method) over a period of 20 and 10 years, respectively.

Results of Operations

General

     The net loss for the period from January 1, 2000, through August 11, 2000, the date of the Acquisition was $1,908,000 ($0.84 diluted loss per share). The net loss for the period from August 12, 2000, through December 31, 2000, was $581,000. Net income for the year ended December 31, 1999, amounted to $2,452,000 ($1.08 diluted earnings per common share) compared to net income of $2,188,000 ($1.02 diluted earnings per common share) for the year ended December 31, 1998. The net losses recorded during 2000 were due primarily to expenses incurred in connection with the Acquisition and increases in the provisions for loan losses. Net income and earnings per share increased in 1999 primarily due to the acquisition of Azle State, an increase in the Company's net interest margin and a reduction in the amount of provision for loan losses recorded during 1999 compared to 1998.

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

     Net interest income amounted to $16,222,000 for 2000, an increase of $1,914,000, or 13.4%, from 1999. Net interest income for 1999 was $14,308,000, an increase of $3,150,000, or 28.2%, from 1998. The increase in 2000 was due to the Merger and the increase in 1999 was primarily due to the acquisition of Azle State in September 1998. The net interest margin on a fully taxable-equivalent basis was 4.73% for 2000, compared to 4.57% for 1999 and 4.30% for 1998. The primary reason for the increase in the net interest margin during 2000 was the Merger. UB&T had a historically higher loan to deposit ratio than the Company prior to the Merger. The primary reasons for the increase in net interest margin during 1999 were the acquisition of Azle State and a shift within the Company's loan portfolio to more commercial and real estate loans and away from lower-yield indirect installment loans.

     At December 31, 2000, approximately $88,370,000, or 36.4%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Approximately 42.8% of loans, excluding loans to individuals, were loans with floating interest rates. The overall average rate paid for interest-bearing deposits increased by 61 basis points in 2000. The average rate paid by the Company for certificates of deposit and other time deposits of $100,000 or more increased to 5.81% during 2000 from 4.95% in 1999. The average rate paid for certificates of deposit less than $100,000 increased from 4.81% in 1999 to 5.58% in 2000. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, increased from an average of 2.10% in 1999 to an average of 2.40% in 2000. Given the fact that the Company's interest-bearing liabilities are subject to repricing faster than its interest-earning assets in the very short term, an overall rising interest rate environment, as was experienced during 2000, would normally produce a lower net interest margin than a falling interest rate environment. As noted under "Analysis of Financial Condition-Interest Rate Sensitivity" below, because the Company's interest-bearing demand, savings and money market deposits are somewhat less rate-sensitive, the Company's net interest margin does not necessarily decrease significantly in an overall rising interest rate environment.

     The following table presents the average balance sheets of the Company for each of the last three fiscal years and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis, and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the overall impact of the cost of funds on net interest income.

                                                           Year Ended December 31,
                            ------------------------------------------------------------------------------------
                                    2000(1)(2)                    1999(2)                      1998(2)
                            -------------------------   --------------------------   ----------------------------
                                      Interest                     Interest                    Interest
                             Average   Income/  Yield/   Average   Income/   Yield/  Average    Income/   Yield/
                             Balance   Expense   Rate    Balance   Expense    Rate   Balance    Expense    Rate
                            --------  --------  ------  --------   --------  ------  --------  ---------  -------
                                                           (Dollars in thousands)
ASSETS
Interest-earning assets:
 Loans, net of unearned
  income (3)                 $210,050   $20,311   9.67%  $184,471  $17,027     9.23% $153,188     $14,150    9.24%
 Securities (4)               111,147     6,812   6.13    106,782    6,074     5.69    73,363       4,498    6.13
 Federal funds sold            26,156     1,684   6.44     26,826    1,332     4.97    34,472       1,859    5.39
                             --------  -------- ------   --------  -------  -------  --------    --------  ------
   Total interest-earning
    assets                    347,353    28,807   8.29    318,079   24,433     7.68   261,023      20,507    7.86
                             --------  -------- ------   --------  -------  -------  --------    --------  ------

Noninterest-earning assets:
 Cash and due from banks       22,610                      19,539                      15,149
 Intangible assets             24,094                      10,480                       5,242
 Premises and equipment,
  net                          10,820                      10,034                       8,233
 Accrued interest receivable
  and other assets              6,140                       6,099                       5,220

 Allowance for possible loan
  losses                       (3,758)                     (1,787)                     (1,288)
                             --------                    --------                    --------
   Total noninterest-earning
    assets                     59,906                      44,365                      32,556
                             --------                    --------                    --------

      Total assets           $407,259                    $362,444                    $293,579
                             ========                    ========                    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing
 liabilities:
  Demand, savings and money
   market deposits           $114,153  $  2,739   2.40%  $106,485  $ 2,231     2.10% $ 86,428    $  2,207    2.55%
  Time deposits               170,181     9,628   5.66    157,994    7,667     4.85   132,654       7,061    5.32
                             --------  --------  -----   --------  -------  -------  --------    --------  ------
    Total interest-bearing
     deposits                 284,334    12,367   4.35    264,479    9,898     3.74   219,082       9,268    4.23
  Note payable                      0         0     --          0        0       --       100           8    8.00
                             --------  -------- ------   --------  -------  -------  --------    --------  ------
    Total interest-bearing
     liabilities              284,334    12,367   4.35    264,479    9,898     3.74   219,182       9,276    4.23
                             --------  -------- ------   --------  -------  -------  --------    --------  ------
Noninterest-bearing
 liabilities:
  Demand deposits              65,719                      58,041                      46,877
  Accrued interest payable and
   other liabilities            4,879                       2,070                       1,809
                             --------                    --------                    --------
   Total noninterest-bearing
    liabilities                70,598                      60,111                      48,686
                             --------                    --------                    --------
      Total liabilities       354,932                     324,590                     267,868
Guaranteed preferred
 beneficial interests in the
 Company's subordinated
 debentures                    12,188                      13,000                       3,597
Stockholder's equity           40,139                      24,854                      22,114
                             --------                    --------                    --------
   Total liabilities and
    stockholder's equity     $407,259                    $362,444                    $293,579
                             ========                    ========                    ========


Tax-equivalent net interest
 income                                 $16,440                    $14,535                        $11,231
                                       ========                    =======                       ========

Interest rate spread (5)                          3.94%                        3.94%                         3.63%
                                                ======                      =======                        ======

Net interest margin (6)                           4.73%                        4.57%                         4.30%
                                                ======                      =======                        ======
______________________________







(1) The Average Balance and Interest Income/Expense columns for the year ended December 31, 2000, include information for the predecessor Company pre-Acquisition (January 1, 2000, through August 11, 2000) and post-Acquisition (August 12, 2000, through December 31, 2000).
(2) The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of UB&T and Azle State from August 12, 2000, and September 22, 1998, respectively, through December 31, 2000.
(3) Nonaccrual loans are included in the Average Balance columns and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(4) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(5) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

     The following table presents the changes in the components of net interest income and identifies the part of each change due to differences in the average volume of interest-earning assets and interest-bearing liabilities and the part of each change due to the average rate on those assets and liabilities. The changes in interest due to both volume and rate in the table have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                      2000 vs 1999(1)(2)       1999 vs 1998(2)
                     --------------------   ---------------------
                     Increase (Decrease)   Increase (Decrease) Due
                           Due To                   To
                         Changes In:             Changes In:
                    ---------------------   --------------------
                    Volume   Rate   Total  Volume   Rate   Total
                    ------  ------  ------ ------  ------  ------
                                    (In thousands)
Interest-earning
 assets:
  Loans, net of
   unearned income  $2,360  $  924  $3,284 $2,894   $ (17)  $2,877

  Securities (3)       249     489     738  2,047     (471)  1,576
  Federal funds
   sold                (33)    385     352   (414)    (113)   (527)
                    ------  ------  ------ ------  -------  ------
Total interest
 income              2,576   1,798   4,374  4,527    (601)   3,926
                    ------  ------  ------ ------  -------  ------
Interest-bearing
 liabilities:
Deposits:
 Demand, savings and
  money market
  deposits             163     345     508    507     (483)     24
 Time deposits         588   1,373   1,961  1,348     (742)    606
                    ------  ------  ------ ------  -------  ------
 Total deposits        751   1,718   2,469  1,855   (1,225)    630
Note payable             0       0       0     (8)       0      (8)
                    ------  ------  ------ ------  -------  ------
  Total interest
   expense             751   1,718   2,469  1,847   (1,225)    622
                    ------  ------  ------ ------  -------  ------
Increase in net
 interest income    $1,825  $   80  $1,905 $2,680  $   624  $3,304
                    ======  ======  ====== ======  =======  ======
____________________________
(1) Income statement items for the year ended December 31, 2000, include information for the predecessor Company pre-Acquisition (January 1, 2000, through August 11, 2000) and post-Acquisition (August 12, 2000, through December 31,
     2000).
(2) Income statement items include the income statement accounts of UB&T and Azle State beginning August 12, 2000, and September 22, 1998, respectively, through December 31, 2000.
(3) Information with respect to interest income on tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credit; and other judgmental factors. The provision for loan losses for the year ended December 31, 2000, was $2,238,000, compared to $445,000 for the previous year. The provision in 2000 represented a increase of $1,793,000, or 402.9%, from the 1999 provision. The higher provision in 2000 is due to increased classified, nonperforming and charged off loans during the second half of 2000. The provision in 1999 represented a decrease of $125,000, or 21.9%, from the 1998 provision due to decreased charge-offs in the indirect installment loan portfolio.

Noninterest Income

     Noninterest income increased $124,000, or 3.8%, from $3,267,000 in 1999 to $3,391,000 in 2000. The amount for 1999 increased $476,000, or 17.1%, from $2,791,000 in 1998.

     Service charges on deposit accounts and charges for other types of services are the major source of noninterest income to the Company. This source of income increased $78,000, or 2.7%, from $2,842,000 for 1999 to $2,920,000 for 2000. The increase was attributable to the Merger. Service charge income increased $615,000, or 27.6%, from $2,227,000 for 1998 to $2,842,000 for
1999. Approximately two-thirds of the increase was due to the acquisition of Azle State.

     Trust fees from trust operations increased $50,000, or 24.0%, from $208,000 in 1999 to $258,000 in 2000. Trust fees also increased $9,000, or 4.5%, from $199,000 during 1998 to $208,000 during 1999. The increases in 2000 and 1999 are due to an overall increase in the value of assets under management of the trust department. In particular, during the fourth quarter of 2000, the Bank purchased the management of approximately $33,000,000 in trust assets from another trust company.

     Other income is the sum of several components of noninterest income including commissions earned on the sale of mutual funds and annuities, debit card royalty income, insurance premiums earned on automobiles financed through the Company's indirect installment loan program and other sources of miscellaneous income. Other income decreased $4,000, or 1.8%, from $217,000 in 1999 to $213,000 in 2000. Other income decreased $148,000, or 40.5%, from $365,000 in 1998 to $217,000 for 1999, primarily due to a significant decrease in insurance premiums received during 1999 on automobiles financed through the Company's indirect lending program which has been substantially curtailed.

Noninterest Expenses

     Noninterest expenses increased $6,151,000, or 45.5%, from $13,504,000 in 1999 to $19,655,000 in 2000, primarily as a result of costs incurred in association with the Acquisition and due to the Merger. Noninterest expenses increased $3,506,000, or 35.1%, from $9,998,000 in 1998 to $13,504,000 in 1999. Approximately 85%
of the increase was due to the acquisition of Azle State and the payment of the distributions on the Company's Trust Preferred Securities that were sold in an underwritten public offering in 1998 ("1998 Offering").

     Salaries and benefits rose $1,119,000, or 18.5%, from $6,046,000 in 1999 to $7,165,000 in 2000, primarily due to the
Merger. Salaries and employee benefits increased $1,294,000, or 27.2%, from $4,752,000 in 1998 to $6,046,000 in 1999.
Approximately 80% of the increase was a result of the acquisition of Azle State.

     Merger-related expenses totaled $1,970,000 for the year ended December 31, 2000. These expenses include approximately $887,000 in accrued retention agreement payments contingently payable to certain officers of the Company and the Bank, approximately $605,000 in payments made to the Company's investment advisor in connection with the Acquisition, approximately $319,000 paid for legal services rendered to the Company in connection with the Acquisition, approximately $65,000 for the purchase of tail insurance covering the Company's former officers and directors subsequent to the Acquisition and other miscellaneous expenses related to the Acquisition.

     Amortization of intangible assets increased $1,333,000, or 198.1%, from $673,000 for 1999 to $2,006,000 for 2000 and increased $334,000, or 98.5%, from $339,000 for 1998 to $673,000 for 1999. The 2000 increase is due to the amortization of the additional core deposit intangible and goodwill recorded as a result of the Acquisition. Core deposit intangibles totaling $16,961,000 and goodwill totaling $32,692,000 for the merged banks are being amortized on an accelerated basis over an estimated useful life of ten (10) years, and on a straight-line basis over an estimated useful life of twenty (20) years, respectively. The 1999 increase was due to the amortization of intangibles recorded as a result of the acquisition of Azle State.

     Net occupancy expense increased $239,000, or 16.7%, from $1,433,000 in 1999 to $1,672,000 in 2000. The increase was due to the Merger and increases in property taxes and utilities in 2000. Net occupancy expense increased $334,000, or 30.4%, from $1,099,000 in 1998 to $1,433,000 in 1999. Approximately 82% of
the increase was due to the acquisition of Azle State.

     Distributions on guaranteed preferred beneficial interests in the Company's Subordinated Debentures increased $7,000, or 0.6%, from $1,105,000 for 1999 to $1,112,000 for 2000 due to the accretion into expense of the purchase accounting discount recorded on the Trust Preferred Securities in connection with the Acquisition. Independent Capital issued $13,000,000 par value of Trust Preferred Securities in the 1998 Offering, on which distributions are payable quarterly at the rate of 8.5%.

     Equipment expense increased $169,000, or 15.3%, from $1,103,000 in 1999, to $1,272,000 in 2000. The increase was due to the Merger and the write-off of equipment and capitalized data processing conversion costs which would not be utilized or have any future value subsequent to the Acquisition. Equipment expense increased $216,000, or 24.4%, from $887,000 in 1998 to $1,103,000 for 1999. Approximately 57% of this increase was the result of the Azle State acquisition. In addition, the Bank entered into a lease for new data processing related equipment for Azle State when it became a branch of the Bank in March 1999. This higher level of lease expense accounted for the remainder of the increase.

     Professional fees, which include legal, accounting and other professional fees, increased $681,000, or 156.2%, from $436,000 during 1999 to $1,117,000 during 2000. The increase in 2000 is a result of increased professional fees due to the Acquisition and the Merger, as well as consulting and other professional fees paid for services subsequent to the Acquisition. Professional fees increased $131,000, or 43.0%, from $305,000 during 1998 to $436,000 for 1999. Approximately 45% of the increase was due to the Azle State acquisition. In addition, during 1999, the Company was involved in more extended litigation which caused such expenses to increase.

     Stationery, printing and supplies expense decreased $27,000, or 4.7%, from $574,000 for 1999 to $547,000 for 2000 due to the higher expenses incurred with the conversion of Azle State to a branch of the Bank during 1999. Stationery, printing and supplies expense increased $132,000, or 29.9%, from $442,000 for 1998 to $574,000 for 1999. Approximately 70% of the increase was due to the acquisition of Azle State.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining various repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income on such assets that is credited as a reduction in such expenses. The Company recorded net costs of $6,000 in 2000 compared to net costs of $91,000 in 1999, a decrease of $85,000, or 93.4%. The decrease in net costs during 2000 was primarily due to a decrease in the number of repossessed automobiles during 2000 as a result of a reduction in the number of outstanding indirect installment loans secured by automobiles. Net costs for the Company were $91,000 in 1999 compared to $106,000 in 1998 for the same reason noted above.

     Other noninterest expense includes, among many other items, postage, due from bank account charges, data processing, advertising, travel and entertainment, armored car and courier fees, insurance, franchise taxes, merger and acquisition expenses and FDIC insurance. These expenses increased $745,000, or 36.5%, from $2,043,000 during 1999 to $2,788,000 during 2000. The majority of the increase is due to the Merger. In addition, increased operating losses and write-off of capitalized merger and acquisition costs related to prior transactions, primarily the acquisition and branching of Azle State of approximately $109,000, that were being amortized to expense contributed to the increase. These expenses increased $279,000, or 15.8%, from $1,764,000 for 1998 to $2,043,000 for 1999. Virtually all of the
increase was due to the Azle State acquisition.

Federal Income Taxes

     The Company provided for $209,000, $1,174,000 and $1,193,000 in federal income taxes in 2000, 1999 and 1998, respectively. The provision was made in 2000 despite the fact that the Company had a pretax loss due to a substantial amount of nondeductible merger related expenses that were incurred during the year ended December 31, 2000. The effective tax rates for the Company were 32.4% and 35.3% for the years ended December 31, 1999 and 1998, respectively.

Impact of Inflation

     The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Because substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "Analysis of Financial Condition-Interest Rate Sensitivity" below.

Quantitative and Qualitative Disclosures about Market Risk

     The business of the Company and the composition of its consolidated balance sheet consists of investments in interest-earning assets (primarily loans and investment securities), which are primarily funded by interest-bearing liabilities (deposits). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in the market risk.

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

     In adjusting the Company's asset/liability position, management attempts to manage the Company's interest rate risk while enhancing net interest margins. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities, which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive and relatively stable interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

     The Company's ratios of interest-sensitive assets to interest-sensitive liabilities, as shown in the following tables, are 67.9% at the 90-day interval, 63.1% at the 180-day interval and 59.4% at the 365-day interval at December 31, 2000. Currently, the Company is in a liability-sensitive position at the three intervals. However, the Company had $129,419,000 of interest-bearing demand, savings and money market deposit at December 31, 2000, which from the Company's experience, change more slowly in a rising interest rate environment than in a declining rate environment. Therefore, excluding these types of deposits, the Company's interest-sensitive assets to interest sensitive liabilities ratio at the 365-day interval would have been 105.3% at December 31, 2000. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at December 31, 2000:


                                                               Volumes
                                                               Subject
                                   Cumulative Volumes            to
                               Subject to Repricing Within    Repricing
                                 ----------------------         After
                              90 Days   180 Days   365 Days    1 Year      Total
                              -------    -------     -----    --------    -------
                                            (Dollars in thousands)
Interest-earning assets:
 Federal funds sold           $ 26,450   $ 26,450   $  26,450  $      0   $ 26,450
 Securities                      6,986     11,862      22,819    94,388    117,207
 Loans, net of unearned
  income                        98,824    109,037     127,175   115,640    242,815
                              --------  ---------   ---------  --------   --------
   Total interest-earning
    assets                     132,260    147,349     176,444   210,028    386,472
                              --------  ---------   ---------  --------   --------

Interest-bearing
 liabilities:
  Demand, savings and money
   market deposits             129,419    129,419     129,419         0    129,419
  Time deposits                 65,237    104,141     167,521    28,119    195,640
                              --------  ---------   ---------  --------   --------
   Total interest-bearing
    liabilities                194,656    233,560     296,940    28,119    325,059
                              --------  ---------   ---------  --------   --------

Rate-sensitivity gap (1)      $(62,396) $ (86,211)  $(120,496) $181,809   $ 61,413
                              ========  =========   =========  ========   ========

Rate-sensitivity ratio (2)       67.9%      63.1%       59.4%
                              =======  =========    ========

______________________________


(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Net Economic Value

     The interest rate risk ("IRR") component is a dollar amount that is deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net economic value ("NEV") to changes in interest rates. An institution's NEV is calculated as the net discounted cash flows from assets, liabilities and off-balance sheet contracts. As an institution's IRR component is measured as the change in the ratio of NEV to the net present value of total assets as a result of a hypothetical 200 basis point change in market interest rates. A resulting decline in this ratio of more than 2% of the estimated present value of an institution's total assets prior to the hypothetical 200 basis point change will require the institution to deduct from its regulatory capital 50% of that excess decline. Based on quarterly calculations, the Bank experienced no such decline.

     Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

     The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the contractual terms to maturity. Nonaccrual loans are included in the loan totals. All securities are classified as available-for-sale.



                         Year Ending December 31,
               --------------------------------------------
                 2001      2002     2003     2004     2005    Thereafter    Total    Fair Value
               --------  -------   ------   ------  -------   ----------  ---------  ----------
                                            (Dollars in thousands)
Fixed Rate
 Loans:
  Maturities    $ 40,966 $ 60,752  $13,569  $13,569   $13,569    $ 12,145    $154,570   $158,681
  Average
   interest rate    9.82%    9.59%    9.20%    9.20%     9.20%       9.39%       9.53%

Adjustable
  Rate Loans:
 Maturities       55,615   15,370    2,986    2,985     2,986       8,428      88,370     88,370
 Average
  interest rate    10.52%   10.19%   10.42%   10.42%    10.42%      10.42%      10.45%

Securities and
 Other Interest-
  earning
  Assets:
   Maturities     49,269   32,982   23,248    7,174     7,174      23,810     143,657    143,657
   Average
    interest rate   6.39%    6.94%    6.92%    6.88%     6.88%       6.88%       6.76%

Total interest-
   earning
 Assets:
  Maturities    $145,850 $109,104  $39,803  $23,728   $23,729    $ 44,383    $386,597   $390,708
  Average
   interest rate    8.93%    8.87%    7.96%    8.65%     8.65%       8.24%       8.71%


Savings
 Deposits:
  Maturities    $      0  $     0  $     0  $     0  $      0    $ 20,557   $  20,557    $20,557
  Average
   interest rate      --%      --%      --%      --%       --%       2.30%       2.30%

NOW Deposits:
  Maturities           0        0        0        0         0      56,584      56,584     56,584
  Average
   interest rate      --%      --%      --%      --%       --%       2.00%       2.00%

Money Market
 Deposits:
  Maturities           0        0        0        0         0      52,278      52,278     52,278
  Average
   interest rate      --%      --%      --%      --%       --%       3.08%       3.08%

Certificates
  of Deposit:
   Maturities    167,521   19,660    5,143    1,671     1,645           0     195,640    195,825
   Average
    interest
    rate            6.12%    6.40%    5.49%    6.54%     6.65%         --%       6.14%

Total Interest-
 bearing
 Liabilities:
  Maturities    $167,521  $19,660  $ 5,143  $ 1,671  $  1,645    $129,419    $325,059   $325,244
  Average
   interest
   rate             6.12%    6.40%    5.49%    6.54%     6.65%       2.48%       4.68%



     The Company assumes that 100% of savings, NOW and money market deposits at December 31, 2000, are core deposits and are, therefore, expected to roll off after five years. No roll-off is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

Analysis of Financial Condition

Assets

     Total assets increased $122,213,000, or 34.1%, from $358,262,000 at December 31, 1999, to $480,475,000 at December
31, 2000, due primarily to the Merger of UB&T, which had $112,076,000 in total assets at November 9, 2000, the date of the Merger. Total assets decreased $11,916,000, or 3.2%, from $370,178,000 at year-end 1998 to $358,262,000 at December 31,
1999, due primarily to a decrease in interest-bearing demand and time deposits at most of the Bank's larger branches.

Cash and Cash Equivalents

     At December 31, 2000, the Company had $61,222,000 in cash and cash equivalents, up $22,462,000, or 58.0%, from $38,760,000 at December 31, 1999, due primarily to the Merger. UB&T had $12,696,000 in cash and cash equivalents as of the Merger date. During 1999, cash and cash equivalents decreased $25,977,000, or 40.1%, from the December 31, 1998, balance of $64,737,000 due to an increased amount of funds being invested temporarily in federal funds sold at December 31, 1998. Cash and cash equivalents averaged $48,766,000, $46,365,000 and $49,621,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Securities

     Securities increased $8,304,000, or 7.6%, from $108,903,000 at December 31, 1999, to $117,207,000 at December 31, 2000. The
increase in 2000 was due to the Merger. An increase of $20,518,000 in securities as a result of the Merger was offset somewhat by maturities and sales during 2000 which were greater than purchases during the same time period. As a result of the Acquisition, a total of $39,692,000 in securities classified as held-to-maturity were transferred to available-for-sale and were sold. Purchases of available-for-sale securities were made to replace such securities.

     The board of directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations having maturities of seven years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 15 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. All securities are classified as available-for-sale and are carried at fair value at December 31, 2000. In addition, to the sales noted above, available-for-sale securities aggregating $3,000,000 were sold immediately prior to maturity during the first half of 2000. The securities portfolio had an average remaining maturity of approximately 3.12 years at December 31, 2000, compared to approximately 2.37 years at December 31, 1999. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At December 31, 2000, the carrying value of U.S. Government and other securities so pledged amounted to $59,576,000, or 50.8% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated:


                                                         December 31,
                                     -----------------------------------------------------
                                           2000               1999               1998
                                     ---------------- ------------------  ----------------
                                      Amount      %     Amount       %    Amount      %
                                     ---------  -----  ---------  ------  -------  -------
                                                    (Dollars in thousands)
Carrying value:
 U.S. Treasury securities and
  obligations of U.S. Government
  agencies and corporations           $ 87,678   74.8%  $ 90,998     83.6% $73,242    77.0%
 Mortgage-backed securities and
  collateralized mortgage obligations   18,619    15.9     7,783      7.1   12,121    12.7
 Obligations of states and political
  subdivisions                           8,334     7.1     9,103      8.4    9,262     9.7
 Other securities                        2,576     2.2     1,019      0.9      583     0.6
                                      --------  ------  --------   ------  -------  ------

       Total securities               $117,207  100.0%  $108,903   100.0%  $95,208  100.0%
                                      ========  ======  ========   ======  =======  ======

       Total fair value               $117,207          $107,608           $95,276
                                      ========          ========           =======


     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at December 31, 2000. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premium or accretion of discount, to the historical cost of the securities, adjusted for premium amortization and discount accretion. The carrying value of available-for-sale securities is their estimated fair value. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.


                                                                               Weighted
 Type and Maturity Grouping at December   Principal  Carrying    Estimated      Average
                31, 2000                    Amount     Value    Fair Value       Yield
- ----------------------------------------  ---------- --------  -----------    -----------
                                                      (Dollars in thousands)
U.S. Treasury securities and obligations
 of U.S. Government agencies and
 corporations:
  Within one year                           $  4,000  $  4,004     $   4,004         6.64%
  After one but within five years             65,255    65,662        65,662         6.81
  After five but within ten years             17,670    18,012        18,012         6.73
                                            --------  --------     ---------     --------
   Total U.S. Treasury securities and
    obligations of U.S. Government
     agencies and corporations                86,925    87,678        87,678         6.79
                                            --------  --------     ---------     --------

Mortgage-backed securities and
 collateralized mortgage obligations          18,306    18,619        18,619         7.16
                                            --------  --------     ---------     --------

Obligations of states and political
 subdivisions:
  Within one year                              1,311     1,211         1,211         7.01
  After one but within five years              4,560     4,620         4,620         6.99
  After five but within ten years              2,374     2,377         2,377         6.92
  After ten years                                133       126           126         8.02
                                            --------  --------     ---------     --------
    Total obligations of states and political
     subdivisions                              8,378     8,334         8,334         6.99
                                            --------  --------     ---------     --------

Other securities:
  Within one year                                  0         0             0           --
  After one but within five years                  0         0             0           --
  After five but within ten years                  0         0             0           --
  After ten years                              2,576     2,576         2,576         5.11
                                            --------  --------     ---------     --------
    Total other securities                     2,576     2,576         2,576         5.11
                                            --------  --------     ---------     --------

     Total securities                       $116,185  $117,207      $117,207         6.83%
                                            ========  ========     =========     ========


Loan Portfolio

     Total loans, net of unearned income, increased $56,189,000, or 30.1%, from $186,626,000 at December 31, 1999, to $242,815,000 at
December 31, 2000, due to the Merger. UB&T had $66,278,000 in loans, net of unearned income at the Merger date. This increase was offset somewhat by a decrease in the amount of the Company's outstanding indirect installment loans.

     The Bank primarily makes installment loans to individuals and commercial loans to small to medium-sized businesses and professionals. The Bank offers a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans, loans to finance accounts receivable, inventory and equipment and various types of agriculture loans. Typically, the Bank's commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the borrower and are collateralized by real estate, accounts receivable, inventory or other business assets.

     Due to the diminished loan demand during the early 1990's, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in its market areas. At December 31, 2000 and 1999, the Company had approximately $6,205,000 and $14,004,000 net of unearned income, respectively, of this type of loan outstanding. The decrease is due to management's decision to shift the loan portfolio toward more commercial and real estate loans and less toward indirect installment loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan type:

                                   December 31,
                  -----------------------------------------------
                    2000      1999     1998      1997      1996
                  --------  -------  -------   --------   ------
                                  (In thousands)
Real estate loans  $103,711   $72,268  $71,901    $44,569  $26,233
Commercial loans    84,832    55,270   47,551     24,184   18,430
Loans to
 individuals        36,535    46,748   57,564     67,453   46,975
Other loans         17,863    12,857    9,310      6,109    2,626
                  --------   -------  -------   --------   ------
  Total loans      242,941   187,143  186,326    142,315   94,264
Less unearned
 income                126       517    1,766      1,462    2,247
                  --------   -------  -------   --------   ------
Loans, net of
  unearned
  income          $242,815  $186,626  $184,560   $140,853  $92,017
                  ========  ========  ========  ========= ========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at December 31, 2000, except for those described above. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at December 31, 2000.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at December 31, 2000. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the interest rate environment as represented by the prime rate.

                                One to                Total
                     One Year    Five    Over Five   Carrying
                     and Less    Years     Years      Value
                     --------- --------   --------   ---------
                                  (In thousands)
Real estate loans      $20,366 $ 68,762    $14,583    $103,711
Commercial loans        50,422   29,610      4,800      84,832
Other loans             15,003    2,536        324      17,863
                       -------  -------    -------   ---------

Total loans            $85,791 $100,908    $19,707    $206,406
                       ======= ========    =======    ========

With fixed interest
  rates                $30,176 $ 76,581    $11,279    $118,036
With variable
 interest rates         55,615   24,327      8,428      88,370
                       ------- --------    -------    --------

Total loans            $85,791 $100,908    $19,707    $206,406
                       ======= ========    =======    ========

Nonperforming Assets

     Nonperforming loans consist of nonaccrual, past due and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal or interest payments. Loans on which management does not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual, any interest previously accrued, but not yet collected, is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at year-end for each of the past five years.

                                        December 31,
                              ---------------------------------
                               2000   1999   1998   1997   1996
                              ------  ----  ------  -----  -----
                                       (In thousands)
Nonaccrual loans              $3,087  $236  $  238  $   70  $82
Accruing loans contractually
 past due over 90 days......   1,009   203     198     121   41
Restructured loans               119   186     110     104   73
Other real estate and other
  repossessed assets             557   272     630     739  389
                              ------  ----  ------  ------  ---

  Total nonperforming assets  $4,772  $897  $1,176  $1,034 $585
                              ======  ====  ======  ====== ====

     The gross interest income that would have been recorded in 2000 on the Company's impaired loans if such loans had been current, in accordance with the original terms thereof and had been outstanding throughout the period or, if shorter, since origination, was approximately $100,000. A total of $16,000 in interest on impaired loans was actually recorded (received) during 2000.

     A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The Company does not believe it has any potential problem loans other than these reported in the above table and the five borrowing relationships with whom successor management has determined that the Company will no longer maintain a relationship. See "Allowance for Possible Loan Losses" below.

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At December 31, 2000, substandard loans totaled $13,692,000, of which $1,798,000 were loans designated as nonaccrual, 90 days past due or restructured, doubtful loans totaled $1,742,000, of which $1,518,000 were loans designated as nonaccrual or 90 days past due and there were no loans designated as loss. Approximately $7.9 million of loans, all of which are classified substandard or doubtful, represent loans to borrowers with which successor management has determined that the Company will no longer maintain a relationship for longer than one year from the date of the Acquisition.

     In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans to assist in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at December 31, 2000, were current and paying in accordance with loan terms. At December 31, 2000, watch list loans totaled $4,630,000. At such date, $80,000 of loans on the watch list were designated as nonaccrual or 90 days past due. In addition, at December 31, 2000, $379,000 of unclassified loans were designated as nonaccrual, 90 days past due or restructured loans.

Other Real Estate and Other Repossessed Assets

     Foreclosures on defaulted loans result in the Company acquiring other real estate and other repossessed assets. Accordingly, the Company incurs other expenses, specifically net costs applicable to other real estate and other repossessed assets, in maintaining, insuring and selling such assets. The Bank attempts to convert nonperforming loans into interest-earning assets, although usually at a lower dollar amount than the face value of such loans, either through liquidation of the collateral securing the loan or through intensified collection efforts.

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At December 31, 2000 and 1999, other real estate and other repossessed assets had an aggregate book value of $557,000 and $272,000, respectively. Other real estate and other repossessed assets increased $285,000, or 104.8%, during 2000. The increase was primarily due to the Merger. UB&T had a total of $235,000 in real estate and other repossessed assets at the date of the Merger. The December 31, 2000, balance of $557,000 included six commercial properties ($434,000), two residential properties ($62,000) and ten repossessed automobiles ($58,000). Of the December 31, 1999, balance of $272,000, $178,000 represented three commercial properties, $90,000 represented fourteen repossessed automobiles and $4,000 represented one residential property.

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

     The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged off. The Company's allowance was $6,898,000, or 2.84% of loans, net of unearned income, at December 31, 2000, compared to $1,833,000, or 0.98% of loans, net of unearned income, at December 31, 1999, and compared to $1,842,000, or 1.00% of loans, net of unearned income, at December 31, 1998. The increase in the balance of the allowance from December 31, 1999, to December 31,

2000, and the increase in the ratio of the allowance to total loans, net of unearned income, during the past year, are primarily due to the recording of an additional $3,028,000 in allowance through purchase accounting adjustments in connection with the Acquisition and the fact that UB&T had $1,562,000 in its allowance at the date of the Acquisition.

     Credit and loan decisions are made by management and the board of directors of the Bank in conformity with loan policies established by the board of directors of the Company. The Company's practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $1,869,000 in loans during 2000. Charge-offs for 2000 were concentrated in the following categories: commercial loans-$1,484,000, or 79.4%, and loans to individuals-$355,000, or 19.0%. Charge-offs on commercial loans to three borrowing relationships aggregated $1,154,000, or 61.7%, of total charge-offs. Management learned that one of the three borrowers which represented $664,000 of the total charge-offs had allegedly committed fraud in obtaining loans from the Company and, as a result, management has filed a criminal referral related to this borrower. Recoveries during 2000 were $106,000 and were concentrated in loans to individuals which accounted for $92,000, or 86.8%, of total recoveries during 2000.

     The following table presents the activity in the allowance for the period from January 1, 2000, to August 11, 2000, the period from August 12, 2000, to December 31, 2000, and the years ended December 31, 1999, 1998, 1997 and 1996. Also presented are average loans outstanding and certain pertinent ratios for the last five years.



                                   August 12, January 1
                                    2000, to   2000,
                                    December  to August        Year Ended December 31,
                                      31,        11,   --------------------------------------
                                    2000 (1)    2000     1999     1998(2)   1997(3)  1996(4)
                                    --------   ------- --------- ---------  -------  -------
                                                    (Dollars in thousands)
Analysis of allowance for possible
  loan losses:
Balance, beginning of period       $   6,371    $1,833  $  1,842  $  1,173  $    793 $   759
 Provision for loan losses               578     1,660       445       570       250     201
 Purchase accounting adjustment            0     3,028         0         0         0       0
 Bank acquisition/merger               1,562         0         0       726       395     149
                                    --------    ------  --------  --------  -------- -------
                                       8,511     6,521     2,287     2,469     1,438   1,109
                                    --------    ------  --------  --------  -------- -------
Loans charged off:
 Real estate loans                        19         0         5        40         6     100
 Commercial loans                      1,433        50       106        18       107      58
 Loans to individuals                    181       174       586       671       457     231
 Other loans                               6         6         0         0        11       0
                                    --------    ------  --------  --------  -------- -------
   Total charge-offs                   1,639       230       697       729       581     389
                                    --------    ------  --------  --------  -------- -------

Recoveries of loans previously
  charged off:
   Real estate loans                       0         1       104        16        35      20
   Commercial loans                        6         6        20        41       220      25
   Loans to individuals                   20        72       118        45        60      28
   Other loans                             0         1         1         0         1       0
                                    --------    ------  --------  --------  -------- -------
    Total recoveries                      26        80       243       102       316      73
                                    --------    ------  --------  --------  -------- -------
      Net loans charged off            1,613       150       454       627       265     316
                                    --------    ------  --------  --------  -------- -------

       Balance, end of period       $  6,898    $6,371  $  1,833  $  1,842  $  1,173 $   793
                                    ========    ======  ========  ========  ======== =======

Average loans outstanding, net of
 unearned income, for the year
 ended December 31                  $210,050            $184,471  $153,188  $132,891 $85,880
                                    ========            ========  ========  ======== =======
Ratio of net loan charge-offs to
 average loans, net of unearned
 income, for the year ended
 December 31                           0.84%                0.25%     0.41%     0.20%   0.37%
                                    ========            ========  ========  ======== =======
Ratio of allowance for possible loan
 losses to total loans, net of
 unearned income, at December 31       2.84%                0.98%     1.00%     0.83%   0.86%
                                    ========            ========  ========  ======== =======
______________________________



(1) Average loans, net of unearned income, for 2000 include the average loans, net of unearned income, of UB&T from August 12, to December 31, 2000.
(2) Average loans, net of unearned income, for 1998 include the average loans, net of unearned income, of Azle State from September 22 through December 31, 1998.
(3) Average loans, net of unearned income, for 1997 include the average loans, net of unearned income, of Western National Bank, Lubbock, Texas, from January 28 through December 31, 1997.
(4) Average loans, net of unearned income, for 1996 include the average loans, net of unearned income, of Peoples National Bank, Winters, Texas, from January 1 through December 31, 1996, and of Coastal Banc-San Angelo from May 27 through December 31, 1996.

     The increase in the allowance of $3,028,000 related to purchase accounting adjustments is due primarily to five borrowing relationships with whom predecessor management had intended to continue to work and extend or renew the loans as necessary. Predecessor management believed that the net carrying amount, after considering specific reserves, was adequate to reflect the estimated carrying amount of the loans. Successor management has determined that the Company will no longer maintain a relationship with these borrowers, has informed the borrowers that the borrowers will have to pay off their respective loans with the Company and, if necessary, liquidate the collateral supporting the loans within no later than one year of the Acquisition date. The Company also offered a reduction in principal to one borrower to provide an incentive for the borrower to move its loan relationship. As these loans are collateral dependent, the estimated losses on these loans are primarily due to estimated collateral liquidation value shortfalls. Overall, successor management has determined that the intended method of ultimate recovery on loans from these five borrowing relationships is demonstrably different from the plans that had served as the basis for predecessor management's estimation of recovery on such loans. The provision for loan losses for the period of August 12, 2000, to December 31, 2000, includes the impact of successor management conforming certain predecessor loan loss methodology to its loan loss calculation methodology. Specifically, successor management has conformed certain charge-off factors on pools of loans to its own historical loan loss factors.

     The amount of the allowance is established by management based upon estimated risks inherent in the existing loan portfolio. The allowance is comprised of three components: specific reserves on specific problem loans, historical loss percentages applied to pools of loans with similar characteristics, and an unallocated portion. Management reviews the loan portfolio on a continuing basis to evaluate potential problem loans. This review encompasses management's estimate of current economic conditions and the potential impact on various industries, prior loan loss experience and the financial conditions of individual borrowers. Loans that have been specifically identified as problem or nonperforming loans are reviewed on at least a quarterly basis, and management critically evaluates the prospect of ultimate losses arising from such loans, based on the borrower's financial condition and the value of available collateral. When a risk can be specifically quantified for a loan, that amount is specifically allocated in the allowance. In addition, the Company allocates the allowance based upon the historical loan loss experience of the different types of loans. Despite such allocation, both the allocated and unallocated portions of the allowance are available for charge-offs for all loans.

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at year-end for each of the past five years.



                                                    December 31,
                     ---------------------------------------------------------------------------
                             2000                     1999                        1998
                     ------------------------  ------------------------  ------------------------
                                  Percent of               Percent of                Percent of
                                   Loans by                 Loans by                  Loans by
                      Amount of   Category to   Amount of  Category to   Amount of  Category to
                      Allowance   Loans, Net    Allowance  Loans, Net    Allowance   Loans, Net
                      Allocated   of Unearned   Allocated  of Unearned   Allocated  of Unearned
                     to Category    Income     to Category   Income     to Category    Income
                     -----------  -----------  ----------  -----------  ----------- ------------
                                               (Dollars in thousands)
Real estate loans        $   685       42.7%      $   198        38.7%     $   106         39.0%
Commercial loans           3,426       34.9           254        29.6          164         25.8
Loans to individuals       1,019       15.0           672        24.8          577         30.2
Other loans                1,602        7.4            37         6.9            9          5.0
                       ---------   --------     ---------   ---------    ---------    ---------
  Total allocated          6,732      100.0%        1,161       100.0%         856        100.0%
                                   ========                 =========                 =========
  Unallocated                166                      672                      986
                       ---------                ---------                ---------
   Total allowance for
    possible loan
    losses                $6,898                   $1,833                   $1,842
                       =========                =========                =========


                                                     December 31,
                                 ----------------------------------------------------
                                            1997                          1996
                                 --------------------------     ------------------------
                                                  Percent of                  Percent of
                                                   Loans by                    Loans by
                                  Amount of       Category to    Amount of    Category to
                                  Allowance      Loans, Net of   Allowance    Loans, Net
                                Allocated to       Unearned     Allocated to  of Unearned
                                  Category          Income        Category      Income
                                ------------     ------------   -----------   ----------
                                                (Dollars in thousands)
Real estate loans                    $   52           31.6%     $   128          28.5%
Commercial loans                        193           17.2           97          20.0
Loans to individuals                    570           46.8          323          48.6
Other loans                              28            4.4           43           2.9
                                     ------        -------      -------        ------
  Total allocated                       843          100.0%         591         100.0%
                                                   =======                     ======
  Unallocated                           330                         202
                                     ------                     -------
   Total allowance for possible
    loan losses                      $1,173                     $   793
                                     ======                     =======




Intangible Assets

     Intangible assets increased $36,637,000, or 360.7%, from $10,158,000 at December 31, 1999, to $46,795,000 at December 31,
2000, due to the Acquisition and the Merger, which increased total intangible assets by $30,100,000 and $8,460,000, respectively.

Premises and Equipment

     Premises and equipment increased $2,680,000, or 27.3%, from $9,816,000 at December 31, 1999, to $12,496,000 at December 31,
2000. The increase was due to the Merger. The net book value of UB&T's premises and equipment on the date of the Merger was $3,510,000. This increase was partially offset by depreciation expense of $844,000 that was recorded during 2000 and a net decrease in premises and equipment of $492,000 as a result of adjusting such assets to fair value at the date of the Acquisition.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable increased $1,077,000, or 30.4%, from $3,538,000 at December 31, 1999, to $4,615,000 at December 31, 2000. The
increase during 2000 was a result of the Merger. UB&T had $971,000 in accrued interest receivable at the date of the Merger. Of the total balance at December 31, 2000, $3,051,000, or 66.1%, was interest accrued on loans and $1,564,000, or 33.9%, was interest accrued on securities.

Other Assets

     The balance of other assets decreased $356,000, or 17.6%, to $1,666,000 at December 31, 2000, from $2,022,000 at December 31,
1999 due principally to a decrease in prepaid expenses during 2000.

Deposits

     The Bank's lending and investing activities are funded almost entirely by core deposits, 50.6% of which were noninterest-bearing and interest-bearing demand deposits at December 31, 2000. Total deposits increased $77,983,000, or 24.5%, from $318,299,000 at December 31, 1999, to $396,282,000 at December
31, 2000. The increase was due to the Merger. UB&T had $92,920,000 in total deposits at the date of the Merger. This increase was partially offset by a decrease of approximately $8,000,000 in interest-bearing demand deposits and a decrease of approximately $6,000,000 in interest-bearing time deposits during 2000. The Bank does not have any brokered deposits.

     The following table presents the average amounts of and the average rate paid on deposits of the Company for each of the last three years:


                                                  Year Ended December 31,
                                   ------------------------------------------------------
                                        2000(1)              1999            1998(2)
                                   ------------------  -----------------  ----------------
                                    Average   Average  Average Average    Average  Average
                                    Amount     Rate    Amount    Rate     Amount    Rate
                                   ---------  -------  ------- ---------  -------  --------
                                                   (Dollars in thousands)
Noninterest-bearing demand
  deposits                         $  65,719       --%  $ 58,041      --%  $  46,887      --%
Interest-bearing demand, savings
  and money market deposits          114,153     2.40    106,485    2.10      86,428    2.55
Time deposits of less than
  $100,000                           114,067     5.58    109,140    4.81      91,087    5.31
Time deposits of $100,000 or more     56,114     5.81     48,854    4.95      41,567    5.35
                                   ---------  -------    ------- -------    ------- -------

   Total deposits                   $350,053     3.53%  $332,520    3.07%   $265,959    3.48%
                                   =========  =======   ======== =======    ======== =======
______________________


(1) The average amounts and average rates paid on deposits for the year ended December 31, 2000, include the averages of UB&T from August 12 through December 31, 2000.
(2) The average amounts and average rates paid on deposits for the year ended December 31, 1998, include the averages of Azle State from September 22 through December 31, 1998.

     The maturity distribution of time deposits of $100,000 or more at December 31, 2000, is presented below:

                         December 31, 2000
                         ------------------
                           (In thousands)
3 months or less              $20,435
Over 3 through 6 months        11,784
Over 6 through 12 months       25,141
Over 12 months                  7,376
                           -------------

Total time deposits of
  $100,000 or more            $64,736
                           =============

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At December 31, 2000, time deposits of $100,000 or more represented 16.3% of the Company's total deposits, compared to 16.7% of the Company's total deposits at December 31, 1999.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable increased $641,000, or 59.7%, from $1,074,000 at December 31,
1999, to $1,715,000 at December 31, 2000. The increase was due to the Merger, at which date UB&T had $438,000 in accrued interest payable, and an overall increase in interest rates that were paid on interest-bearing deposits during 2000.

Other Liabilities

     The balance of other liabilities increased $7,721,000, or 1,448.6%, from $533,000 at December 31, 1999, to $8,254,000 at
December 31, 2000, due primarily to an increase in deferred taxes payable of $4,283,000 that resulted from the recording of a $12,598,000 core deposit intangible upon the consummation of the Acquisition, $899,000 in accrued expenses related to the Acquisition, primarily payments due under retention agreements that had not been made at December 31, 2000, and increases in various other accrued expenses.

Selected Financial Ratios

     The following table presents selected financial ratios for each of the last three fiscal years:

                                         Year Ended December 31,
                                        -------------------------
                                        2000(1)    1999   1998(2)
                                        --------  ------- -------
Net income (loss) to:
 Average assets                          (0.61)%    0.68%   0.75%
 Average interest-earning assets         (0.72)     0.77    0.84
 Average stockholder's equity            (6.20)     9.87    9.89
Dividend payout (3) to:
 Net income (loss)                          N/A    17.82   18.69
 Average stockholder's equity              1.36     1.76    1.84
 Average stockholder's equity to:
 Average total assets                      9.86     6.86    7.53
 Average loans (4)                        19.11    13.47   14.44
 Average total deposits                   11.47     7.71    8.31
Average interest-earning assets to:
 Average total assets                     85.29    87.76   88.91
 Average total deposits                   99.23    98.62   98.14
 Average total liabilities                97.86    97.99   97.44
Ratio to total average deposits of:
 Average loans (4)                        60.01    57.20   57.60
 Average noninterest bearing deposits     18.77    18.00   17.63
 Average interest-bearing deposits        81.23    82.00   82.37
Total interest expense to total
 interest income                          43.26    40.89   45.39
Efficiency Ratio (5)                      90.14    66.20   66.31
_________________________
(1) Average balance sheet and income statement items for 2000 include the averages for UB&T from August 12 through December 31, 2000.
(2) Average balance sheet and income statement items for 1998 include the averages for Azle State from September 22 through December 31, 1998.
(3)  Dividends for Common Stock only.
(4)  Before allowance for possible loan losses.
(5) Calculated as noninterest expense less distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures, amortization of intangibles, merger-related expense and net costs (revenues) related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

Liquidity

The Bank
     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $22,610,000 and $19,539,000 during the years ended December 31, 2000 and 1999, respectively. These amounts comprised 5.6% and 5.4% of average total assets during the years ended December 31, 2000 and 1999, respectively. The average level of securities and federal funds sold was $137,303,000 and $133,608,000 during the years ended December 31, 2000 and 1999, respectively. The increases from 1999 to 2000 were primarily due to the Merger.

     A total of $42,692,000 of securities classified as available-for-sale were sold during the year ended December 31, 2000. All but $3,000,000 were sold in conjunction with a restructuring of the Company's securities portfolio subsequent to the Acquisition. In conjunction with the Acquisition, all of the Company's held-to-maturity securities were reclassified to available-for-sale. The Bank did not sell any securities during the year ended December 31, 1999. At December 31, 2000, $5,216,000, or 5.3%, of the
Company's securities portfolio, excluding mortgage-backed securities and collateralized mortgage obligations, matured within one year and $70,282,000, or 71.3%, excluding mortgage-backed securities, and collateralized mortgage obligations matured after one but within five years. The Bank's commercial lending activities are concentrated in loans with maturities of less than five years and with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates. At December 31, 2000, approximately $127,175,000, or 52.4%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $118,546,000, or 57.4 %, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition-Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the years ended December 31, 2000 and 1999, the Company's average deposits were $350,053,000, or 86.0% of average total assets, and $322,520,000, or 89.0% of average total assets, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition-Deposits" above.

The Company

     The Company depends on the Bank for liquidity in the form of cash flow, primarily to meet debt service and dividend requirements and to cover other operating expenses. During the years ended December 31, 2000 and 1999, this cash flow came from three sources: (1) dividends resulting from earnings of the Bank,
(2) current tax liabilities generated by the Bank and
(3) management and service fees for services performed for the Bank. Subsequent to the Acquisition, the Company ceased charging management fees to the Bank.

     The payment of dividends from the Bank is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial in 2000 aggregated $2,900,000; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $2,935,000 during 2000. Dividends paid by the Bank to Independent Financial during 1999 aggregated $1,675,000; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $1,709,000. At December 31, 2000, there were approximately $1,478,000 in dividends available for payment to Independent Financial by the Bank without prior regulatory approval.

     The payment of current tax liabilities generated by the Bank and management and service fees constituted approximately 24.6% and 2.3%, respectively, of the Company's total cash flow during 2000. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $1,096,000 were paid by the Bank to the Company during 2000, compared to a total of $1,912,000 in 1999.

     Prior to the Acquisition, the Bank paid management fees to the Company for services performed. These services included, but were not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $102,000 in management fees to the Company in 2000, compared to $143,000 in 1999. The Company's fees must be reasonable in relation to the management services rendered, and the Bank is prohibited from paying management fees to the Company if the Bank would be undercapitalized after any such distribution or payment.

Capital Resources

     At December 31, 2000, stockholders' equity totaled
$63,320,000, or 13.2% of total assets, compared to $25,356,000, or 7.1% of total assets, at December 31, 1999. The reasons for the increase are the Acquisition and the Merger.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4%, and total capital (Tier 1 and Tier 2 capital) of at least 8%, of net risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity and qualifying guaranteed preferred beneficial interests in the Company's subordinated debentures, reduced by intangible assets, net of the deferred tax liability associated with the core deposit intangible, and any deferred tax asset disallowed for regulatory capital purposes. Tier 2 capital for the Company is comprised of the remainder of guaranteed preferred beneficial interests in the Company's subordinated debentures not qualifying as Tier 1 capital and the qualifying amount of the allowance for possible loan losses.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of 4%, and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at December 31, 2000:

The Company                                           December 31,
                                                          2000
                                                     --------------
                                                     (In thousands)
Tier 1 capital:
 Common stockholders' equity, excluding unrealized
  loss on available-for-sale securities                 $  61,875
 Qualifying guaranteed preferred beneficial interests
  in the Company's Subordinated Debentures (1)              6,341
 Intangible assets, net of deferred tax liability
  associated with the core deposit intangible             (41,652)
 Deferred tax asset disallowed for regulatory
  capital purposes                                         (1,445)
                                                        ---------
   Total Tier 1 capital                                    25,119
                                                        ---------

Tier 2 capital:
 Guaranteed preferred beneficial interests in the
  Company's Subordinated Debentures (1)                     4,563
 Allowance for possible loan losses (2)                     3,325
                                                        ---------
   Total Tier 2 capital                                     7,888
                                                        ---------

    Total capital                                       $  33,007
                                                        =========

Net risk-weighted assets                                 $262,421
                                                       ==========

Adjusted quarterly average assets                        $436,283
                                                       ==========
_______________________________
(1) Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of gross risk-weighted assets.


     The minimum regulatory capital ratios, minimum capital ratios for well capitalized holding companies and the Company's actual capital amounts and ratios at December 31, 2000 and 1999, were as follows:


                                 December 31,   Minimum     Well
                                --------------  Capital   Capitalized
                                 2000    1999    Ratios     Ratios
                                ------- ------  --------  -----------
                                      (Dollars in thousands)

Tier 1 capital                 $ 25,119 $ 24,106
Total capital                    33,007   30,374
Net risk-weighted assets        262,421  199,565
Adjusted quarterly average
 assets                         436,283  353,065
Capital ratios:
 Tier 1 capital to net risk-
  weighted assets                  9.57%   12.08%    4.00%       6.00%
 Total capital to net risk-
  weighted assets                 12.58    15.22     8.00       10.00
 Tier 1 capital to adjusted
  quarterly average assets         5.76     6.83     4.00        5.00

     The minimum regulatory capital ratios, minimum capital ratios for well capitalized banks and the Bank's actual capital ratios at December 31, 2000, were as follows:

                        Regulatory    Minimum Ratio    Actual
                          Minimum       for Well      Ratios at
                         Ratio for     Capitalized  December 31,
                           Banks          Banks         2000
                       ------------   ------------   -----------

Tier 1 capital to net
 risk-weighted assets       4.00%          6.00%        11.48%
Total capital to net
 risk-weighted assets       8.00          10.00         12.75
Tier 1 capital to
 adjusted quarterly
 average assets             4.00           5.00          6.89

     FDICIA requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were "well capitalized" at December 31, 2000.

     The Company's ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Federal Reserve Board.

     The payment of dividends is determined by the Company's board of directors in light of circumstances and conditions then existing, including the earnings of the Company and the Bank, funding requirements and financial condition, applicable loan covenants and applicable laws and regulations. The Company's ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends unless such bank holding company can pay such dividends from current earnings.

     At December 31, 2000, retained earnings of the Bank included approximately $1,478,000 that was available for payment of dividends to the Company without prior approval of regulatory authorities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISKS

     For quantitative and qualitative disclosures about market risk affecting the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures about Market Risk" in Item 7 above, which is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        TABLE OF CONTENTS

                                                             Page

Report of Independent Auditors................................ 43

Report of Independent Accountants............................. 44

Consolidated Balance Sheets as of December 31, 2000 and 1999.. 45

Consolidated Statements of Income (Loss) and Comprehensive
 Income (Loss) for the Period from August 12, 2000, through
 December 31, 2000, the Period from January 1, 2000,
 through August 11, 2000, and the Years ended December 31,
 1999 and 1998................................................ 46

Consolidated Statements of Changes in Stockholder's Equity
 for the Period from August 12, 2000, through December 31,
 2000, the Period from January 1, 2000, through August 11,
 2000, and the Years ended December 31, 1999 and 1998 ........ 47

Consolidated Statements of Cash Flows for the Period from
 August 12, 2000, through December 31, 2000, the Period
 from January 1, 2000, through August 11, 2000, and the
 Years ended December 31, 1999 and 1998....................... 48

Notes to Consolidated Financial Statements.................... 49

Quarterly Data (Unaudited).................................... 67

                 REPORT OF INDEPENDENT AUDITORS





The Stockholder and Board of Directors
Independent Bankshares, Inc.

We have audited the accompanying consolidated balance sheet of Independent Bankshares, Inc., a wholly owned subsidiary of State National Bancshares, Inc., as of December 31, 2000, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholder's equity, and cash flows for the periods of August 12, 2000 through December 31, 2000 (subsequent to acquisition) and January 1, 2000 through August 11, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bankshares, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the periods of August 12, 2000 through December 31, 2000 (subsequent to acquisition) and January 1, 2000 through August 11, 2000, in conformity with accounting principles generally accepted in the United States.


                              /s/ ERNST & YOUNG LLP

Dallas, Texas
March 9, 2001

                REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of Independent Bankshares, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity, and of cash flows for each of the two years in the period ended December 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of Independent Bankshares, Inc. at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Independent Bankshares, Inc. for any period subsequent to December 31, 1999.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Fort Worth, Texas
January 28, 2000

                  INDEPENDENT BANKSHARES, INC.
  A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 2000 AND 1999


                             ASSETS
                                                     Predecessor
                                          2000          1999
                                       -----------   -----------
Assets:
Cash and Cash Equivalents:
 Cash and Due from Banks               $ 34,772,000  $ 22,985,000
 Federal Funds Sold                      26,450,000    15,775,000
                                       ------------  ------------
  Total Cash and Cash Equivalents        61,222,000    38,760,000
                                       ------------  ------------
Securities (Note 4):
  Available-for-sale                    117,207,000    48,387,000
  Held-to-maturity                                0    60,516,000
                                       ------------  ------------
   Total Securities                     117,207,000   108,903,000
                                       ------------  ------------
Loans (Note 5):
 Total Loans                            242,941,000   187,143,000
 Less:
  Unearned Income on Installment Loans      126,000       517,000
  Allowance for Possible Loan Losses      6,898,000     1,833,000
                                       ------------  ------------
   Net Loans                            235,917,000   184,793,000
                                       ------------  ------------
Intangible Assets (Note 6)               46,795,000    10,158,000
Premises and Equipment (Note 7)          12,496,000     9,816,000
Accrued Interest Receivable               4,615,000     3,538,000
Other Real Estate and Other
  Repossessed Assets                        557,000       272,000
Other Assets                              1,666,000     2,022,000
                                       ------------  ------------
        Total Assets                   $480,475,000  $358,262,000
                                       ============  ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 8):
 Noninterest-bearing Demand Deposits   $ 71,223,000  $ 57,441.000
 Interest-bearing Demand Deposits       129,419,000   102,573,000
 Interest-bearing Time Deposits         195,640,000   158,285,000
                                       ------------  ------------
  Total Deposits                        396,282,000   318,299,000
Accrued Interest Payable                  1,715,000     1,074,000
Other Liabilities                         8,254,000       533,000
                                       ------------  ------------
   Total Liabilities                    406,251,000   319,906,000
                                       ------------  ------------
Guaranteed Preferred Beneficial
  Interests in the Company's
   Subordinated Debentures (Note 10)     10,904,000    13,000,000
                                       ------------  ------------

Commitments and Contingent
  Liabilities (Notes 15 and 17)

Stockholders' Equity (Notes 11 and 18):
Common Stock-Par Value $0.25;
 30,000,000 Shares Authorized;
 2,273,647 and 2,333,647 Shares Issued
 at December 31, 2000 and 1999,
 Respectively                               568,000       583,000

Additional Paid-in Capital               62,588,000    15,955,000
Retained Earnings (Deficit)              (1,281,000)    9,972,000
Unrealized Gain (Loss) on Available-
 for-sale Securities (Note 4)             1,445,000      (343,000)
Treasury Stock, 60,000 Shares Held at
 December 31, 1999, at Cost                       0      (669,000)
Unearned Employee Stock Ownership Plan
 Stock                                            0      (142,000)
                                       ------------  ------------
   Total Stockholders' Equity            63,320,000    25,356,000
                                       ------------  ------------
     Total Liabilities and
      Stockholders' Equity             $480,475,000  $358,262,000
                                       ============  ============

                     See accompanying notes.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIOD FROM AUGUST 12, 2000, THROUGH DECEMBER 31, 2000, THE PERIOD
      FROM JANUARY 1, 2000, THROUGH AUGUST 11, 2000, AND THE YEARS ENDED
                      DECEMBER 31, 1999 and 1998

                                                                        Predecessor
                                                         -----------------------------------------
                                      August 12, 2000,   January 1, 2000,  Year Ended December 31
                                           Through           Through      -----------------------
                                      December 31, 2000  August 11, 2000     1999         1998
                                      ----------------    --------------  ----------   -----------
Interest Income:
 Interest and Fees on Loans (Note 5)      $  9,565,000       $10,746,000  $17,027,000  $14,150,000
 Interest on Securities                      2,889,000         3,705,000    5,847,000    4,425,000
 Interest on Federal Funds Sold                862,000           822,000    1,332,000    1,859,000
                                         -------------      ------------  -----------  -----------
  Total Interest Income                     13,316,000        15,273,000   24,206,000   20,434,000
                                         -------------      ------------  -----------  -----------
Interest Expense:
 Interest on Deposits                        6,012,000         6,355,000    9,898,000    9,268,000
 Interest on Note Payable                            0                 0            0        8,000
                                         -------------      ------------  -----------  -----------
  Total Interest Expense                     6,012,000         6,355,000    9,898,000    9,276,000
                                         -------------      ------------  -----------  -----------
   Net Interest Income                       7,304,000         8,918,000   14,308,000   11,158,000
Provision for Loan Losses (Note 5)             578,000         1,660,000      445,000      570,000
                                         -------------      ------------  -----------  -----------
    Net Interest Income After Provision
     for Loan Losses                         6,726,000         7,258,000   13,863,000   10,588,000
                                         -------------      ------------  -----------  -----------
Noninterest Income:
 Service Charges                             1,299,000         1,621,000    2,842,000    2,227,000
 Trust Fees                                    118,000           140,000      208,000      199,000
 Other Income                                   71,000           142,000      217,000      365,000
                                         -------------      ------------  -----------  -----------
Total Noninterest Income                     1,488,000         1,903,000    3,267,000    2,791,000
                                         -------------      ------------  -----------  -----------
Noninterest Expenses:
 Salaries and Employee Benefits              3,296,000         3,869,000    6,046,000    4,752,000
 Amortization of Intangible Assets           1,593,000           413,000      673,000      339,000
 Merger-related Expense                              0         1,970,000            0            0
 Net Occupancy Expense                         758,000           914,000    1,433,000    1,099,000
 Equipment Expense                             463,000           809,000    1,103,000      887,000
 Professional Fees                             701,000           416,000      436,000      305,000
 Distributions on Guaranteed Preferred
 Beneficial Interests in the
 Company's Subordinated Debentures
  (Note 10)                                    434,000           678,000    1,105,000      304,000
 Stationery, Printing and Supplies
  Expense                                      187,000           360,000      574,000      442,000
 Net Costs (Revenues) Applicable to
 Other Real Estate and Other
  Repossessed Assets                           (23,000)           29,000       91,000      106,000
 Other Expenses                              1,276,000         1,512,000    2,043,000    1,764,000
                                          ------------      ------------  -----------  -----------
   Total Noninterest Expenses                8,685,000        10,970,000   13,504,000    9,998,000
                                          ------------      ------------  -----------  -----------
     Income (Loss) Before Federal Income
      Taxes                                   (471,000)       (1,809,000)   3,626,000    3,381,000
Federal Income Tax Expense (Note 9)            110,000            99,000    1,174,000    1,193,000
                                          ------------      ------------  -----------  -----------
      Net Income (Loss)                       (581,000)       (1,908,000)   2,452,000    2,188,000
Other Comprehensive Income, Net of
  Tax:
 Unrealized Holding Gains (Losses) on
 Available-for-sale Securities               1,445,000           150,000     (504,000)     130,000
 Arising During the Period                ------------      ------------  -----------  -----------
       Comprehensive Income (Loss)        $    864,000      $ (1,758,000) $ 1,948,000  $ 2,318,000
                                          ============      ============  ===========  ===========
Preferred Stock Dividends (Note 11)                         $          0  $    20,000  $    22,000
                                                            ============  ===========  ===========
Net Income (Loss) Available to Common
 Stockholders                                               $ (1,908,000) $ 2,432,000  $ 2,166,000
                                                            ============  ===========  ===========
Basic Earnings (Loss) Per Common Share
 Available to Common Stockholders
 (Note 12)                                                  $      (0.84) $      1.12  $      1.07
                                                            ============  ===========  ===========
Diluted Earnings (Loss) Per Common
 Share Available to Common
 Stockholders (Note 12)                                     $      (0.84) $      1.08  $      1.02
                                                            ============  ===========  ===========


                             See accompanying notes.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM AUGUST 12, 2000, THROUGH DECEMBER 31, 2000, THE PERIOD FROM
 JANUARY 1, 2000, THROUGH AUGUST 11, 2000, AND THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                          Series C Preferred
                                 Stock              Common Stock         Additional
                           -----------------    ----------------------     Paid-in
                            Shares    Amount      Shares     Amount        Capital
                           --------  --------   -----------  --------- --------------
Balances-
January 1, 1998
 Net Income                   5,590   $56,000     1,975,263   $494,000    $13,921,000

 Adjustment to
  Unrealized Gain
  on Available-for-
  sale Securities,
  Net of Tax of
  $67,000 (Note 4)
 Cash Dividends
  ($0.20 Per Share)
 Sale of Stock in
  Secondary Offering
  (Note 11)                                         230,000     57,000      2,010,000
 Principal Payments
  on Loan to ESOP for
  Stock Purchase-Earned
  Stock (Note 11)
 Conversion of Series
  C Preferred Stock
  (Note 11)                    (524)   (5,000)       12,033      3,000          2,000
                             ------   -------     ---------   --------    -----------
Balance-December 31, 1998     5,066    51,000     2,217,296    554,000     15,933,000
 Net Income
 Adjustment to
  Unrealized Loss on
  Available-for-sale
  Securities, Net of
  Tax of $260,000 (Note 4)
 Cash Dividends
  ($0.20 Per Share)
 Principal Payments
  on Loan to ESOP for
  Stock Purchase-Earned
  Stock (Note 11)
 Conversion of
  Series C Preferred
  Stock (Note 11)            (5,066)  (51,000)      116,351     29,000         22,000
 Purchase of Treasury
  Stock (Note 11)
                             ------  --------     ---------   --------    -----------
Balances-December 31,
 1999                             0         0     2,333,647    583,000     15,955,000

 Net Loss, January 1
  to August 11

 Adjustment to
  Unrealized Loss on
  Available-for-sale
  Securities, Net of
  Tax of $77,000 (Note 4)
 Cash Dividends
  ($0.12 Per Share)
 Principal Payments on
  Loan to ESOP for
  Stock Purchase-Earned
  Stock (Note 11)
                             ------  --------     ---------   --------    -----------

Balances-August 11, 2000
 (Predecessor)                    0         0     2,333,647    583,000     15,955,000

 Purchase Accounting
  Adjustments (Note 2)                                                     30,258,000
 Retirement of Treasury
  Stock                                             (60,000)   (15,000)      (654,000)

 Net Loss, August 12 to
  December 31
 Adjustment to
  Unrealized Gain on
  Available-for-sale
  Securities, Net of
  Tax of $744,000
  (Note 4)
 Cash Dividends
 Merger of United Bank
  & Trust, Abilene with
  and into First State
  Bank, N.A. (Note 3)                                                      17,029,000
                             ------  --------     ---------   --------    -----------

Balances-December 31,
 2000                             0  $      0     2,273,647   $568,000    $62,588,000
                             ======  ========     =========   ========    ===========



                                        Unrealized                         Unearned
                                        Gain(Loss)                          Employee Stock
                           Retained     Available      Treasury Stock      Ownership Plan Stock
                           Earnings     For-Sale    --------------------  --------------------
                           (Deficit)    Securities   Shares    Amount      Shares     Amount
                         ------------  -----------  --------  ----------  --------- ----------
Balances-
January 1, 1998           $ 6,218,000   $   31,000         0   $       0   (16,961)  $(193,000)
 Net Income                 2,188,000

 Adjustment to
  Unrealized Gain on
  Available-for-sale
  Securities, Net of
  Tax of $67,000 (Note 4)                  130,000
 Cash Dividends
  ($0.20 Per Share)          (431,000)
  Sale of Stock in
  Secondary Offering
  (Note 11)
 Principal Payments on
  Loan to ESOP for Stock
  Purchase-Earned Stock
  (Note 11)                                                                  2,122      24,000
 Conversion of Series
   C Preferred Stock
   (Note 11)              -----------   ----------   -------   ---------   -------   ---------
Balance-December 31, 1998   7,975,000      161,000         0           0   (14,839)   (169,000)
 Net Income                 2,452,000
 Adjustment to
  Unrealized Loss on
  Available-for-sale
  Securities, Net of
  Tax of $260,000 (Note 4)                (504,000)
 Cash Dividends
  ($0.20 Per Share)          (455,000)
 Principal Payments
  on Loan to ESOP for
  Stock Purchase-Earned
  Stock (Note 11)                                                            2,369      27,000
 Conversion of
  Series C Preferred
  Stock (Note 11)
 Purchase of Treasury
  Stock (Note 11)                                    (60,000)   (669,000)
                          -----------   ----------   -------   ---------   -------   ---------
Balances-December 31,
 1999                       9,972,000     (343,000)  (60,000)   (669,000)  (12,470)   (142,000)

 Net Loss, January 1 to
  August 11                (1,908,000)
 Adjustment to
  Unrealized Loss on
  Available-for-sale
  Securities, Net of
  Tax of $77,000 (Note 4)                  150,000
 Cash Dividend ($0.12 Per
  Share)                     (273,000)
 Principal Payments on
  Loan to ESOP for Stock
  Purchase-Earned
  Stock (Note 11)                                                           12,470     142,000
                          -----------   ----------   -------   ---------   -------   ---------

Balances-August 11, 2000
 (Predecessor)              7,791,000     (193,000)  (60,000)   (669,000)        0           0

 Purchase
  Accounting Adjustments
  (Note 2)                 (7,791,000)     193,000
 Retirement of
  Treasury Stock                                      60,000     669,000
 Net Loss, August 12 to
  December 31                (581,000)
 Adjustment to
  Unrealized Gain on
  Available-for-sale
  Securities, Net of
  Tax of $744,000 (Note 4)               1,445,000
 Cash Dividends              (700,000)
 Merger of United Bank &
  Trust, Abilene with
  and into First State
  Bank, N.A.(Note 3)
                          -----------   ----------   -------   ---------   -------   ---------

Balances-December 31,
 2000                     $(1,281,000)  $1,445,000         0   $       0         0   $       0
                          ===========   ==========   =======   =========   =======   =========


                             See accompanying notes.

                      INDEPENDENT BANKSHARES, INC.
      A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM AUGUST 12,
    2000, THROUGH DECEMBER 31, 2000, THE PERIOD FROM JANUARY 1, 2000,
                    THROUGH AUGUST 11, 2000, AND THE
                 YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                       Predecessor
                                 August 12,   --------------------------------------------
                                   2000         January 1,
                                  Through      2000, Through     Year Ended December 31,
                                December 31,    August 11,     ---------------------------
                                    2000           2000            1999           1998
                                ------------   -------------  -------------  -------------
Cash Flows from Operating
 Activities:
  Net Income (Loss)               $ (581,000)   $ (1,908,000)   $ 2,452,000    $ 2,188,000
 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
  Provided by Operating
   Activities:
    Deferred Federal Income Tax
    Expense (Benefit)                108,000        (817,000)       260,000        488,000
    Depreciation and Amortization
                                   1,986,000         864,000      1,424,000        962,000
    Provision for Loan Losses        578,000       1,660,000        445,000        570,000
    Gains on Sales of Securities     (36,000)              0              0              0
    Gain on Sales of Premises and
     Equipment                       (40,000)              0         (1,000)             0
    Gains on Sales of Other Real
     Estate and Other Repossessed
     Assets                                0               0         (1,000)       (12,000)
    Writedown of Other Real Estate
     and Other Repossessed Assets      2,000           4,000          6,000          3,000

    Decrease (Increase) in Accrued
     Interest Receivable            (138,000)          6,000       (284,000)      (190,000)
    Decrease (Increase) in Other
     Assets                        1,085,000       1,180,000        224,000       (698,000)
    Increase (Decrease) in Accrued
     Interest Payable                 96,000          99,000        (89,000)       (92,000)
    Increase in Other
     Liabilities                   1,468,000       1,227,000         88,000         84,000
                                 ------------  -------------   ------------   ------------
       Net Cash Provided by
         Operating Activities      4,528,000       2,315,000      4,524,000      3,303,000
                                ------------  --------------   ------------   ------------

Cash Flows from Investing
 Activities:
    Proceeds from Maturities of
     Available-for-sale Securities 6,025,000      12,200,000      6,768,000     15,766,000
    Proceeds from Maturities of
     Held-to-maturity Securities           0       4,724,000     34,031,000     36,745,000
    Proceeds from Sales of
     Available-for-sale
     Securities                   39,692,000       3,000,000              0              0
    Purchases of Available-for-
     sale Securities             (41,144,000)     (4,891,000)   (25,663,000)   (19,489,000)
    Purchases of Held-to-maturity
     Securities                            0      (5,836,000)   (29,918,000)   (22,627,000)
    Net Decrease (Increase) in
     Loans                         6,316,000       3,167,000     (3,027,000)      (254,000)
    Proceeds from Sales of
     Premises and Equipment                0               0          1,000              0
    Additions to Premises and
      Equipment                     (420,000)        (82,000)      (273,000)      (651,000)
    Proceeds from Sales of Other
    Real Estate and Other
     Repossessed Assets              104,000         356,000      1,210,000      1,551,000
    Net Cash and Cash Equivalents
     Received (Paid) in
     Merger/Acquisition            9,344,000               0              0    (10,133,000)
                                ------------    ------------  -------------  -------------

      Net Cash Provided by
       (Used in) Investing
       Activities                 19,917,000      12,638,000    (16,871,000)       908,000
                                ------------   -------------  -------------  -------------
Cash Flows from Financing
   Activities:
    Net Increase (Decrease) in
     Deposits                     (9,001,000)     (6,962,000)   (12,505,000)     7,048,000
    Proceeds from Notes Payable            0               0              0      4,300,000
    Repayment of Notes Payable             0               0         (1,000)    (4,356,000)
    Net Proceeds from Issuance of
     Equity Securities                     0               0              0      2,067,000
    Net Proceeds from Issuance of
     Guaranteed Preferred
     Beneficial Interests in the
     Company's Subordinated
     Debentures                            0               0              0     12,480,000
   Payment of Cash Dividends        (700,000)       (273,000)      (455,000)      (431,000)
   Purchase of Treasury Stock              0               0       (669,000)             0
                                ------------    ------------  -------------  -------------
     Net Cash Provided by
      (Used in)
      Financing Activities        (9,701,000)     (7,235,000)   (13,630,000)    21,108,000
                                ------------    ------------  -------------  -------------

Net Increase (Decrease) in
 Cash and Cash Equivalents        14,744,000       7,718,000    (25,977,000)    25,319,000
 Cash and Cash Equivalents at
 Beginning of Period              46,478,000      38,760,000     64,737,000     39,418,000
                                ------------    ------------  -------------  -------------
Cash and Cash Equivalents at
  End of Period                  $61,222,000    $ 46,478,000  $  38,760,000    $64,737,000
                                ============    ============  =============   ============


                             See accompanying notes.

                  INDEPENDENT BANKSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999 AND 1998


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Independent Bankshares, Inc., a Texas corporation (the "Company"), is a bank holding company headquartered in Abilene, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas ("State National"). At December 31, 2000, the Company owned all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owned through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of State National Bank of West Texas, Abilene, Texas (the "Bank"). At December 31, 2000, the Bank operated full-service banking locations in the Texas cities of Abilene (five locations), Azle (two locations), Bangs, Lubbock, Odessa
(four locations), San Angelo, Stamford, Trent and Winters.

     The Company's primary activities are to assist the Bank in the management and coordination of its financial resources. The Bank operates under the day-to-day management of its own officers and board of directors and formulates its own policies with respect to banking matters.

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

     Consumer Services. The Bank also provides a wide range of consumer banking services, including checking, savings and money market accounts, savings programs and installment and personal loans. The Bank makes automobile and other installment loans directly to customers, as well as indirectly through automobile dealers. The Bank makes home improvement, home equity and real estate loans and provides safe deposit services. As a result of sharing arrangements with the Pulse automated teller machine system network, the Bank provides 24-hour routine banking services through automated teller machines ("ATMs"). The Pulse network provides ATM accessibility throughout the United States. The Bank also offers investment services and banking by phone or personal computer.

     Trust Services. The Bank provides trust and agency services to individuals, partnerships and corporations from its offices in Abilene, Lubbock and Odessa. The trust division also provides investment management, administration and advisory services for agency and trust accounts, and acts as trustee for pension and profit sharing plans.

     Investment Services. The Bank provides investment services, including purchases and sales of various investments, and management of such investments, for its customers.

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company, Independent Capital, Independent Financial and the Bank. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Statements of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Securities

     Management determines the appropriate classification of securities at the time of purchase. If the securities are purchased with the positive intent and the ability to hold the securities until maturity, they are classified as held-to-maturity and carried at historical cost, adjusted for amortization of premiums and accretion of fees and discounts using a method that approximates the interest method. Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value. Unrealized gains and losses, net of taxes, related to securities available-for-sale are recorded as a separate component of stockholder's equity. The Company had no securities classified as held-to-maturity or trading as of December 31, 2000, and no securities classified as trading as of December 31, 1999. The cost of securities sold is based on the specific identification method.

Loans

     Loans are stated at the principal amount outstanding. Interest on the various types of commercial, real estate and other loans is accrued daily based on the principal balances outstanding. Income on installment loans is recognized using this method or other methods under which income approximates the effective interest method.

     The recognition of income on a loan is discontinued, and previously accrued interest is reversed, when interest or principal payments become ninety (90) days past due unless, in the opinion of management, the outstanding interest remains collectible. Interest is subsequently recognized only as received until the loan is returned to accrual status.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral.

Allowance for Possible Loan Losses

     The allowance for possible loan losses (the "allowance")
is increased by provision for loan losses and decreased by
charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current economic conditions. The allowance is comprised of three elements which include:  (1)
allowances established on specific loans, (2) allowances based on loss experience and trends in pools or loans with similar characteristics, and (3) unallocated allowances based on general economic conditions and other internal and external risk factors in the Company's individual markets. The total allowance includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards No.
114 "Accounting by Creditors for Impairment of a Loan" ("FAS
114") and activity related to other allowances determined in accordance with Statement of Financial Accounting Standards "Accounting for Contingencies" ("FAS 5").

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is computed primarily on the straight-line method over the estimated useful lives of five (5) to forty (40) years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the period.

Intangible Assets

     A core deposit intangible resulting from the acquisition of the Company is being amortized on an accelerated method over a ten (10) year period. Goodwill resulting from the acquisition of the Company is being amortized on the straight-line method over a twenty (20) year period.

     All intangible assets are evaluated periodically to determine recoverability of their carrying value when economic conditions indicate impairment may exist. These conditions would include an ongoing negative performance history and a forecast of anticipated performance that is significantly below management's initial expectation for the acquired entity. Impairment would be determined based upon the estimated discounted cash flows of the entity acquired over the remaining amortization period, compared to the remaining intangible balance. As of December 31, 2000, management believes that no impairment of intangible assets had occurred.

Federal Income Taxes

     The Company uses the liability method of accounting for deferred income taxes as required by the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("FAS 109"). Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Other Real Estate and Other Repossessed Assets

     Other real estate and other repossessed assets consist principally of real estate properties and automobiles acquired by the Company through foreclosure. Such assets are carried at the lower of cost (generally the outstanding loan balance) or estimated fair value, net of estimated costs of disposal, if any. If the estimated fair value of the collateral securing the loan is less than the amount outstanding on the loan at the time the assets are acquired, the difference is charged against the allowance for possible loan losses. Subsequent declines in estimated fair value, if any, are charged to noninterest expense.

Advertising Costs

     Advertising costs are expensed as incurred. The total amounts charged to advertising expense for the years ended
December 31, 2000, 1999 and 1998 were approximately $278,000,
$137,000 and $93,000, respectively.

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company currently owns no derivative financial instruments subject to FAS 133 and does not engage in hedging activities. As a result, the Company has determined that adoption of FAS 133 on January 1, 2001, will not have a material effect on the Company's consolidated financial position or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: ACQUISITION OF THE COMPANY

     On March 1, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with State National for a cash acquisition of the Company by State National (the "Acquisition"). The Company and State National consummated the Acquisition at the close of business August 11, 2000. Pursuant to the terms of the Merger Agreement, each share of common stock of the Company was exchanged for $20.0165 in cash. Upon conclusion of the Acquisition, State National became the sole shareholder of the Company, owning all 2,273,647 outstanding shares of the Company's common stock. In connection with the Acquisition, State National agreed to assume and guarantee the outstanding Trust Preferred Securities issued by Independent Capital, a Delaware business trust controlled by the Company.

     State National accounted for its acquisition of the Company as a purchase business combination and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of the Company subsequent to August 11, 2000. The consolidated financial statements of the Company for the periods ended before August 12, 2000 (predecessor), were prepared using the Company's historical basis of accounting. The comparability of operating results for these periods and the periods encompassing push down accounting is affected by the purchase accounting adjustments, including the amortization of goodwill (straight-line method) and core deposit intangibles (accelerated method) over a period of 20 and 10 years, respectively.

     The purchase price, including costs incurred by State National directly associated with the Acquisition, were preliminarily allocated to net assets acquired. Final allocation has been obtained and the purchase allocations finalized at December 31, 2000. The following table summarizes the preliminary changes made to the accounts of the Company as of August 11, 2000, as a result of applying push down accounting:

                            Balance at    Push Down
                             Date of     Accounting    Adjusted
                           Acquisition   Adjustments   Balance
                           -----------   -----------  ---------
                                      (In thousands)
  Investment securities      $ 99,906     $ (1,494)  $  98,412
  Loans, net of unearned
    income                    183,082       (1,169)    181,913
  Allowance for possible
    loan losses                (3,343)      (3,028)     (6,371)
  Goodwill and core
    deposit intangibles         9,746       30,099      39,845
  Premises and equipment        9,446         (492)      8,954
  Other assets                  1,659         (126)      1,533
  Total assets                350,735       23,790     374,525

  Other liabilities          $  1,760     $  3,233    $  4,993
  Trust Preferred              13,000       (2,103)     10,897
  Securities
  Stockholder's equity         23,465       22,660      46,125
  Total liabilities and
  stockholder's equity        350,735       23,790     374,525

NOTE 3:  BANK MERGER

     During November 2000, State National contributed to the Company its ownership of United Bank & Trust, Abilene, Texas ("UB&T"). UB&T was merged with and into First State Bank, National Association, Abilene, Texas ("First State"), a subsidiary of the Company at that time. At the time of the merger, the name of the resulting bank was changed to State National Bank of West Texas, Abilene, Texas.

     At November 9, 2000, UB&T had total assets of $112,076,000, loans, net of allowance for possible loan losses, of $64,567,000, total deposits of $92,920,000 and total stockholder's equity of $17,029,000. In addition, UB&T had unamortized intangible assets at November 9, 2000, of $8,460,000.

     UB&T's net interest income for the period from August 12 to November 9, 2000, was $1,087,000, and its net income for the same period was $23,000. The operations of UB&T have been included in those of the Company from August 12, 2000.

NOTE 4:  SECURITIES

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2000 and 1999, were as follows:


                                                           2000
                                    ---------------------------------------------------
                                                    Gross        Gross
                                     Amortized   Unrealized   Unrealized  Estimated Fair
                                       Cost         Gains       Losses        Value
                                   ------------  ----------   ----------  -------------
U.S. Treasury securities and
 obligations of U.S. Government
 agencies and corporations         $ 85,821,000  $1,901,000   $  (44,000)  $ 87,678,000
Mortgage-backed securities and
 collateralized mortgage
 obligations                         18,331,000     372,000      (84,000)    18,619,000
Obligations of states and
 political subdivisions               8,290,000      55,000      (11,000)     8,334,000
Other securities                      2,576,000           0            0      2,576,000
                                   ------------ -----------  -----------   ------------

  Total available-for-sale
   securities                      $115,018,000  $2,328,000   $ (139,000)  $117,207,000
                                   ============ ===========  ===========   ============
                                                           1999
                                   ----------------------------------------------------
                                                    Gross        Gross
                                     Amortized   Unrealized   Unrealized  Estimated Fair
                                       Cost         Gains       Losses        Value
                                    ----------   -----------  ----------  -------------
U.S. Treasury securities and
 obligations of U.S. Government
 agencies and corporations         $46,227,000   $    5,000   $  478,000    $45,754,000
Mortgage-backed securities and
 collateralized mortgage
 obligations                         1,648,000        1,000       35,000      1,614,000
Other securities                     1,019,000            0            0      1,019,000
                                   -----------   ----------   ---------- --------------

   Total available-for-sale
    securities                     $48,894,000   $    6,000  $   513,000    $48,387,000
                                   ===========   ==========  ===========    ===========

     There were no held-to-maturity securities at December 31, 2000, as they were reclassified to available-for-sale in conjunction with the Acquisition. The amortized cost and estimated fair value of held-to-maturity securities at December 31, 1999, were as follows:

                                                           1999
                                    ---------------------------------------------------
                                                    Gross        Gross
                                     Amortized   Unrealized   Unrealized  Estimated Fair
                                       Cost         Gains       Losses        Value
                                   ------------  ----------   ----------  -------------
U.S. Treasury securities and
 obligations of U.S. Government
 agencies and corporations           $45,244,000 $         0   $1,014,000    $44,230,000
Obligations of states and
 political subdivisions                9,103,000           0      205,000      8,898,000
Mortgage-backed securities and
 collateralized mortgage
 obligations                           6,169,000           0       76,000      6,093,000
                                     ----------- -----------   ----------    -----------

   Total held-to-maturity
    securities                       $60,516,000 $         0   $1,295,000    $59,221,000
                                     =========== ===========   ==========    ===========


     The amortized cost and estimated fair value of securities at December 31, 2000, by contractual maturity, are shown below.
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


   Available-for-sale      Amortized   Estimated Fair
       Securities            Cost          Value
- -----------------------   ------------  -------------
Due in one year or less   $  5,198,000   $  5,216,000
Due after one year
 through five years         69,098,000     70,282,000
Due after five years
 through ten years          19,695,000     20,389,000
Due after ten years          2,696,000      2,701,000
                          ------------   ------------
                            96,687,000     98,588,000
Mortgage-backed
 securities and
 collateralized mortgage
 obligations                18,331,000     18,619,000
                          ------------   ------------

Total available-for-sale
 securities               $115,018,000   $117,207,000
                          ============   ============

     At December 31, 2000, securities with an amortized cost and estimated fair value of $58,591,000 and $59,576,000, respectively, were pledged as collateral for public and trust fund deposits and for other purposes required or permitted by law. At December 31, 1999, the amortized cost and estimated fair value of pledged securities were $21,802,000 and $21,647,000, respectively.

     Available-for-sale securities aggregating $3,000,000 were sold immediately prior to maturity during the first six months of 2000. Available-for-sale securities aggregating $39,692,000 were sold immediately after the Acquisition, and a similar amount of available-for-sale securities were then purchased to reposition the Company's securities portfolio. During 1999 and 1998, the Company did not sell any securities prior to maturity.

NOTE 5:  LOANS

     The composition of loans at December 31, 2000 and 1999, was as follows:

                             2000             1999
                        ---------------   -------------

Real estate loans         $103,711,000     $ 72,268,000
Commercial loans            84,832,000       55,270,000
Loans to individuals        36,535,000       46,748,000
Other loans                 17,863,000       12,857,000
                          ------------     ------------
  Total loans              242,941,000      187,143,000
Less unearned income           126,000          517,000
                          ------------     ------------

Total loans, net of
 unearned income          $242,815,000     $186,626,000
                          ============     ============

     Nonperforming assets at December 31, 2000 and 1999, were as follows:

                              2000          1999
                           ----------   ------------

Nonaccrual loans            $3,087,000       $236,000
Accruing loans past due
 over ninety days            1,009,000        203,000
Restructured loans             119,000        186,000
Other real estate and
other repossessed assets       557,000        272,000
                            ----------       --------

  Total nonperforming
   assets                   $4,772,000       $897,000
                            ==========       ========

     At December 31, 2000, and 1999, loans identified as being impaired consisted of loans placed on nonaccrual status.

     At December 31, 2000, and 1999, the recorded investment in loans that are considered to be impaired under FAS 114 was approximately $9,594,000 and $236,000, respectively. Included in these amounts at December 31, 2000, and 1999, was approximately $4,639,000 and $24,000, respectively, of impaired loans for which the related specific reserve for loan losses was approximately $3,021,000 and $21,000, respectively. Impaired loans of $2,964,000 and $212,000 at December 31, 2000, and 1999,
respectively, did not have a specific reserve for loan losses.

     The amount of interest income that would have been recorded on impaired loans for the period from August 12, 2000 to December 31, 2000, the period from January 1, 2000, to August 11, 2000, and for the years ended December 31, 1999 and 1998, based on the loans' original terms was $88,000, $12,000, $23,000 and $12,000, respectively. A total of $0, $16,000, $2,000 and $1,000 in interest on impaired loans was actually collected and recorded as income during the period from August 12, 2000, to December 31, 2000, the period from January 1, 2000, to August 11, 2000, and for the years ended December 31, 1999 and 1998, respectively.

     A summary of the activity in the allowance for possible loan losses for the period from August 12, 2000, to December 31, 2000, the period from January 1, 2000, to August 11, 2000, and for the years ended December 31, 1999 and 1998, is as follows:


                                  August 12,  January 1,   Years Ended December 31,
                                   2000, to    2000 to     -----------------------
                                   December   August 11,
                                   31, 2000      2000         1999         1998
                                  ----------  ----------   ----------  ------------
Balance at beginning of period    $ 6,371,000  $1,833,000  $1,842,000     $1,173,000
Provision for loan losses             578,000   1,660,000     445,000        570,000
Loans charged off                  (1,639,000)   (230,000)   (697,000)      (729,000)
Recoveries of loans charged off        26,000      80,000     243,000        102,000
Purchase accounting adjustment              0   3,028,000           0              0
Bank acquisition/merger             1,562,000           0           0        726,000
                                  -----------  ----------  ----------     ----------

  Balance at end of period        $ 6,898,000  $6,371,000  $1,833,000     $1,842,000
                                  ===========  ==========  ==========     ==========


     The increase in the allowance of $3,028,000 related to the purchase accounting adjustments is due primarily to five borrowing relationships with whom predecessor management had intended to continue to work and extend or renew the loans as necessary. Predecessor management believed that the net carrying amount, after considering specific reserves, was adequate to reflect the estimated carrying amount of the loans. Successor management has determined that they will no longer maintain a relationship with these borrowers, has informed the borrowers that the borrowers will have to pay off their respective loans with the Company and, if necessary, liquidate the collateral supporting the loans within no later than one year of the Acquisition date. The Company has also offered a reduction in principal to one borrower to provide an incentive for the borrower to move its loan relationship. As these loans are collateral dependent, the estimated losses on these loans are primarily due to estimated collateral liquidation value shortfalls. Overall, successor management has determined that the intended method of ultimate recovery on loans from these five borrowing relationships is demonstrably different from the plans that served as the basis for predecessor management estimation of recovery on such loans. The portion of the allowance will only be used for the specific relationships[?]. As these loans are collected, any excess allowance, if any, will be adjusted against goodwill.

NOTE 6:  INTANGIBLE ASSETS

     The following is a summary of intangible assets at December
     31, 2000 and 1999:

                       2000         1999
                   -----------  -------------

Goodwill            $32,692,000  $  8,539,000
Core deposit
 intangible          16,961,000     2,895,000
                    -----------  ------------
                     49,653,000    11,434,000
Less accumulated
 amortization         2,858,000     1,276,000
                    -----------  ------------

Net intangible
  assets            $46,795,000   $10,158,000
                    ===========   ===========

NOTE 7:  PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at December 31, 2000 and 1999:

                              2000          1999
                          ------------  ------------

Land                       $ 2,653,000  $  1,684,000
Buildings and
  improvements              12,278,000     9,242,000
Furniture and equipment      2,414,000     2,135,000
                           -----------  ------------
                            17,345,000    13,061,000
Less accumulated
  depreciation               4,849,000     3,245,000
                           -----------  ------------

Net premises and
  equipment                $12,496,000  $  9,816,000
                           ===========  ============

NOTE 8:  DEPOSITS

     At December 31, 2000, the scheduled maturities of interest-bearing time deposits was as follows:

                                 Interest-bearing
                                   Time Deposits
                                ------------------

       2001                          $167,451,000
       2002                            19,662,000
       2003                             5,144,000
       2004                               915,000
       2005                             2,427,000
       Thereafter                          41,000
                                     ------------

        Total interest-
         bearing time deposits       $195,640,000
                                     ============


     At December 31, 2000 and 1999, interest-bearing time deposits of $100,000 or more were $64,736,000 and $53,232,000, respectively.

NOTE 9:  FEDERAL INCOME TAXES

     The Company's deferred tax benefit for 2000 was $709,000.
The Company's deferred tax provision for 1999 and 1998 totaled
$260,000 and $488,000, respectively.

     Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999, were as follows:

                                    2000          1999
                                ------------  -----------
Deferred tax assets:
 Allowance for possible loan
  losses                        $ 2,293,000      $200,000
 Net unrealized loss on
  available-for-sale securities     744,000       177,000
 Investment securities              351,000             0
 Retirement plan                    279,000       255,000
 Net operating loss
  carryforwards                     143,000       197,000
 Employee retention agreement        72,000             0
 Other real estate and other
  repossessed assets                 17,000        15,000
 Tax credit carryforward                  0        48,000
 Other                              625,000             0
                               ------------      --------
   Total gross deferred tax
    assets                        4,524,000       892,000
   Less valuation allowance for
    deferred tax assets             (40,000)      (94,000)
                               ------------      --------
Net deferred tax assets           4,484,000       798,000
                               ------------      --------
Deferred tax liabilities:
 Core deposit intangible         (5,143,000)            0
 Trust Preferred Securitie         (712,000)            0
 Depreciation and amortization     (213,000)     (269,000)
 Other, net                        (125,000)      (21,000)
                               ------------      --------
Total gross deferred tax
  liabilities                    (6,193,000)     (290,000)
                               ------------      --------

Net deferred tax asset
 (liability)                    $(1,709,000)     $508,000
                               ============      ========

     Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance on deferred tax assets if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance was $40,000 and $94,000 at December 31, 2000 and 1999, respectively. Management believes that it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax asset less the related valuation allowance.

     At December 31, 2000, the Company had available net operating loss carryforwards of approximately $422,000 acquired as part of prior acquisitions. These net operating loss carryforwards, if not used, expire between 2003 and 2010.

     The comprehensive provisions for federal income taxes for the periods from August 12, 2000, through December 31, 2000, from
January 1, 2000, through August 11, 2000, and for the years ended
December 31, 1999 and 1998, were as follows:


     The comprehensive provisions for federal income taxes for the periods from August 12, 2000, through December 31, 2000, from January 1, 2000, through August
11, 2000, and for the years ended December 31, 1999 and 1998, were as follows:


                             August 12,     January 1,
                            2000 through   2000 through    Year Ended December 31,
                            December 31,    August 11,    ------------------------
                                2000           2000          1999         1998
                           -------------   ------------   ----------   -----------
Current tax provision          $  2,000      $ 916,000     $ 914,000    $  705,000

Deferred tax provision
 (benefit)                      108,000       (817,000)      260,000       488,000
                               --------      ---------     ---------   -----------
Provision for tax expense
 charged to results of
 operations                     110,000         99,000     1,174,000     1,193,000
Tax provision (benefit) on
 adjustment to unrealized
 gain/loss on available-
 for-sale securities            744,000         77,000      (260,000)       67,000
                               --------       --------    ----------    ----------

  Comprehensive provision
   for federal income taxes    $854,000       $176,000    $  914,000    $1,260,000
                               ========       ========    ==========    ==========



     The following is a reconciliation of the difference between income tax expense as reported and the amount of expense (benefit) computed by applying the statutory income tax rate to income (loss) before income taxes:


                             August 12,     January 1,     Year Ended December 31,
                            2000 through   2000 through   ------------------------
                            December 31,    August 11,
                                2000           2000          1999         1998
                           -------------   -------------  ---------    -----------
Income (loss) before
income taxes                  $(471,000)   $(1,809,000)  $3,626,000     $3,381,000
Statutory rate                       34%            34%          34%            34%
                              ---------    -----------   ----------     ----------
Income tax expense
 (benefit) at statutory
 rate                          (160,000)      (615,000)   1,233,000      1,150,000
Amortization of goodwill        224,000        130,000      212,000         99,000
Tax-exempt income               (40,000)      (113,000)    (187,000)       (61,000)
Nondeductible acquisition
 expenses                             0        717,000       24,000         17,000
Other                            86,000        (20,000)    (108,000)       (12,000)
                             ----------    -----------   ----------     ----------

  Income tax expense as
   reported                   $ 110,000    $    99,000   $1,174,000     $1,193,000
                              =========    ===========   ==========     ==========





NOTE 10:   GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
      COMPANY'S SUBORDINATED DEBENTURES

     Independent Capital sold 1,300,000 of Trust Preferred Securities at $10.00 per preferred security in an underwritten offering in 1998. The proceeds from the sale of the Trust Preferred Securities were used by Independent Capital to purchase an equivalent amount of Subordinated Debentures of the Company. The Trust Preferred Securities carry a distribution rate of 8.5%, have a stated maturity of September 22, 2028, and are guaranteed by State National. The securities are redeemable at par after September 22, 2003.

     Distributions on the Trust Preferred Securities are payable quarterly on March 31, June 30, September 30 and December 31. Distributions paid to holders of the Trust Preferred Securities during both the years ended December 31, 2000 and 1999, totaled $1,105,000.

NOTE 11:  STOCKHOLDER'S EQUITY

     The Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") paid quarterly dividends at the annual rate of $4.20 per share, was senior to the Common Stock with respect to dividends and liquidation rights, was convertible into Common Stock at a price of $1.83 per share, adjusted for stock dividends, and had certain voting rights if dividends were in arrears for three quarters. The Series C Preferred Stock was redeemable in cash and/or Common Stock at the Company's option at $42.00 per share. All of the remaining outstanding shares of Series C Preferred Stock were converted to Common Stock during 1999.

     The Company's Employee Stock Ownership/401(k) Plan (the "ESOP/401(k) Plan") purchased 18,750 shares of the Company's Common Stock in an underwritten public offering conducted by the Company (the "1997 Offering") for $214,000. The funds used for the purchase were borrowed from the Company. The note evidencing such borrowing was due in eighty-four equal monthly installments of $4,000, including interest, and matured on February 27, 2004. The note bore interest at the Company's floating base rate plus 1% and was collateralized by the stock purchased in the 1997 Offering.

     As a result of the lending arrangement between the Company and the ESOP/401(k) Plan, the shares were considered "unearned." The shares were "earned" on a pro rata basis as principal payments are made on the note used to purchase the shares. The shares were included in the Company's earnings per share calculations only as they were earned. The note was paid off immediately prior to the Acquisition. All of the remaining unearned shares became earned when the note to the Company was paid off prior to the Acquisition.

     During the first half of 1999, the Company authorized the repurchase of up to 80,000 shares of the Company's Common Stock in the open market. As of December 31, 1999, the Company had repurchased a total of 60,000 shares of its Common Stock at an average price of $11.15 per share. The repurchased shares were being held as treasury shares prior to the Acquisition. As a result of the Acquisition, the treasury shares were retired.

NOTE 12:  EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares and share equivalents outstanding during the period. The remainder of the Series C Preferred Stock was converted to Common Stock during the fourth quarter of 1999. Because the Company's outstanding Series C Preferred Stock was cumulative, the dividends allocable to such preferred stock reduced income available to common stockholders in the basic earnings per share calculations. In computing diluted earnings per common share for the years ended December 31, 1999 and 1998, the conversion of the Series C Preferred Stock was assumed, as the effect was dilutive. The following table presents information necessary to calculate earnings per share for the period from January 1, 2000, to August 11, 2000, and for the years ended December 31, 1999 and 1998:


                                Period from
                                January 1,      Year Ended
                                 2000, to       December 31,
                                August 11,   -------------------
                                   2000        1999        1998
                                -----------   ------     --------
Basic Earnings (Loss) Per                (In thousands)
Common Share
- ------------
Net income (loss)                  $ (1,908)   $2,452      $2,188
Preferred stock dividends                 0       (20)        (22)
                                   --------    ------      ------

  Net income (loss) available to
   common stockholders             $ (1,908)   $2,432      $2,166
                                   ========    ======      ======

Weighted average shares
 outstanding                          2,262     2,178       2,031
                                   ========    ======      ======

                                Period
                                 from
                              January 1,       Year Ended
                               2000, to       December 31,
                              August 11,   ------------------
                                 2000       1999      1998
                              ----------   ------  ---------
Diluted Earnings (Loss) Per           (In thousands)
Common Share
- ------------
Net income (loss)                $(1,908)   $2,452     $2,188
                                 ========   ======     ======

Weighted average shares
 outstanding                        2,262    2,178      2,031
Conversion of Series C
 Preferred Stock                        0       97        120
                                 --------   ------     ------

Adjusted weighted average
  shares outstanding                2,262    2,275      2,151
                                 ========   ======     ======

NOTE 13:  BENEFIT PLANS

     The Company's ESOP/401(k) Plan covered most of its officers and employees. Contributions made to the ESOP/401(k) Plan by the Company were $214,000, $141,000 and $106,000 for the period from January 1 to August 11, 2000, and for the years ended December 31, 1999 and 1998, respectively. These contributions were used to make distributions to employees who left the Company's employment in the respective years and to purchase Common Stock of the Company. No contributions were made by the Company to match contributions made by plan participants in the 401(k) portion of the ESOP/401(k) Plan during the years ended December 31, 1999 and 1998; however, the Company's board of directors voted to match 25% of up to a maximum of the first 4% of each employees' salary which was deferred and contributed to the 401(k) portion of the ESOP/401(k) Plan beginning January 1, 2000. The amount of all such contributions was at the discretion of the Company's board of directors. Contributions were invested in various equity, debt and money market investments, including Common Stock of the Company. The ESOP/401(k) Plan was terminated at the date of the Acquisition and was liquidated subsequent to the Acquisition.

     Subsequent to the Acquisition, most of the Company's officers and employees became eligible to participate in State National's 401(k) profit sharing plan. Beginning August 12, 2000, the Company matched 100% of the first 3%, and 50% of the next 2%, of each employee's salary which was deferred and contributed to such plan. The Company contributed $59,000 to the plan for the period from August 12 to December 31, 2000.

NOTE 14:  RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company and the Bank have loans, deposits and other transactions with their respective directors and businesses with which such persons are associated. It is the Company's policy that all such transactions are entered into on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties. The balances of loans to all such persons were $0, $4,113,000 and $3,880,000 at December 31, 2000, 1999 and 1998, respectively. Additions and reductions on such loans were $4,354,000 and $8,467,000, respectively, for the year ended December 31, 2000.

NOTE 15:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in various litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such other litigation would not be material in relation to the Company's financial condition, results of operations and liquidity.

     The Bank leases certain of its premises and equipment under noncancellable operating leases. Rental expense under such operating leases was approximately $483,000, $436,000 and $322,000 in 2000, 1999 and 1998, respectively.

     The minimum payments due under these leases at December 31, 2000, are as follows:

                 2001         $  510,000
                 2002            474,000
                 2003            201,000
                 2004             11,000
                              ----------

                 Total        $1,196,000
                              ==========

NOTE 16:  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of financial assets and financial liabilities at December 31, 2000 and 1999, were as follows:




                                           2000                          1999
                                ---------------------------  -----------------------------
                                  Carrying                      Carrying
                                   Amount      Fair Value        Amount       Fair Value
                                ------------  -------------  --------------  ------------
Financial Assets
- ----------------
 Cash and due from banks        $ 34,772,000  $  34,772,000    $  22,985,000  $ 22,985,000
 Federal funds sold               26,450,000     26,450,000       15,775,000    15,775,000
 Available-for-sale securities   117,207,000    117,207,000       48,387,000    48,387,000
 Held-to-maturity securities               0              0       60,516,000    59,221,000
 Loans, net of unearned income   242,815,000    247,051,000      186,626,000   187,666,000
 Accrued interest receivable       4,615,000      4,615,000        3,538,000     3,538,000

Financial Liabilities
- ---------------------
 Noninterest-bearing demand
  deposits                     $ 71,223,000   $  71,223,000    $  57,441,000  $ 57,441,000
 Interest-bearing demand
  deposits                      129,419,000     129,419,000      102,573,000   102,573,000
 Interest-bearing time
  deposits                      195,640,000     195,825,000      158,285,000   158,393,000
 Accrued interest payable         1,715,000       1,715,000        1,074,000     1,074,000
 Guaranteed preferred beneficial
  interests in the Company's
  subordinated debentures        10,904,000      10,569,000       13,000,000     8,938,000




     Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of other loans are estimated using discounted cash flow analyses, which utilize interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     The fair values of noninterest and interest-bearing demand deposits are, by definition, equal to the amount payable on demand, i.e., their carrying amount. The fair values of interest-bearing time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar maturities.

     Fair value for the guaranteed preferred beneficial interests in the Company's subordinated debentures is based on the closing price for the Trust Preferred Securities as quoted on the American Stock Exchange at December 31, 2000 and 1999.

     The carrying amounts for cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable approximate the fair values of such assets and liabilities.

     Fair values for the Company's off-balance-sheet instruments, which consist of lending commitments and standby and commercial letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Management believes that the fair value of these off-balance-sheet instruments is not material.

NOTE 17:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying financial statements. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or standby or commercial letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. The Company had outstanding loan commitments of approximately $29,133,000 and outstanding financial and performance standby letters of credit of approximately $934,000 at December 31, 2000.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

     Financial and performance standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in making loans to customers.

     In the normal course of business, the Company maintains deposits with other financial institutions in amounts that exceed
FDIC insurance coverage limits.

NOTE 18:  REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause the initiation of certain mandatory, and possibly additional discretionary, actions by the regulatory authorities that, if undertaken, could have a direct material effect on the Company's and the Bank's respective financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's respective capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and total capital (Tier 1 and Tier 2) to net risk-weighted assets and of Tier 1 capital to adjusted quarterly average assets. At December 31, 2000, the Company and the Bank met all capital adequacy requirements to which they were subject.

     At December 31, 2000, the most recent notifications from the Federal Deposit Insurance Corporation (the "FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Tier 1 capital to net risk-weighted assets, total capital to net risk-weighted assets and Tier 1 capital to adjusted quarterly average assets ratios as set forth in the tables. No other conditions or events have occurred since the most recent notification that management believes have changed either the Company's or the Bank's category.

     The minimum regulatory capital ratios, minimum capital ratios for well capitalized bank holding companies and the Company's actual capital amounts and ratios at December 31, 2000 and 1999, were as follows:


                                 December 31,   Minimum      Well
                               ---------------  Capital  Capitalized
                                2000     1999    Ratios     Ratios
                               -------  ------  -------    -------
                                       (Dollars in thousands)
Tier 1 capital                $ 25,119 $ 24,106
Total capital                   33,007   30,374
Net risk-weighted assets       262,421  199,565
Adjusted quarterly average
  assets                       436,283  353,065
Capital ratios:
Tier 1 capital to net risk-
 weighted assets                  9.57%   12.08%    4.00%        6.00%
Total capital to net risk-
 weighted assets                 12.58    15.22     8.00        10.00
Tier 1 capital to adjusted
 quarterly average assets         5.76     6.83     4.00         5.00

     The minimum capital ratios for well capitalized banks and the Bank's actual capital ratios at December 31, 2000, were as follows:

                              Minimum Ratios     Actual
                                 for Well      Ratios at
                               Capitalized    December 31,
                                  Banks           2000
                              --------------  -----------

Tier 1 capital to net risk-
  weighted assets                 6.00%          11.48%
Total capital to net risk-
  weighted assets                10.00           12.75
Tier 1 capital to adjusted
  quarterly average assets        5.00            6.89

     At December 31, 2000, retained earnings of the Bank included approximately $1,478,000 that was available for payment of dividends to the Company without prior approval of regulatory authorities.

NOTE 19:  PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial statements of the Company, parent only, are presented below:

                  INDEPENDENT BANKSHARES, INC.
  A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                    CONDENSED BALANCE SHEETS
                   DECEMBER 31, 2000 AND 1999

                                  2000          1999
                               -----------  ------------
Assets:
Cash                           $    39,000  $    372,000
Investment in subsidiaries      74,945,000    37,389,000
Other assets                     1,089,000     1,076,000
                               -----------  ------------

  Total assets                 $76,073,000   $38,837,000
                               ===========   ===========
Liabilities:
Accrued interest payable and   $ 1,447,000  $     79,000
other liabilities              -----------  ------------
  Total liabilities              1,447,000        79,000
Subordinated debentures         11,306,000    13,402,000
Stockholder's equity            63,320,000    25,356,000
                               -----------  ------------

  Total liabilities and        $76,073,000   $38,837,000
   stockholder's equity        ===========   ===========

                  INDEPENDENT BANKSHARES, INC.
  A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                   CONDENSED INCOME STATEMENTS
 FOR THE PERIOD FROM AUGUST 12, 2000, THROUGH DECEMBER 31, 2000,
THE PERIOD FROM JANUARY 1, 2000, THROUGH AUGUST 11, 2000, AND THE
             YEARS ENDED DECEMBER 31, 1999 AND 1998


                                      August 12, 2000,    January 1,
                                           through      2000, through   Year Ended December 31,
                                        December 31,      August 11,    -----------------------
                                            2000             2000          1999         1998
                                      ----------------   ------------   ----------   ----------
Income:
 Dividends from subsidiaries (see
  Note 18)                               $   17,000      $ 2,917,000   $1,709,000    $5,259,000
 Management fees from subsidiaries                0           90,000      144,000       145,000
 Interest on loan to the ESOP/401(k)
  Plan                                            0            8,000       20,000        23,000
 Interest from subsidiaries                       0            3,000        8,000         6,000
 Other income                                     0            2,000            0        11,000
                                         ----------      -----------  -----------   -----------
  Total income                               17,000        3,020,000    1,881,000     5,444,000
                                         ----------      -----------  -----------   -----------
Expenses:
 Interest                                   447,000          699,000    1,139,000       321,000
 Other expenses                             160,000        2,433,000      629,000       680,000
                                         ----------      -----------  -----------   -----------
  Total expenses                            607,000        3,132,000    1,768,000     1,001,000
                                         ----------      -----------  -----------   -----------
   Income (loss) before federal income
    taxes and equity in undistributed
    earnings of subsidiaries
                                           (590,000)        (112,000)     113,000     4,443,000
Federal income tax benefit                 (205,000)        (347,000)    (762,000)      (93,000)
                                         ----------      ------------  -----------  -----------
    Income (loss) before equity in
     undistributed earnings of
     subsidiaries                          (385,000)         235,000      875,000     4,536,000
Equity in undistributed earnings
 (loss) of subsidiaries                    (196,000)      (2,143,000)   1,577,000    (2,348,000)
                                         ----------      -----------   ----------   -----------

Net income (loss)                        $ (581,000)     $(1,908,000)  $2,452,000    $2,188,000
                                         ==========      ===========   ==========    ==========

                              -64-

                  INDEPENDENT BANKSHARES, INC.
  A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
 FOR THE PERIOD FROM AUGUST 12, 2000, THROUGH DECEMBER 31, 2000,
THE PERIOD FROM JANUARY 1, 2000, THROUGH AUGUST 11, 2000, AND THE
             YEARS ENDED DECEMBER 31, 1999 AND 1998




                                    August 12, 2000,   January 1,     Year Ended December 31,
                                        through       2000, through   ------------------------
                                      December 31,     August 11,
                                          2000            2000           1999         1998
                                    ---------------  --------------   ----------  ------------
Cash flows from operating
  activities:
Net income (loss)                       $   (581,000)    $(1,908,000)   $ 2,452,000 $ 2,188,000
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
  Deferred federal income tax expense
                                                   0              0       260,000      488,000
  Depreciation and amortization                    0              0             0        2,000
  Equity in undistributed earnings of
   subsidiaries                              196,000      2,143,000    (1,577,000)   2,348,000
  Decrease (increase) in other assets
                                            (188,000)       175,000      (303,000)    (398,000)
  Increase (decrease) in accrued
   interest payable and other
   liabilities                              (306,000)     1,109,000        49,000       76,000
                                        ------------    -----------   -----------   ----------
    Net cash provided by (used in)
     operating activities                   (879,000)     1,519,000       881,000    4,704,000
                                        ------------    -----------   -----------   ----------
Cash flows from investing
  activities:
 Loans made to employee stock
  ownership plan                                   0              0            0       (95,000)
 Proceeds from repayments of loans
  made to employee stock ownership
  plan                                             0              0       65,000        54,000
 Purchase of subsidiary bank                       0              0            0   (19,025,000)
 Capital contributions made to
  subsidiaries                                     0              0            0      (402,000)
                                        ------------     ----------   ----------   -----------
  Net cash provided by (used in )
   investing activities                            0              0       65,000   (19,468,000)
                                        ------------     ----------   ----------   -----------
Cash flows from financing
  activities:
 Proceeds from notes payable                       0              0            0     4,300,000
 Repayment of notes payable                        0              0            0    (4,350,000)
 Proceeds from issuance of
  subordinated debentures                          0              0            0    13,402,000
 Net proceeds from issuance of equity
  securities                                       0              0            0     2,067,000
 Payment of cash dividends                  (700,000)      (273,000)    (455,000)     (431,000)
 Purchase of treasury stock                        0              0     (669,000)            0
                                        ------------     ----------   ----------  ------------
  Net cash provided by (used in)            (700,000)      (273,000)  (1,124,000)   14,988,000
   financing activities                 ------------     ----------   ----------  ------------
Net increase (decrease) in cash and
 cash equivalents                         (1,579,000)      1,246,000    (178,000)      224,000
Cash and cash equivalents at
 beginning of period                       1,618,000         372,000     550,000       326,000
                                        ------------     -----------  ----------  ------------
Cash and cash equivalents at end of
 period                                 $     39,000     $ 1,618,000  $  372,000  $    550,000
                                        ============     ===========  ==========  ============


NOTE 20:  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the period from August 12, 2000, through December 31, 2000, the period from
January 1, 2000, through August 11, 2000, and the years ended
December 31, 1999 and 1998, is as follows:


                                    August 12,    January 1,
                                       2000,        2000,
                                      through      through       Year Ended December 31,
                                   December 31,   August 11,   --------------------------
                                       2000          2000         1999           1998
                                   ------------  -----------   -----------   ------------
Cash paid during the period for:
 Interest                            $5,916,000   $6,256,000    $9,987,000   $  9,368,000
 Federal income taxes                 1,629,000      800,000     1,000,000        630,000

Noncash investing activities:
 Additions to other real estate and
  other repossessed assets during
  the period through foreclosures    $  385,000   $  317,000    $  857,000   $  1,433,000
 Sales of other real estate and
  other repossessed assets financed
  with loans                                  0            0             0        167,000

Increase (decrease) in unrealized
 gain (loss) on available-for-sale
 securities, net of tax              $1,445,000   $  150,000    $ (504,000)  $    130,000

Details of acquisition/merger:
 Cash paid in acquisition            $        0   $        0    $        0   $(19,025,000)
 Cash and cash equivalents held by
  companies acquired at dates of
  acquisition/merger                  9,344,000            0             0      8,892,000
                                     ----------   ----------    ----------   ------------

   Net cash received (paid) in
    merger/acquisition               $9,344,000   $        0    $        0   $(10,133,000)
                                     ==========   ==========    ==========   ============



NOTE 21:  SUBSEQUENT EVENT (UNAUDITED)

     On March 9, 2001, the Bank was merged with and into State National Bank of West Texas, a national banking association (the "Lubbock Bank") and an indirect wholly owned subsidiary of State National. The Lubbock Bank continued as the surviving entity in the merger. Immediately after the merger, State National, the indirect owner of all of the common stock of the Company, caused to be contributed to the Company and the Company, in turn, contributed to Independent Financial, all of the capital stock of the Lubbock Bank. The result of the transaction was that the Bank was merged into the Lubbock Bank, which became an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the transactions, the Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National.

     The Lubbock Bank is a community bank that offers interest and non-interest-bearing depository accounts, and makes consumer and commercial loans. At March 9, 2001, the Lubbock Bank had total assets of $217,205,000, total deposits of $196,809,000, total loans, net of unearned income, of $116,523,000 and stockholder's equity of $19,086,000. At March 9, 2001, the Bank had total assets of $479,870,000, total deposits of $398,345,000, total loans, net of unearned income, of $231,458,000 and stockholder's equity of $74,756,000.

QUARTERLY DATA (UNAUDITED)

     The following table presents the unaudited results of operations for the past two years by quarter. See "Note 12:
Earnings Per Share" in the Company's Consolidated Financial
Statements.


                                                          2000
                                                         July 1      August 12
                                      First   Second     through      through      Fourth
                                     Quarter  Quarter   August 11   September 30  Quarter
                                     -------  ------   ----------   -----------   --------
                                           (In thousands, except per share amounts)
Interest income                       $6,150   $6,241      $ 2,882      $ 3,493    $9,823
Interest expense                       2,527    2,608        1,220        1,502     4,510
Net interest income                    3,623    3,633        1,662        1,991     5,313
Provision for loan losses                110      400        1,150          408       170
Income (loss) before federal income
  taxes                                  746      479       (3,034)         (75)     (396)
Net income (loss)                        493      310       (2,711)          (2)     (579)

Basic earnings (loss) per common
 share available to common
 stockholders                         $ 0.22   $ 0.14      $ (1.20)          N/A       N/A
Diluted earnings (loss) per common
 share available to common
 stockholders                           0.22     0.14        (1.20)          N/A       N/A



                                                            1999
                                       -------------------------------------------------
                                          First                        Third      Fourth
                                         Quarter     Second Quarter   Quarter     Quarter
                                       -----------   --------------  ---------   --------
                                          (In thousands, except per share amounts)
Interest income                           $ 6,056         $ 5,986     $ 6,042    $ 6,122
Interest expense                            2,543           2,434       2,412      2,509
Net interest income                         3,513           3,552       3,630      3,613
Provision for loan losses                     105              65         150        125
Income before federal income taxes            925             964         907        830
Net income                                    629             628         631        564

Basic earnings per common share
 available to common stockholders         $  0.28         $  0.29     $  0.29    $  0.26
Diluted earnings per common share
 available to common stockholders            0.27            0.28        0.28       0.25
_________________




(1) Earnings per share and dividends per share were calculated for the period from January 1 through August 11, 2000, the date of the Acquisition.

     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective September 27, 2000, the Company dismissed PricewaterhouseCoopers LLP ("PWC") as its independent accountant and engaged the firm of Ernst & Young LLP ("EY") as the Company's independent accountant to audit the Company's financial statements for the year ending December 31, 2000. The Company's Board of Directors recommended and approved the change in the Company's certifying accountants. PWC audited the Company's financial statements for its two most recent fiscal years ended December 31, 1998 and 1999.

     The change in certifying accountants was made by the Company following the acquisition of control of the Company by State
National, effective August 11, 2000.

     PWC's reports with respect to the Company's financial statements for the years ended December 31, 1999 and 1998, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 1999 and 1998, and from January 1, 2000, through September 27, 2000, there were no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PWC, would have caused it to make reference to the subject matter of the disagreement in any of its reports on the Company's financial statements, except as described in the following paragraph.

     As previously reported on the Company's Current Report on Form 8-K dated October 4, 2000, in connection with the preparation and original filing of the Company's Form 10-Q for the quarter ended March 31, 2000 ("First Quarter Form 10-Q"), the Company capitalized costs related to its then pending merger with State National. PWC maintained that such costs should be expensed and discussed this disagreement with the audit committee of the Company's board of directors prior to the filing of the First Quarter Form 10-Q. In August 2000, the Company prepared and filed an amendment to the First Quarter Form 10-Q to restate its financial statements for the first quarter. In the restatement, costs related to the pending merger of the Company with State National that had been capitalized through March 31, 2000 ($209,000), were expensed. In preparing and filing its Form 10-Q for the quarter ended June 30, 2000, the Company appropriately expensed the merger costs incurred in the second quarter. The Company has authorized PWC to respond fully to the inquiries of EY concerning the subject matter of the disagreement.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Nominees

     The Bylaws of the Company provide that the Board of Directors consists of not fewer than seven nor more than 30 members (exclusive of advisory directors) and that the number of directors, within such limits, is to be determined by resolution of the Board of Directors at any meeting. The Board of Directors has set the Board at nine members (exclusive of advisory directors). Directors serve for one year terms.

     The tables below set forth for each director:

    *  the name,

    *  age and the principal occupation of each director;

    * the directorships of public companies, if any, held by each director; and

    *  the year he first became a director of the Company.


                             Year
                             First
                           Became a
                           Director
                            of the       Principal Occupation
      Name and Age          Company   During the Last Five Years
- -------------------------  --------   --------------------------

Randal N. Crosswhite (47)    1995     Senior Vice President,
                                      Chief Financial Officer
                                      and Director of the
                                      Company; Director of the
                                      Bank

Bryan W. Stephenson (51)     1989     President, Chief Executive
                                      Officer and Director of
                                      the Company; Chairman of
                                      the Board of the Bank

Tom C. Nichols (53)          2000     Chairman of the Board and
                                      Chief Executive Officer of
                                      State National and the
                                      Lubbock Bank

Don E. Cosby (46)            2000     Executive Vice President,
                                      Chief Financial Officer
                                      and Director of State
                                      National and the Lubbock
                                      Bank

Rick J. Calhoon (47)         2000     Partner, Pruet Companies
                                      (oil and gas)

James A. Cardwell (69)       2000     Chairman and Chief
                                      Executive Officer, Petro
                                      Stopping Centers, L.P.
                                      (truck stops)

Gary J. Fletcher (54)        2000     Rancher, Salt Fork Ranch

David D. Kirk (54)           2000     Executive Vice President,
                                      Chief Credit Officer and
                                      Director of State National
                                      and the Lubbock Bank

Ronald Simpson (54)          2000     President and Director of
                                      UB&T

Resignation and Appointment of Directors and Officers

     Effective August 16, 2000, Mr. John L. Beckham, Mr. Lee Caldwell, Mrs. Wm. R. (Amber) Cree, Ms. Nancy E. Jones, Mr. Marshal M. Kellar, Mr. Tommy McAlister, Mr. Scott L. Taliaferro, James D. Webster, M.D. and Mr. C.G. Whitten resigned from the Company's Board of Directors, Bryan W. Stephenson and Randal N. Crosswhite continued as Company directors and officers and Carl
E. Campbell, Tom C. Darden, James G. Fitzhugh and Michael D. Jarrett continued as officers of the Company (collectively all of the foregoing, the "Pre-Change of Control Directors and Officers"), and Tom C. Nichols, Don E. Cosby, Ronald Simpson, David Kirk, Rick J. Calhoon, James A. Cardwell and Gary J. Fletcher were appointed as new directors of the Company's Board of Directors and Tom C. Nichols and Don E. Cosby were elected as officers of the Company (collectively all of the foregoing, the "New Post-Change of Control Directors and Officers").

Meetings and Committees of the Board of Directors

     The Board of Directors conducts its business through meetings of the Board of Directors and through its committees.
In accordance with the Bylaws of the Company, the Board of Directors had established an Executive Committee, an Audit Committee and a Compensation Committee that performs the function of the Employee Stock Ownership 401(k) Plan Committee, among other things. After the Acquisition, only the Audit Committee of the Board of Directors continued. During the period from January 1, 2000, to August 16, 2000, the Board of Directors held eight regular meetings and three special meetings; the Executive Committee held four meetings; the Audit Committee held one meeting and the Compensation Committee did not meet. Each director attended at least 75% of the total number of meetings of the Board of Directors and the committees on which he or she served except former directors Lee Caldwell and Nancy E. Jones who each attended seven of the regular and special meetings of the Board of Directors.

     Executive Committee. The Executive Committee exercised all the powers of the Board of Directors in the management of the business and affairs of the Company, except for matters related to the composition of the Board of Directors, changes in the Bylaws and certain other significant corporate matters. Bryan W. Stephenson and former directors John L. Beckham, Scott L. Taliaferro and C.G. Whitten were the members of the Executive Committee during the period from January 1, 2000, through August 16, 2000.

     Audit Committee. The Audit Committee recommends to the Board of Directors the appointment and discharge of the Company's independent auditors; reviews the completed audit with the independent auditors regarding the conduct of the audit, accounting adjustments, recommendations for improving internal controls and any other significant findings during the audit; meets periodically with management; monitors accounting and financial controls; and initiates and supervises special investigations. Former directors Lee Caldwell, Mrs. Wm. R. (Amber) Cree and Tommy McAlister were the members of the Audit Committee during the period from January 1, 2000, through August 16, 2000. Rick J. Calhoon, James A. Cardwell and Gary J. Fletcher were members of the Audit Committee during the period from September 15, 2000 to December 31, 2000.

     Compensation Committee. The Compensation Committee administered management incentive compensation plans, established the compensation of executive officers, determined major compensation policies, and administered the Stock Ownership Plan. Former directors Nancy E. Jones, Scott L. Taliaferro and James D. Webster were the members of the Compensation Committee during the period from January 1, 2000, to August 16, 2000.

     The table below sets forth at the date of this report the name, age, current positions with the Company, principal occupation during the last five years of each principal executive officer of the Company and the year he first became an executive officer of the Company:

                                   Executive
                                    Officer
                 Current Position   of the         Principal
                 with the Company   Company    Occupation During
  Name and Age     or the Bank       Since      Last Five Years
- ---------------  ---------------   ---------   -----------------

Tom C. Nichols   Chairman of the     2000     Chairman of the
(53)             Board of the                 Board and Chief
                 Company and                  Executive Officer
                 Chairman of the              of State National
                 Board and Chief              and the Lubbock
                 Executive                    Bank
                 Officer of the
                 Bank

Bryan W.         President, Chief    1985     President, Chief
Stephenson (51)  Executive                    Executive Officer
                 Officer and                  and Director of
                 Director of the              the Company; Chief
                 Company and Vice             Executive Officer
                 Chairman of the              and Director of
                 Board and                    the Bank
                 Director of the
                 Bank

Don E. Cosby     Executive Vice      2000     Executive Vice
(46)             President and                President, Chief
                 Director of the              Financial Officer
                 Company and                  and Director of
                 Director of the              State National and
                 Bank                         the Lubbock Bank

Randal N.        Chief Financial     1985     Senior Vice
Crosswhite (47)  Officer and                  President, Chief
                 Director of the              Financial Officer
                 Company and                  and Director of
                 Executive Vice               the Company;
                 President, Chief             Director of the
                 Financial                    Bank
                 Officer and
                 Director of the
                 Bank

Ronald Simpson   Director of the     2000     President and
(54)             Company;                     Director of UB&T
                 President and
                 Director of the
                 Bank

Term of Office

     Executive officers of the Company are elected by the Board of Directors at its annual meeting and hold office until the next annual meeting of the Board of Directors or until their respective successors are duly elected and have qualified. The officers of the Bank are elected by the board of directors of the Bank at its annual meeting and hold office until the next annual meeting of such board of directors or until their respective successors are duly elected and have qualified.

Compliance with Section 16(a) of the Securities Exchange Act of
1934

     Officers, directors and beneficial owners of more than ten percent of the Common Stock must file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and American Stock Exchange pursuant to
Section 16(a).

     In August 2000, State National acquired 100% of the common stock of the Company in a cash merger and all of the Pre-Change of Control Directors and Officers did not timely report the sale of their respective holdings of Company common stock on Form 4 in September 2000. The Pre-Change of Control Directors and Officers reported the sale of their respective holdings in the cash merger on Form 5 in February 2001. None of such Pre-Change of Control Directors or Officers had any transaction in the Company's securities in the six month period prior to the date of the cash merger.

     In addition, the new Post-Change of Control Directors and Officers did not timely report their holdings of the Company securities upon their appointment to positions with the Company on Form 3 in October 2000. The new Post-Change of Control Directors and Officers reported such holdings in February 2001 on Form 5. Because the Company is wholly owned by State National, none of these individuals beneficially has owned any securities of the Company at any time since their respective appointments.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and other executive officers of the Company (including those who are employed by the Company's direct and indirect subsidiaries) whose cash compensation exceeded $100,000 during the fiscal year ended
December 31, 2000 (the "named executive officers").



                                                                             Long-Term
                                                                           Compensation
                                                                              Awards
                                                                            -----------
                                       Annual Compensation    Other Annual  Securities
    Name and Principal      Fiscal    ---------------------   Compensation  Underlying
         Position            Year       Salary    Bonus ($)      ($)(1)       Options
 ------------------------  ---------  ---------  ----------   -----------  ------------
Bryan W. Stephenson           2000    $165,000     $31,700        $3,200            $0
President,
Chief Executive               1999     156,000      20,000         4,100             0
Officer and Director of       1998     150,000      20,000         4,400             0
the Company

Carl E. Campbell (2) (3)      2000    $124,000     $     0        $  400            $0
Azle Branch President and     1999     121,000           0             0             0
Director of the Bank          1998      33,300           0             0             0

Michael D. Jarrett (3)        2000    $111,000     $11,900        $3,200            $0
Odessa Branch President       1999     105,500       7,500         4,100             0
and Director of the Bank      1998     101,500       7,500         3,600             0

Randal N. Crosswhite          2000    $107,000     $ 7,900        $3,200            $0
Senior Vice President,        1999     100,000       5,000         4,100             0
Chief Financial Officer       1998      96,000       5,000         4,200             0
and Director of the
Company


______________
(1) Constitutes directors fees paid by the Bank and its predecessors.
(2) Mr. Campbell was president of Azle State Bank, Azle, Texas, prior to September 22, 1998, the date of acquisition of such bank.
(3) Prior to the Acquisition, Messrs. Campbell and Jarrett were deemed executive officers of the Company by virtue of their positions with the Bank.

Stock Option Grants/Exercises in Fiscal 2000

     No stock options were granted to, or exercised by, the Chief
Executive Officer or the named executive officers during fiscal
2000.  The Company has never granted stock appreciation rights.

Employee Retention Agreements

     In September 1999, the Company entered into employee retention agreements with its key employees and selected executive officers (individually, the "Key Employee," or collectively, the "Key Employees") to provide additional incentives to such Key Employees to continue their employment with the Company in the event that the Company experienced a change of control, i.e., merger, consolidation, or sale of the assets or stock of the Company. Each employee retention agreement provides that the Key Employee would receive a cash lump sum payment equal to one or two times the Key Employee's annual compensation, including bonus compensation. This amount is payable after one year from the change in control unless such Key Employee is terminated sooner for cause or resigns or severs his employment with the Company for any reason other than constructive termination. In the event the Key Employee is terminated without cause or the Key Employee is constructively terminated because the Key Employee's compensation is diminished, his job title is changed to a position of lesser importance, or his responsibilities are materially reduced, the retention benefit must be paid by the Company within thirty (30) days of such termination. In the event of the Key Employee's death or disability, the pro rated portion of the retention benefit must be paid by the Company within thirty (30) days of such death or disability.

     The August 2000 acquisition of the Company by State National triggered the provisions of certain of these retention agreements. Pursuant to the terms of the Key Employee retention agreements, the following named executive officers are entitled to payment of the specific retention benefit:

                       Aggregate   Received to
                        Payment       Date
                      -----------  -----------

Bryan W. Stephenson       $352,000    $176,000
Randal N. Crosswhite       210,000     105,000
Michael D. Jarrett         113,000     113,000
James G. Fitzhugh           92,000      92,000

     To date, Bryan W. Stephenson and Randal N. Crosswhite, who are still executive officers and directors of the Company, have received one-half of their retention benefits under their respective retention agreements. The remaining one-half owed to Messrs. Stephenson and Crosswhite will be paid on or before August 11, 2001.

Director Compensation

     During the period from January 1, 2000, through August 16, 2000, each non-employee director and advisory director was paid $250 for each regular directors' meeting of the Company attended and $100 for each meeting of the Executive Committee and Audit Committee attended. No director fees have been paid subsequent to the Acquisition.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Management

     All of the common stock of the Company is owned by State National. Accordingly, none of the directors or executive officers of the Company has owned any shares of Common Stock since the Company's acquisition of State National was completed on August 11, 2000. In addition, none of the directors or executive officers of the Company own any derivative securities with respect to the Company's common stock.

Security Ownership of Certain Beneficial Owners

     The following entity is known by the Company to own beneficially more than five percent of the Company's Common Stock on February 28, 2001.

                                             Percent
                                 Number of  of Class
        Name and Address         Shares(1)     (2)
 ------------------------------  ---------  --------

State National Bancshares of      2,273,647   100%
Delaware, Inc., a wholly owned
subsidiary of State National
Bancshares, Inc.
1617 Broadway
Lubbock, Texas 79401

_____________
(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.
(2) The percentage of Common Stock indicated is based on 2,273,647 shares of Common Stock outstanding on February 28,
     2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

     Loan Transactions. The Bank had, during the period from January 1, 2000, to February 28, 2001, and expects to have in the future, loan transactions with directors of the Company and the Bank and their respective associates, which includes any immediate family member or any corporation or firm of which such person is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities or any trusts of which such person serves as trustee or in which he or she has a substantial beneficial interest. These loan transactions have been made in the ordinary course of the Bank's business and have been and will continue to be on substantially the same terms, including interest rates, collateral and repayment, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. All loans made to directors and nominees for director of the Company and their respective associates are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978.

     UB&T. On November 9, 2000, State National, the owner of all the common stock of the Company, contributed to the Company, and the Company, in turn, contributed to Independent Financial, all of the capital stock of UB&T. After the contribution, UB&T was then merged with and into First State. In addition, immediately after the merger, the name of the combined bank was changed to State National Bank of West Texas, Abilene, Texas. There was no merger consideration paid because, prior to the transactions, the Company and UB&T were both direct or indirect subsidiaries of State National. See "Item 1. Business-Reorganizations."

     At the time of this Merger, there were parent-subsidiary relationships among State National, the Company, Independent Financial, the Bank and UB&T. Further, there were common directors and officers among the above named entities. The common directors and officers were Rick Calhoon (Director of State National and the Company), Don Cosby (Director of State National, the Company, Independent Financial, the Bank and UB&T), Jack Cardwell (Director of State National and the Company), Randal Crosswhite (Director of the Company and the Bank and Chief Financial Officer of the Company), Gary Fletcher (Director of State National and the Company), David Kirk (Director of State National, the Company, the Bank and UB&T), Tom Nichols (Chairman of the Board and Chief Executive Officer of State National, the Company, the Bank and UB&T), Ronald Simpson (Director and President of UB&T and Director of the Company) and Bryan Stephenson (Director of the Company and the Bank and President of the Company).

     Lubbock Bank. On March 9, 2001, the Bank was merged with and into the Lubbock Bank. The Lubbock Bank continued as the surviving entity in the merger. Immediately after the merger, State National - Delaware and the owner of all of the common stock of the Company contributed to the Company and the Company, in turn, contributed to Independent Financial, all of the capital stock of the Lubbock Bank. The result of the transaction was that the Bank was merged into the Lubbock Bank, which became an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the transactions, the Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National. See "Item 1. Business-Reorganizations."

     At the time of this merger, there were parent-subsidiary relationships among State National, State National - Delaware, the Company, Independent Financial, the Bank and the Lubbock Bank. Further, there were common directors and officers among the above-named entities. The common directors and officers were Rick Calhoon (Director of State National and the Company), Jack Cardwell (Director of State National and the Company), Don Cosby (Director of State National, State National - Delaware, the Company, Independent Financial, the Bank and the Lubbock Bank; Executive Vice President and Chief Financial Officer of State National; President of State National - Delaware; Executive Vice President of the Company; and President of Independent Financial), Randal Crosswhite (Director of the Company and the Bank, Chief Financial Officer and Secretary of the Company; and Executive Vice President and Chief Financial Officer of the
Bank), Gary Fletcher (Director of State National, the Company and the Lubbock Bank), David Kirk (Director of State National, the Company, the Bank and the Lubbock Bank), Tom Nichols (Chairman of the Board and Chief Executive Officer of State National, the Bank and the Lubbock Bank and Chairman of the Board of the Company), Ronald Simpson (Director of the Company and Director and President of the Bank) and Bryan Stephenson (Director and President and Chief Executive Officer of the Company and Director and Vice Chairman the Bank).

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  Documents Filed as Part of Report.

          1.   Financial Statements

          The following Consolidated Financial Statements of the
          Company are included in PART II of this report:

                                                          Page
                                                        Reference
                                                        to Annual
                                                        Report on
                              Item                      Form 10-K
          -------------------------------------------  -----------
         Report of Ernst & Young, LLP, Independent
          Auditors                                         43

         Report of PricewaterhouseCoopers LLP,
          Independent Accountants                          44

         Consolidated Balance Sheets as of December
          31, 2000 and 1999                                45

         Consolidated Statements of Income (Loss) and
          Comprehensive Income (Loss) for the period
          from August 12, 2000, through December 31,
          2000, the period from January 1, 2000,
          through August 11, 2000, and the years
          ended December 31, 1999 and 1998                 46

         Consolidated Statements of Changes in
          Stockholder's Equity for the period from
          August 12, 2000, through December 31, 2000,
          the period from January 1, 2000, through
          August 11, 2000, and the years ended
          December 31, 1999 and 1998
                                                           47
         Consolidated Statements of Cash Flows for
          the period from August 12, 2000, through
          December 31, 2000, the period from January
          1, 2000, through August 11, 2000, and the
          years ended December 31, 1999 and 1998           48

         Notes to Consolidated Financial Statements        49

         Quarterly Data (unaudited)                        67

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

          No.  Description
          ---  -----------

          3.1  Restated Articles of Incorporation of Independent
               Bankshares, Inc. (filed herewith).

          3.2 Articles of Amendment to the Articles of Incorporation of Independent Bankshares, Inc.
               (filed herewith).

          3.3 Restated Bylaws of Independent Bankshares, Inc., as amended (filed herewith).

          4.1  Specimen Stock Certificate for Common Stock of the
               Company (Exhibit 4.1 to the Company's Registration
               Statement on Form S-1, SEC File No. 333-16419).

          10.1 Form of Employee Retention Agreement.  (Exhibit
               10.1 to the Company's Quarterly Report on Form 10-
               Q dated September 30, 1999).

          10.2 Master Equipment Lease Agreement, dated December 24, 1992, between Independent Bankshares, Inc. and NCR Credit Corporation, Amendment to Master Equipment Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement Certificate (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

          10.4 Agreement and Plan of Reorganization, dated as of March 1, 2000, by and among State National
               Bancshares, Inc. and Independent Bankshares, Inc.
               (Exhibit 2.1 to the Company's Current Report on
               Form 8-K dated March 8, 2000).

          10.5 Agreement and Plan of Merger by and among United Bank & Trust, Abilene, Texas and First State Bank, N.A., Abilene, Texas, dated October 24, 2000 (Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 28, 2000).

          10.6 Agreement and Plan of Merger by and between State National Bank of West Texas and State National Bank of West Texas, Abilene, Texas, dated February 21, 2001; but effective as of March 9, 2001 (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 23, 2001).

          21.1 Subsidiaries of Independent Bankshares, Inc.
               (filed herewith).

     (b)  Current Reports on Form 8-K.

          Current Report on Form 8-K dated October 4, 2000, reporting the change in the Company's independent accountants.

          Current Report on Form 8-K dated November 28, 2000 reporting the merger of United Bank & Trust, and First
          State Bank, N.A.

          Current Report on Form 8-K/A dated January 29, 2001, amending Current Report on Form 8-K dated November 28,
          2000 to provide audited and pro forma Financial
          Statements of United Bank & Trust, Abilene, Texas.

          Current Report on Form 8-K dated March 23, 2001 reporting the merger by and between State National Bank of West Texas, Abilene, Texas and State National Bank of West Texas.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INDEPENDENT BANKSHARES, INC.



                              By:     /s/ Bryan W. Stephenson
                                   ------------------------------
                                   Bryan W. Stephenson,
                                   President, Chief Executive
                                   Officer and Director

Date:     April 2, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                Title            Date
- --------------------------  ---------------    -----------


    /s/ Tom C. Nichols      Chairman of the  April 2, 2001
 -----------------------    Board and
      Tom C. Nichols        Director


  /s/ Bryan W Stephenson    President, Chief April 2, 2001
 -----------------------    Executive
   Bryan W. Stephenson      Officer and
                            Director



     /s/ Don E. Cosby       Executive Vice   April 2, 2001
 ------------------------   President and
       Don E. Cosby         Director



 /s/ Randal N. Crosswhite   Chief Financial  April 2, 2001
 ------------------------   Officer and
   Randal N. Crosswhite     Director



   /s/ Rick J. Calhoon      Director         April 2, 2001
- --------------------------
     Rick J. Calhoon



  /s/ James A. Cardwell     Director         April 2, 2001
- -------------------------
    James A. Cardwell



   /s/ Gary J. Fletcher     Director         April 2, 2001
- --------------------------
     Gary J. Fletcher

    /s/ David D. Kirk       Director         April 2, 2001
- --------------------------
      David D. Kirk



      /s/ Ronald Simpson    Director         April 2, 2001
 -----------------------
      Ronald Simpson

                        INDEX TO EXHIBITS


 Exhibit
  Number                        Description
- ----------  ----------------------------------------------------
   3.1 Restated Articles of Incorporation of Independent Bankshares, Inc. (filed herewith).
   3.2 Articles of Amendment to the Articles of Incorporation of Independent Bankshares, Inc. (filed herewith).
   3.3 Restated Bylaws of Independent Bankshares, Inc., as amended (filed herewith).
   4.1 Specimen Stock Certificate for Common Stock of the Company (Exhibit 4.1 to the Company's Registration Statement on Form S-1, SEC File No. 333-16419).
   10.1 Form of Employee Retention Agreement (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated September 30, 1999).
   10.2 Master Equipment Lease Agreement, dated December 24, 1992, between Independent Bankshares, Inc. and NCR Credit Corporation, Amendment to Master Equipment Lease Agreement dated concurrently therewith, and related form of Schedule and Commencement
            Certificate (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1999).
   10.4 Agreement and Plan of Reorganization, dated as of March 1, 2000, by and among State National
            Bancshares, Inc. and Independent Bankshares, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 8, 2000)
   10.5     Agreement and Plan of Merger by and among United
            Bank & Trust, Abilene, Texas and First State Bank, N.A., Abilene, Texas, dated October 24, 2000
            (Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 28, 2000).
   10.6 Agreement and Plan of Merger by and between State National Bank of West Texas and State National Bank of West Texas, Abilene, Texas, dated February 21, 2001; but effective as of March 9, 2001 (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 23, 2001).
   21.1 Subsidiaries of Independent Bankshares, Inc. (filed herewith).