Form 10-Q
period 2001-03-31
INDEPENDENT BANKSHARES INC
filed 2001-05-15
CIK 318870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2001

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

                        YES [X]    NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock at March 31, 2001.

         Class:  Common Stock, par value $0.25 per share
        Outstanding at March 31, 2001:  2,273,647 shares

                             PART I

                      FINANCIAL INFORMATION


Item 1. Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
  A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                   CONSOLIDATED BALANCE SHEETS
              MARCH 31, 2001 AND DECEMBER 31, 2000
                           (Unaudited)




                                                             December 31,
                                                March 31,        2000
                                                 2001       (See Note 2)
                                             ------------   -------------
ASSETS
Cash and Cash Equivalents:
 Cash and Due from Banks                     $ 31,552,000   $ 45,415,000
 Interest-earning Time Deposits in Other
  Banks                                           502,000        500,000
 Federal Funds Sold                            16,201,000     39,270,000
                                             ------------   ------------
  Total Cash and Cash Equivalents              48,255,000     85,185,000
                                             ------------   ------------
Securities:
 Available-for-sale                           222,196,000    163,666,000
 Held-to-maturity                                       0     13,517,000
                                             ------------   ------------
  Total Securities                            222,196,000    177,183,000
                                             ------------   ------------
Loans:
 Total Loans                                  343,290,000    367,059,000
 Less:
  Unearned Income on Installment Loans             91,000        126,000
  Allowance for Possible Loan Losses            9,256,000      8,379,000
                                             ------------   ------------
    Net Loans                                 333,943,000    358,554,000
                                             ------------   ------------
Intangible Assets                              48,156,000     49,176,000
Premises and Equipment                         16,026,000     15,855,000
Accrued Interest Receivable                     6,112,000      8,014,000
Other Real Estate and Other Repossessed
 Assets                                           841,000        576,000
Other Assets                                   11,521,000      2,653,000
                                             ------------   ------------
    Total Assets                             $687,050,000   $697,196,000
                                             ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Deposits:
 Noninterest-bearing Demand Deposits         $ 92,300,000   $100,795,000
 Interest-bearing Demand Deposits             181,793,000    188,952,000
 Interest-bearing Time Deposits               313,454,000    303,224,000
                                             ------------   ------------
   Total Deposits                             587,547,000    592,971,000
Federal Funds Purchased and Securities Sold
 under Agreements to Repurchase                    74,000              0
Accrued Interest Payable                        2,358,000      2,491,000
Other Liabilities                               4,853,000      8,846,000
                                             ------------   ------------
    Total Liabilities                         594,832,000    604,308,000
                                             ------------   ------------
Guaranteed Preferred Beneficial Interests in
 the Company's Subordinated Debentures         10,907,000     10,904,000
                                             ------------   ------------
Stockholder's Equity:
Common Stock                                      568,000        568,000
Additional Paid-in Capital                     81,079,000     81,079,000
Retained Earnings (Deficit)                    (3,058,000)    (1,281,000)
Unrealized Gain on Available-for-sale
  Securities                                    2,722,000      1,618,000
                                             ------------   ------------
  Total Stockholder's Equity                   81,311,000     81,984,000
                                             ------------   ------------
    Total Liabilities and Stockholder's
     Equity                                  $687,050,000   $697,196,000
                                             ============   ============


See Accompanying Notes to Consolidated Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
        CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
                     QUARTERS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  Quarter Ended March 31
                                               -----------------------------
                                                                   2000
                                                               (Predecessor)
                                                     2001      (See Note 2)
                                               -------------- --------------
Interest Income:
 Interest and Fees on Loans                      $  8,019,000   $  4,346,000
 Interest on Securities                             2,962,000      1,558,000
 Interest on Deposits in Other Banks                    7,000              0
 Interest on Federal Funds Sold                       851,000        246,000
                                                 ------------   ------------
   Total Interest Income                           11,839,000      6,150,000
                                                 ------------   ------------
Interest Expense:
 Interest on Deposits                               5,987,000      2,527,000
 Interest on Federal Funds Purchased and
 Securities Sold under Agreements to
  Repurchase                                            1,000              0
                                                 ------------   ------------
   Total Interest Expense                           5,988,000      2,527,000
                                                 ------------   ------------
    Net Interest Income                             5,851,000      3,623,000
 Provision for Loan Losses                          1,635,000        110,000
                                                 ------------   ------------
    Net Interest Income After Provision
     for Loan Losses                                4,216,000      3,513,000
                                                 ------------   ------------
Noninterest Income:
 Service Charges                                      874,000        679,000
 Trust Fees                                           148,000         67,000
 Other Income                                         248,000         66,000
                                                 ------------   ------------
  Total Noninterest Income                          1,270,000        812,000
                                                 ------------   ------------
Noninterest Expenses:
 Salaries and Employee Benefits                     2,865,000      1,501,000
 Amortization of Intangible Assets                  1,022,000        168,000
 Net Occupancy Expense                                465,000        284,000
 Equipment Expense                                    459,000        287,000
 Professional Fees                                    293,000        124,000
 Distributions on Guaranteed Preferred
 Beneficial Interests in the Company's
  Subordinated Debentures                             280,000        276,000
 Communication Expense                                219,000         81,000
 Stationery, Printing and Supplies Expense            187,000        139,000
 Data Processing Expense                              184,000         43,000
 Advertising and Business Development Expense         140,000         54,000
 Net Costs (Revenues) Applicable to Other Real
  Estate and Other Repossessed Assets                 (21,000)         6,000
 Merger-related Expense                                51,000        209,000
 Other Expenses                                       801,000        407,000
                                                 ------------   ------------
   Total Noninterest Expenses                       6,945,000      3,579,000
                                                 ------------   ------------
     Income (Loss) Before Federal Income Taxes     (1,459,000)       746,000
Federal Income Tax Expense (Benefit)                 (382,000)       253,000
                                                 ------------   ------------
     Net Income (Loss)                             (1,077,000)       493,000
Other Comprehensive Income, Net of Taxes:
 Unrealized Holding Gains on Available-for-sale
 Securities Arising During the Period               1,104,000         77,000
                                                 ------------   ------------
     Comprehensive Income                        $     27,000   $    570,000
                                                 ============   ============



See Accompanying Notes to Consolidated Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2001 and 2000
                                   (Unaudited)





                                                     Quarter Ended March 31,
                                                   ---------------------------
                                                                     2000
                                                                 (Predecessor)
                                                       2001      (See Note 2)
                                                   -----------   -------------
Cash Flows from Operating Activities:
   Net Income (Loss)                               $ (1,077,000)  $    493,000
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by (Used in) Operating Activities:
  Depreciation and Amortization                       1,382,000        350,000
  Provision for Loan Losses                           1,635,000        110,000
  Gains on Sales of Premises and Equipment              (12,000)             0
  Gains on Sales Other of Real Estate and Other
    Repossessed Assets                                  (30,000)             0
  Writedown of Other Real Estate and Other
    Repossessed Assets                                    3,000          2,000
  (Increase) Decrease in Accrued Interest
    Receivable                                        1,902,000        (81,000)
  Increase in Other Assets                           (8,868,000)       (62,000)
  Decrease in Accrued Interest Payable                 (133,000)       (33,000)
  Increase (Decrease) in Other Liabilities           (4,893,000)        29,000
                                                   ------------   ------------
    Net Cash Provided by (Used in)
      Operating Activities                          (10,091,000)       808,000
                                                   ------------   ------------

Cash Flows from Investing Activities:
 Proceeds from Maturities of Available-for-sale
  Securities                                         27,878,000      5,062,000
 Proceeds from Maturities of Held-to-maturity
  Securities                                                  0      1,355,000
 Proceeds from Sales of Available-for-sale
  Securities                                                  0      2,000,000
 Purchases of Available-for-sale Securities         (72,364,000)    (4,891,000)
 Purchases of Held-to-maturity Securities                     0     (5,836,000)
 Net (Increase) Decrease in Loans                    23,055,000       (828,000)
 Proceeds from Sales of Premises and Equipment          251,000              0
 Additions to Premises and Equipment                   (770,000)       (20,000)
 Proceeds from Sales of Other Real Estate and Other
  Repossessed Assets                                    261,000        127,000
                                                   ------------   ------------
    Net Cash Used in Investing Activities           (21,689,000)    (3,031,000)
                                                   ------------   ------------
Cash Flows from Financing Activities:
 Decrease in Deposits                                (5,424,000)    (3,042,000)
 Increase in Federal Funds Purchased and Securities
  Sold under Agreements to Repurchase                    74,000              0
 Advances from Parent Company                           900,000              0
 Payment of Cash Dividends                             (700,000)      (136,000)
                                                   ------------   ------------
    Net Cash Used in Financing Activities            (5,150,000)    (3,178,000)
                                                   ------------   ------------
Net Decrease in Cash and Cash Equivalents           (36,930,000)    (5,401,000)
Cash and Cash Equivalents at Beginning of Period     85,185,000     38,760,000
                                                   ------------   ------------

Cash and Cash Equivalents at End of Period         $ 48,255,000   $ 33,359,000
                                                   ============   ============

Noncash Investing Activities:
 Additions to Other Real Estate and Other
  Repossessed Assets through Foreclosures          $    500,000   $    148,000


See Accompanying Notes to Consolidated Financial Statements.

                  INDEPENDENT BANKSHARES, INC.
  A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

     For information with regard to significant accounting policies, reference is made to Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended.

     The accompanying financial statements reflect all adjustments necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal recurring nature.

(2)  Bank Mergers

     On November 9, 2000, State National Bancshares, Inc., Lubbock, Texas ("State National") contributed to the Company its ownership of United Bank & Trust, Abilene, Texas ("UB&T"). UB&T was merged (the "UB&T Merger") with and into First State Bank, National Association, Abilene, Texas ("First State"), a subsidiary of the Company at the time. At the time of the UB&T Merger, the name of the resulting bank was changed to State National Bank of West Texas, Abilene, Texas (the "Abilene Bank"). There was no consideration paid as, prior to the transaction, First State and UB&T were both direct or indirect subsidiaries of State National. The transaction was accounted for similar to a pooling of interests. As a result of the transaction, the balance sheet and results of operations of UB&T have been included in the Company's consolidated financial statements since August 11, 2000, the date of the acquisition of the Company by State National (the "Acquisition"). At August 11, 2000, UB&T had total assets of $112,806,000, total deposits of $93,946,000, total loans of $70,230,000 and total stockholder's equity of $16,729,000.

     On March 9, 2001, the Abilene Bank, an indirect wholly owned subsidiary of the Company, was merged (the "Lubbock Merger") with and into State National Bank of West Texas, Lubbock, Texas (the "Lubbock Bank"), an indirect wholly owned subsidiary of State National, the Company's parent. The Lubbock Bank continued as the surviving entity in the merger (the "Bank"). Immediately after the Lubbock Merger, State National caused to be contributed to the Company and the Company, in turn, contributed to Independent Financial Corp., a Delaware subsidiary of the Company, all of the capital stock of the Bank. The result of the transaction was that the Abilene Bank was merged into the Lubbock Bank, and the resulting Bank became an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the transaction, the Abilene Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National. The transaction was accounted for similar to a pooling of interests.

     As a result of the transaction, the consolidated balance sheet for the Company at December 31, 2000, has been restated to reflect the Lubbock Merger. The results of operations of UB&T and the Lubbock Bank are included in the results of operations of the Company from August 11, 2000, the date of the Acquisition. At December 31, 2000, the Lubbock Bank had total assets of $216,721,000, total deposits of $196,689,000, total loans of $124,118,000 and stockholder's equity of $18,664,000.

     Collectively, the UB&T Merger and the Lubbock Merger are referred to as the Bank Mergers.

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

(3)  Accumulated Other Comprehensive Income

     An analysis of accumulated other comprehensive income for the quarter ended March 31, 2001, is as follows:

                       Unrealized Gain
                          (Loss) on
                       Available-for-
                       sale Securities
                       ---------------
                       (In thousands)
Balance, at January 1      $1,618
Current period change       1,104
                       ---------------

Balance, at March 31       $2,722
                       ===============

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

The Company
-----------

     The Company is a bank holding company headquartered in Abilene, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas ("State National"). The Company was acquired by State National at the close of business August 11, 2000, in an all cash transaction (the "Acquisition"). At March 31, 2001, the Company owned all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owned through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of State National Bank of West Texas, Lubbock, Texas (the "Bank"). At March 31, 2001, the Bank operated full-service banking locations in the Texas cities of Abilene (five locations), Azle (two locations), Bangs, Big Spring, Lubbock (3 locations), Midland, Odessa (four locations), Plainview, San Angelo, Stamford, Trent and Winters.

Results of Operations
---------------------

General

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at March 31, 2001, and December 31, 2000, and results of operations for each of the quarters ended March 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income

     The net loss for the quarter ended March 31, 2001, amounted to $1,077,000, compared to net income of $493,000 for the quarter ended March 31, 2000. The loss was primarily due to a $1.6 million provision for loan losses that was made during the first quarter of 2001, the increase in the amortization of intangible assets ($854,000 increase) related to the Acquisition, and the fact that UB&T and the Lubbock Bank as discussed below were not included in the Company's Predecessor operations for the March 31, 2000, quarter. See "Provision for Loan Losses" below.

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

     Net interest income amounted to $5,851,000 for the first quarter of 2001, an increase of $2,228,000, or 61.5%, from the first quarter of 2000. Net interest income for the first quarter of 2000 was $3,623,000. The increase in 2001 was due to the merger of United Bank & Trust, Abilene, Texas ("UB&T"), a wholly owned subsidiary of State National with and into First State Bank, National Association, a wholly owned subsidiary of the Company (the "Abilene Bank"), and the merger of the Abilene Bank with and into State National Bank of West Texas, Lubbock,

Texas (the "Lubbock Bank") (collectively, the "Bank Mergers"). The net interest margin on a fully taxable-equivalent basis, decreased from 4.67% for the first quarter of 2000, to 3.98% for the first quarter of 2001. The decrease in the net interest margin from the first quarter of 2000 to the first quarter of 2001 is due primarily to reductions in the prime interest rate from 9.5% at December 31, 2000, to 8% as of March 31, 2001.

     At March 31, 2001, approximately $150,651,000, or 43.9%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Approximately 51.3% of loans, excluding loans to individuals, which are almost exclusively fixed rate in nature, were loans with floating interest rates. Average overall rates paid for various types of certificates of deposit increased from March 31, 2000, to March 31, 2001. For example, the average rate paid for certificates of deposit less than $100,000 increased from 5.05% for the first quarter of 2000 to 5.95% for the first quarter of 2001, while the average rate paid by the Company for certificates of deposit of $100,000 or more also increased from 5.27% during the first quarter of 2000 to 6.19% during the first quarter of 2001. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, increased from an average of 2.04% during the first quarter of 2000 to an average of 2.71% during the first quarter of 2001. These changes caused the Company's overall cost of interest-bearing deposits to increase from 3.90% for the first three months of 2000 to 4.80% for the first three months of 2001.

     The following table presents the average balance sheets of the Company for the quarters ended March 31, 2001 and 2000, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                             Quarter Ended March 31,
                             ---------------------------------------------------------
                                      2001(1)                        2000
                             ----------------------------  ---------------------------
                                         Interest                     Interest
                              Average    Income/  Yield/   Average    Income/  Yield/
                              Balance    Expense   Rate    Balance    Expense   Rate
                             ---------  --------  -------  --------  --------- -------
                                             (Dollars in thousands)
ASSETS
Interest-earning assets:
 Loans, net of unearned
  income (2)                 $ 355,571   $ 8,019    9.02%  $186,162    $4,346    9.34%
 Securities (3)                173,957     3,013    6.93    111,493     1,616    5.80
 Interest-earning time
  deposits in other banks          502         7    5.58         --        --      --
 Federal funds sold             62,525       851    5.44     17,457       246    5.64
                             ---------   -------    ----   --------    ------    ----
   Total interest-earning
     assets                    592,555    11,890    8.03    315,112     6,208    7.88
                             ---------   -------    ----   --------    ------    ----

Noninterest-earning
  assets:
 Cash and due from banks        35,888                       20,483
 Intangible assets              48,500                       10,073
 Premises and equipment         15,870                        9,734
 Accrued interest receivable
  and other assets              12,229                        5,964

 Allowance for possible loan
  losses                        (7,538)                      (1,803)
                             ---------                     --------
   Total noninterest- earning
    assets                     104,949                       44,451
                             ---------                     --------

     Total assets            $ 697,504                     $359,563
                             =========                     ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing
 liabilities:
  Demand, savings and money
   market deposits           $ 186,976   $ 1,269    2.71%  $103,082    $  525    2.04%
  Time deposits                312,301     4,718    6.04    156,221     2,002    5.13
  Federal funds purchased and
   securities sold under
   agreements to repurchase         76         1    5.26         --        --      --
                             ---------   -------    ----   --------    ------    ----

     Total interest-bearing
      liabilities              499,353     5,988    4.80    259,303     2,527    3.90
                             ---------   -------    ----   --------    ------    ----
Noninterest-bearing
 liabilities:
  Demand deposits               95,214                       59,545
  Accrued interest payable
   and other liabilities        10,159                        2,068
                             ---------                     --------
    Total noninterest-bearing
     liabilities               105,373                       61,613
                             ---------                     --------
       Total liabilities       604,726                      320,916
Guaranteed preferred
 beneficial interests in
 the Company's subordinated
 debentures                     10,905                       13,000
Stockholder's equity            81,873                       25,647
                             ---------                     --------
       Total liabilities
        and stockholder's
        equity               $ 697,504                     $359,563
                             =========                     ========
Tax-equivalent net
 interest income                         $ 5,902                       $3,681
                                         =======                       ======
Interest rate spread (4)                            3.23%                        3.98%
                                                    ====                         ====
Net interest margin (5)                             3.98%                        4.67%
                                                    ====                         ====



__________________
(1) The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of the Lubbock Bank beginning on January 1, 2001.
(2) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(3) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

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



                                                  March 31, 2001 vs 2000
                                                 -------------------------
                                                  Increase (Decrease) Due
                                                       to Changes in
                                                 -------------------------
                                                 Volume    Rate     Total
                                                 ------   -------  -------
                                                     (In thousands)
Interest-earning assets:
 Loans, net of unearned income (1)               $3,821    $(148)  $3,673
 Securities (2)                                   1,082      315    1,397
 Interest-earning time deposits in other banks        7        0        7
 Federal funds sold                                 613       (8)     605
                                                 ------    -----   ------
    Total interest income                         5,523      159    5,682
                                                 ------    -----   ------

Interest-bearing liabilities:
 Deposits:
  Demand, savings and money market deposits         570      174      744
  Time deposits                                   2,361      355    2,716
  Federal funds purchased and securities sold
   under agreements to repurchase                     1        0        1
                                                 ------    -----   ------
    Total interest expense                        2,932      529    3,461
                                                 ------    =====   ------

Increase in net interest income                  $2,591    $(370)  $2,221
                                                 ======    =====   ======



__________________
(1) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(2) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provision for loan losses for the quarter ended March 31, 2001 was $1,635,000, compared to $110,000 for the quarter ended
March 31, 2000. The reason for the substantially larger provision was the recently discovered deterioration of the Bank's collateral position on two particular large borrowing relationships.

Noninterest Income

     Total noninterest income increased $458,000, or 56.4%, from $812,000 during the first quarter of 2000 to $1,270,000 during the first quarter of 2001.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $679,000 during the first three months of 2000 to $874,000 during the first three months of 2001, a $195,000, or 28.7%, increase. The increase was due to the Bank Mergers.

     Trust fees from the operation of the trust department of the Bank increased $81,000, or 120.9%, from $67,000 during the first three months of 2000 to $148,000 during the same period in 2001, as a result of the purchase of the management of approximately $33,000,000 in trust assets from another trust company during the fourth quarter of 2000.

     Other income is the sum of several components of noninterest income including other customer service fees, brokerage service fees, credit and debit card income, safe deposit box rental income and other sources of miscellaneous income. Other income increased $182,000, or 275.8%, from $66,000 during the first quarter of 2000 to $248,000 during the first quarter of 2001, due to the Bank Mergers and the receipt of a $48,000 franchise tax refund during the first quarter of 2001.

Noninterest Expenses

     Total noninterest expenses increased $3,366,000, or 94.0%, from $3,579,000 during the first quarter of 2000 to $6,945,000 during the first quarter of 2001.

     Salaries and employee benefits increased $1,364,000, or 90.9%, from $1,501,000 for the first quarter of 2000 to $2,865,000 for the corresponding period of 2001. The increase was a result of the Bank Mergers.

     Amortization of intangible assets increased $854,000, or 508.3%, from $168,000 for the first quarter of 2000 to $1,022,000 for the first quarter of 2001. The increase is due to the Acquisition and the Bank Mergers. Unamortized intangible assets increased from $9,746,000 immediately prior to the Acquisition to $48,156,000 at March 31, 2001.

     Net occupancy expense was $465,000 for the first three months of 2001, an increase of $181,000, or 63.7%, from the $284,000 in expense recorded during the first three months of 2000. The increase was primarily a result of the Bank Mergers.

     Equipment expense increased from $287,000 for the first quarter of 2000 to $459,000 for the corresponding period in 2001, representing an increase of $172,000, or 59.9%. The increase was due to the Bank Mergers.

     Professional fees, which include legal, accounting and other professional fees, increased $169,000, or 136.3%, from $124,000 during the first quarter of 2000 to $293,000 during the same period of 2001, due primarily to an increase in accounting fees associated with various regulatory filings that were required as a result of the Bank Mergers and the filing of the Company's final federal income tax return.

     Distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures totaled $276,000 for the first quarter of 2000 and $280,000 for the first quarter of 2001, an increase of $4,000, or 1.4%. The increase was due to the accretion into expense of the purchase accounting discount recorded on the Company's Trust Preferred Securities in connection with the Acquisition.

     Communication expense increased $138,000, or 170.4%, from $81,000 for the first quarter of 2000 to $219,000 for the first quarter of 2001. The increase was due to a greater amount of voice and data communication capacity necessary for the increased number of Bank branch locations as a result of the Bank Mergers.

     Stationery, printing and supplies expense increased $48,000, or 34.5%, from $139,000 for the first three months of 2000 to $187,000 for the first three months of 2001. The increase is due to the Bank Mergers.

     Data processing expense increased $141,000, or 327.9%, from $43,000 for the first quarter of 2000 to $184,000 for the first quarter of 2001. The increase is due to several data processing conversions that were performed as a result of the Acquisition and the Bank Mergers and the fact that State National outsources the data processing function as opposed to the Company which had an in-house data processing system prior to the Acquisition.

     Advertising and business development expense increased $86,000, or 159.3%, from $54,000 during the first quarter of 2000 to $140,000 during the first quarter of 2001 due to the Bank Mergers and the more aggressive advertising and public relations campaign employed by State National as compared to the Company prior to the Acquisition.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net revenues of $21,000 during the first quarter of 2001 and net costs of $6,000 during the first quarter of 2000. The net revenue recorded during the first quarter of 2001 was a result of a gain of approximately $30,000 on the sale of other real estate during that time period.

     Merger-related expense decreased from $209,000 during the first quarter of 2000 to $51,000 during the first quarter of 2001. The first quarter 2000 amount related to the Acquisition, while the first quarter 2001 amount related to the Lubbock Merger.

     Other noninterest expense includes, among many other items, postage, loan and collection expenses, armored car and courier services, travel, insurance, ATM transaction expenses, regulatory examinations, franchise taxes, dues and subscriptions, Federal Deposit Insurance Corporation ("FDIC") insurance expense and directors' fees. These expenses increased $394,000, or 96.8%, from $407,000 for the first quarter of 2000 to $801,000 for the first quarter of 2001 primarily as a result of the Bank Mergers.

Federal Income Taxes

     The Company recorded a federal income tax benefit of $382,000 for the first quarter of 2001, compared to $253,000 in federal income tax expense in the first quarter of 2000. The benefit recorded during the first quarter of 2001 was due to the increased provision for loan losses, which was offset somewhat by the increased amortization of goodwill that is not deductible for tax purposes.

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

Analysis of Financial Condition
-------------------------------

Assets

     Total assets decreased $10,146,000, or 1.5%, from $697,196,000 at December 31, 2000, to $687,050,000 at March 31,
2001, due to decreases in noninterest-bearing demand deposits and interest-bearing demand deposits during the first three months of 2001. These decreases were somewhat offset by an increase in interest-bearing time deposits.

Cash and Cash Equivalents

     The amount of cash and cash equivalents decreased
$36,960,000, or 43.4%, from $85,185,000 at December 31, 2000, to
$48,255,000 at March 31, 2001, due primarily to purchase of short-term investment securities during the first quarter of 2001.

Securities

     Securities increased $45,013,000, or 25.4%, from $177,183,000 at December 31, 2000, to $222,196,000 at March 31,
2001. The increase in the first quarter of 2001 was due to the reason noted above. Effective January 1, 2001, the Bank adopted provisions of Financial Accounting Statement No. 133 permitting the reclassification of securities classified as held-to-maturity to the available-for-sale category.

     The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having maturities of five years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. All securities, totaling $222,196,000, are classified as available-for-sale and are carried at fair value at March 31, 2001. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At March 31, 2001, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $44,270,000, or 19.9% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.



                                     March 31, 2001  December 31, 2000
                                    ---------------  -----------------
                                     Amount      %    Amount      %
                                    ---------  ----- --------  -------
                                          (Dollars in thousands)
Carrying value:
U.S. Treasury securities and
 obligations of U.S. Government
 agencies and corporations           $164,580    74.1% $129,040    72.8%
Mortgage-backed securities and
 collateralized mortgage
 obligations                           46,096    20.7    36,671    20.7
Obligations of states and
 political subdivisions                 8,377     3.8     8,334     4.7
Other securities                        3,142     1.4     3,138     1.8
                                     --------   -----  --------   -----

Total carrying value of securities   $222,196   100.0% $177,183   100.0%
                                     ========   =====  ========   =====

Total fair value of securities       $222,196          $177,161
                                     ========          ========



     The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change.

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at March 31, 2001. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of securities classified as held-to-maturity is their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.


                                                           Estimated  Weighted
Type and Maturity Grouping at         Principal  Carrying    Fair      Average
March 31, 2001                         Amount     Value      Value      Yield
------------------------------------  ---------- --------- ---------- --------
                                               (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S. Government
 agencies and corporations:
  Within one year                       $ 77,145  $ 77,116  $ 77,116    5.22%
  After one but within five years         67,460    69,340    69,340    6.79
  After five but within ten years         17,470    18,124    18,124    6.39
                                        --------  --------  --------    ----
   Total U.S. Treasury securities and
    obligations of U.S. Government
    agencies and corporations            162,075   164,580   164,580    6.01
                                        --------  --------  --------    ----
Mortgage-backed securities and
 collateralized mortgage obligations      45,669    46,096    46,096    6.48
                                        --------  --------  --------    ----

Obligations of states and political
 subdivisions:
  Within one year                          1,525     1,543     1,543    6.99
  After one but within five years          4,660     4,819     4,819    7.01
  After five but within ten years          1,825     1,885     1,885    6.94
  After ten years                            120       130       130    8.02
                                        --------  --------  --------    ----
    Total obligations of states and
     political subdivisions                8,130     8,377     8,377    6.99
                                        --------  --------  --------    ----

Other securities:
 Within one year                               0         0         0      --
 After one but within five years               0         0         0      --
 After five but within ten years               0         0         0      --
 After ten years                           3,142     3,142     3,142    4.50
                                        --------  --------  --------    ----
   Total other securities                  3,142     3,142     3,142    4.50
                                        --------  --------  --------    ----

    Total securities                    $219,016  $222,196  $222,196    6.12%
                                        ========  ========  ========    ====





Loan Portfolio

     Total loans, net of unearned income, decreased $23,734,000, or 6.5%, from $366,933,000 at December 31, 2000, to $343,199,000 at March 31, 2001. The decrease during the first quarter of 2001 was a result of a decrease in commercial and agriculture-related loans.

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

     The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                    March 31,  December 31,
                                      2001        2000
                                   ----------  ------------
                                         (In thousands)

            Real estate loans       $132,633     $127,510
            Commercial loans         123,143      127,205
            Loans to individuals      49,757       53,308
            Other loans               37,757       59,036
                                    --------     --------
             Total loans             343,290      367,059
            Less unearned income          91          126
                                    --------     --------

               Loans, net of
                unearned income     $343,199     $366,933
                                    ========     ========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at March 31, 2001, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at March 31, 2001.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at March 31, 2001. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                               One to    Over     Total
                     One Year   Five     Five    Carrying
                     and Less   Years    Years    Value
                     --------  -------  -------  --------
                                (In thousands)
Real estate loans    $ 51,889  $68,324  $12,420  $132,633
Commercial loans       97,933   23,989    1,221   123,143
Other loans            35,231    2,449       77    37,757
                     --------  -------  -------  --------

  Total loans        $185,053  $94,762  $13,718  $293,533
                     ========  =======  =======  ========

With fixed interest
 rates               $ 38,865  $91,153  $12,864  $142,882
With variable
 interest rates       146,188    3,609      854   150,651
                     --------  -------  -------  --------

Total loans          $185,053  $94,762  $13,718  $293,533
                     ========  =======  =======  ========

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

     The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $9,256,000, or 2.70% of loans, net of unearned income, at March 31, 2001, compared to $8,379,000, or 2.28% of loans, net of unearned income, at December 31, 2000.

     Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $829,000 in loans during the first quarter of 2001. Recoveries during the first quarter of 2001 were $71,000.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters ended March 31, 2001 and 2000.

                                             March 31,
                                      ----------------------
                                        2001        2000
                                      ---------   ----------
                                      (Dollars in thousands)
Analysis of allowance for possible
 loan losses:
Balance, at January 1                 $  8,379    $   1,833
 Provision for loan losses               1,635          110
                                      --------    ---------
                                        10,014        1,943
                                      --------    ---------
Loans charged off:
 Real estate loans                           0            0
 Commercial loans                          470           29
 Loans to individuals                      234           74
 Other loans                               125            6
                                      --------    ---------
  Total charge-offs                        829          109
                                      --------    ---------
Recoveries of loans previously
 charged off:
 Real estate loans                           0            0
 Commercial loans                           31            5
 Loans to individuals                       40           26
 Other loans                                 0            1
                                      --------    ---------
  Total recoveries                          71           32
                                      --------    ---------
   Net loans charged off                   758           77
                                      --------    ---------

Balance, at March 31                  $  9,256    $   1,866
                                      ========    =========

Average loans outstanding, net of
 unearned income                      $355,571    $ 186,162
                                      ========    =========
Ratio of net loan charge-offs to
 average loans outstanding, net of
 unearned income (annualized)             0.85%        0.17%
                                      ========    =========
Ratio of allowance for possible loan
 losses to total loans, net of
 unearned income, at March 31             2.70%        1.00%
                                      ========    =========

     The increase in the balance of the allowance from March 31, 2000, to March 31, 2001, are primarily due to the recording of an additional $3,028,000 in allowance through purchase accounting adjustments in connection with the Acquisition, the fact that UB&T had $1,562,000 in allowance at the date of the Acquisition, the fact that the Lubbock Bank had $1,481,000 in allowance at December 31, 2000, and the $1.6 million provision that was made during the first quarter of 2001.

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

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at March 31, 2001, and December 31, 2000.


                                  March 31, 2001                December 31, 2000
                          -------------------------------  ----------------------------
                                            Percent of                     Percent of
                             Amount of       Loans by       Amount of       Loans by
                             Allowance      Category to     Allowance     Category to
                           Allocated to    Loans, Net of   Allocated to  Loans, Net of
                             Category     Unearned Income    Category   Unearned Income
                          --------------  ---------------  ------------ ---------------
                                             (Dollars in thousands)
Real estate loans               $  931         38.6%            $  685         34.7%
Commercial loans                 4,140         35.9              3,434         34.7
Loans to individuals               796         14.5              1,248         14.5
Other loans                      2,865         11.0              1,819         16.1
                          --------------  --------------   ------------   -------------
 Total allocated                 8,732        100.0%             7,186        100.0%
                                          ==============                  =============
 Unallocated                       524                           1,193
                          --------------                   ------------
  Total allowance for
   possible loan losses         $9,256                           $8,379
                          ==============                   ============


Loan Review Process

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are usually in the process of being charged off. At March 31, 2001, substandard loans totaled $14,946,000, of which $4,666,000 were loans designated as nonaccrual or 90 days past due.
Doubtful loans totaled $2,364,000 of which $2,157,000 were designated as nonaccrual or 90 days past due. There were no loans designated as loss at March 31, 2001. Substandard and doubtful loans at December 31, 2000, were $15,082,000 and $1,742,000, respectively.

     In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. At March 31, 2001, watch list loans totaled $4,185,000. Substantially all of the loans on the watch list at March 31, 2001, were current and paying in accordance with loan terms. "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at March 31, 2001, and December 31, 2000.

                                  March 31,   December 31,
                                    2001         2000
                                  ----------  -----------
                                       (In thousands)

      Nonaccrual loans              $ 7,334     $3,337
      Accruing loans contractually
       past due over 90 days          3,900      2,572
      Restructured loans                 64        119
      Other real estate and other
       repossessed assets               841        576
                                    -------     ------

      Total nonperforming assets    $12,139     $6,604
                                    =======     ======

     The gross interest income that would have been recorded during the first quarter of 2001 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $108,000. No interest income was actually recorded
(received) on loans that were on nonaccrual during the first quarter of 2001.

     A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The Company does not believe it has any potential problem loans other than those reported in the above table or those included on the watch list as discussed above.

Intangible Assets

     Intangible assets decreased $1,020,000, or 2.1%, from $49,176,000 at December 31, 2000, to $48,156,000 at March 31,
2001. This decrease was due entirely to core deposit intangible and goodwill amortization expense recorded during the first quarter of 2001.

Premises and Equipment

     Premises and equipment increased $171,000, or 1.1%, during the first quarter of 2001, from $15,855,000 at December 31, 2000, to $16,026,000 at March 31, 2001. The increase was due to the purchase of additional software and equipment. This increase was partially offset by depreciation expense of $359,000 which was recorded during the first quarter of 2001.

Accrued Interest Receivable

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $1,902,000, or 23.7%, from $8,014,000 at December 31, 2000, to $6,112,000 at March 31, 2001. The decrease was primarily a result of a decrease in loans, primarily agricultural, on which significant principal and interest payments are normally received after December 31. Of the total balance at March 31, 2001, $3,924,000, or 64.2%, was interest accrued on loans and $2,188,000, or 35.8%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 2000, were $5,568,000, or 69.5%, and $2,446,000, or 30.5%, respectively.

Other Real Estate and Other Repossessed Assets

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At March 31, 2001, and December 31, 2000, other real estate and other repossessed assets had an aggregate book value of $841,000 and $576,000, respectively. Other real estate and other repossessed assets increased $265,000, or 46.0%, during the first three months of 2001, due to the repossession of one parcel of real estate. Of the March 31, 2001, balance, $714,000 represented six commercial and agricultural properties and $127,000 represented nineteen repossessed vehicles and other equipment.

Other Assets

     The balance of other assets increased $8,868,000, or 334.3%, to $11,521,000 at March 31, 2001, from $2,653,000 at December 31,
2000, as a result of the purchase of bank owned life insurance on various officers of the Bank.

Deposits

     The Bank's lending and investing activities are funded almost entirely by core deposits, 46.7% of which are demand, savings and money market deposits at March 31, 2001. Total deposits decreased $5,424,000, or 0.9%, from $592,971,000 at
December 31, 2000, to $587,547,000 at March 31, 2001. The
decrease was due to decreases in noninterest-bearing and interest-bearing demand deposits. These decreases were partially offset by an increase in time deposits. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters ended March 31, 2001 and 2000.

                                                Quarter Ended March 31,
                                         -------------------------------------
                                                2001                2000
                                         ------------------  -----------------
                                          Average   Average  Average   Average
                                          Amount      Rate    Amount     Rate
                                         ---------  -------  -------   -------
                                                 (Dollars in thousands)
Noninterest-bearing demand deposits       $ 95,214     --%   $ 59,545      --%
Interest-bearing demand, savings and
 money market deposits                     186,976   2.71     103,082    2.04
Time deposits of less than $100,000        195,872   5.95     104,198    5.05
Time deposits of $100,000 or more          116,429   6.19      52,023    5.27
                                          --------  -----    --------    ----

    Total deposits                        $594,491   4.03%   $318,848    3.17%
                                          ========  =====    ========    ====



     The maturity distribution of time deposits of $100,000 or more at March 31, 2001, is presented below.

                            At March 31, 2001
                          ---------------------
                             (In thousands)
3 months or less               $  27,891
Over 3 through 6 months           33,091
Over 6 through 12 months          44,508
Over 12 months                    14,807
                             ----------------

Total time deposits of
 $100,000 or more              $ 120,297
                             ================

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At March 31, 2001, and December 31, 2000, deposits of $100,000 or more represented approximately 17.5% and 15.5%, respectively, of the Company's total assets.

Accrued Interest Payable

     Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $133,000, or 5.3%, from $2,491,000 at December 31,
2000, to $2,358,000 at March 31, 2001, due to a decrease in interest rates being paid on interest-bearing deposits during the first quarter of 2001.

Other Liabilities

     The most significant components of other liabilities are amounts accrued for various types of expenses and current and deferred federal income taxes payable. The balance of other liabilities decreased $3,993,000, or 45.1%, from $8,846,000 at December 31, 2000, to $4,853,000 at March 31, 2001, primarily due to the reclassification of the Company's deferred tax asset against its deferred tax liability at March 31, 2001.

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

     The Company's ratios of interest-sensitive assets to interest-sensitive liabilities, as shown in the following tables, are 93.1% at the 90-day interval, 82.7% at the 180-day interval and 74.7% at the 365-day interval at March 31, 2001. Currently, the Company is in a liability-sensitive position at the three intervals. However, the Company had $181,793,000 of interest-bearing demand, savings and money market deposits at March 31, 2001, on which, from the Company's experience, interest rates change more slowly. Therefore, excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 124.9% at March 31, 2001. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at March 31, 2001.




                                                                   Volumes
                                     Cumulative Volumes           Subject to
                                 Subject to Repricing Within      Repricing
                              ----------------------------------    After
                                90 Days    180 Days    365 Days    1 Year      Total
                              ----------  ---------- ----------- ----------- ----------
                                             (Dollars in thousands)
Interest-earning assets:
 Federal funds sold           $  16,201   $  16,201   $   16,201  $     --  $  16,201
 Securities                      82,666      96,449      123,894    98,302    222,196
 Loans, net of unearned
  income                        161,354     173,391      197,847   145,352    343,199
                              ---------   ---------   ----------  --------  ---------
   Total interest-earning
    assets                      260,221     286,041      337,942   243,654    581,596
                              ---------   ---------   ----------  --------  ---------

Interest-bearing
 liabilities:
 Demand, savings and money
  market deposits               181,793     181,793      181,793        --    181,793
 Time deposits                   97,837     163,944      270,572    42,882    313,454
                              ---------   ---------   ----------  --------  ---------
  Total interest-bearing
   liabilities                  279,630     345,737      452,365    42,882    495,247
                              ---------   ---------   ----------  --------  ---------

Rate-sensitivity gap (1)      $ (19,409)  $ (59,696)  $ (114,423) $200,772  $  86,349
                              =========   =========   ==========  ========  =========

Rate-sensitivity ratio (2)         93.1%       82.7%        74.7%
                              =========   =========   ==========


_________________
(1)	Rate-sensitive interest-earning assets less rate-sensitive interest-bearing
	liabilities.
(2)	Rate-sensitive interest-earning assets divided by rate-sensitive interest-
 	bearing liabilities.

Selected Financial Ratios

     The following table presents selected financial ratios
(annualized) for the quarters ended March 31, 2001 and 2000.

                                           Quarter Ended
                                             March 31,
                                          ---------------
                                           2001     2000
                                          -------  ------
Net income (loss) to:
 Average assets                           (0.62)%   0.55%
 Average interest-earning assets          (0.73)    0.63
 Average stockholder's equity             (5.26)    7.69
Dividend payout (1) to:
 Net income                                N/A     27.59
 Average stockholder's equity              N/A      2.12
Average stockholder's equity to:
 Average total assets                     11.74     7.13
 Average loans (2)                        23.03    13.78
 Average total deposits                   13.77     8.04
Average interest-earning assets to:
 Average total assets                     84.95    87.64
 Average total deposits                   99.67    98.83
 Average total liabilities                97.99    98.19
Ratio to total average deposits of:
 Average loans (2)                        59.81    58.39
 Average noninterest bearing deposits     16.02    18.68
 Average interest-bearing deposits        83.98    81.32
Total interest expense to total
 interest income                          50.58    41.09
Efficiency Ratio (3)                      79.54    70.55
__________________
(1)  Dividends on Common Stock only.
(2)  Before allowance for possible loan losses.
(3) Calculated as a noninterest expense less distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures, amortization of intangibles and expenses related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

Liquidity

The Bank

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $35,888,000 during the first quarter of 2001 and $20,483,000 during the first quarter of 2000. These amounts comprised 5.1% and 5.7% of average total assets during the first three months of 2001 and 2000, respectively. The average level of securities, interest-earning time deposits in other banks and federal funds sold was $236,984,000 during the first quarter of 2001 and $128,950,000 during the first quarter of 2000. The increase in average balances from the first quarter of 2000 to the first quarter of 2001 was primarily due to the Bank Mergers.

     No securities were sold during the quarter ended March 31, 2001. A total of $2,000,000 of securities classified as available-for-sale were sold during the quarter ended March 31, 2000. At March 31, 2001, $78,659,000, or 44.7%, of the Company's
securities portfolio, excluding mortgage-backed securities, matured within one year and $74,159,000, or 42.1%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates. At March 31, 2001, approximately $197,847,000, or 57.6%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $189,516,000, or 64.6%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition-Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the first quarter of 2001, the Company's average deposits were $594,491,000 or 85.2% of average total assets, compared to $318,848,000, or 88.7% of average total assets, during the first quarter of 2000. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition-Deposits" above.

The Company

     The Company depends on the Bank for liquidity in the form of cash flow, primarily to meet distribution requirements on Independent Capital Trust's Trust Preferred Securities and to cover other operating expenses. Prior to the Acquisition, this cash flow came from three sources: (1) dividends resulting from earnings of the Bank, (2) current tax liabilities generated by the Bank and (3) management and service fees for services performed for the Bank. Subsequent to the Acquisition, the Company ceased charging management fees to the Bank.

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the first quarter of 2001 and 2000 were $700,000 and $450,000, respectively; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $709,000 and $459,000 during the same time periods of 2001 and 2000, respectively. At March 31, 2001, there were no dividends available for payment to Independent Financial by the Bank without regulatory approval.

     There were no current tax liabilities generated by the Bank during the first quarter of 2001 due to the pre-tax loss incurred by the Bank. The payment of current tax liabilities generated by the Bank and management and service fees constituted 46.8% and 4.0%, respectively, of the Company's cash flow during the first quarter of 2000. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $446,000 were paid by the Bank to the Company during the first three months of 2000.

     Prior to the Acquisition, the Bank paid management fees to the Company for services performed. These services included, but were not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $38,000 in management fees to the Company in the first quarter of 2000. The Company's fees had to be reasonable in relation to the management services rendered, and the Bank was prohibited from paying management fees to the Company if the Bank would have been undercapitalized after any such distribution or payment.

Capital Resources

     At March 31, 2001, stockholder's equity totaled $81,311,000, or 11.8% of total assets, compared to $81,984,000, or 11.8% of total assets, at December 31, 2000.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least

6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity and qualifying guaranteed preferred beneficial interests in the Company's subordinated debentures, reduced by intangible assets, net of the deferred tax liability associated with the core deposit intangible, and any deferred tax asset disallowed for regulatory capital purposes. For the Company, Tier 2 capital is comprised of the remainder of the guaranteed preferred beneficial interests in the Company's subordinated debentures not qualifying for Tier 1 capital and the qualifying amount of the allowance for possible loan losses.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at March 31, 2001.

The Company                                        March 31, 2001
                                                   --------------
                                                   (In thousands)
Tier 1 capital:
 Common stockholder's equity, excluding unrealized
   gain on available-for-sale securities              $ 78,589
 Qualifying guaranteed preferred beneficial
   interests in the Company's subordinated
   debentures (1)                                       10,907
 Intangible assets, net of deferred tax liability
   associated with the core deposit intangible         (43,206)
 Deferred tax asset disallowed for regulatory
   capital purposes                                     (1,305)
                                                      --------
   Total Tier 1 capital                                 44,985
                                                      --------

Tier 2 capital:
 Allowance for possible loan losses (2)                  4,802
                                                      --------
   Total Tier 2 capital                                  4,802
                                                      --------

    Total capital                                     $ 49,787
                                                      ========

Net risk-weighted assets                              $379,739
                                                      ========

Adjusted quarterly average assets                     $652,621
                                                      ========


                                                      Actual
                                           Well      Ratios at
                            Regulatory  Capitalized  March 31,
The Company                  Minimum      Minimum      2001
-----------                 ----------  ----------- ----------

Tier 1 capital to net risk-
 weighted assets ratio         4.00%       6.00%       11.85%
Total capital to net risk-
 weighted assets ratio         8.00       10.00        13.11
Leverage ratio                 4.00        5.00         6.89

The Bank
--------

Tier 1 capital to net risk-
 weighted assets ratio         4.00%       6.00%       12.03%
Total capital to net risk-
 weighted assets ratio         8.00       10.00        13.30
Leverage ratio                 4.00        5.00         6.99
__________________
(1) Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement
Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized,"
"adequately capitalized," "undercapitalized,"
"significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at March
31, 2001.

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

                           PART II

                      OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Estate of Harry V. Howard, Deceased, has a lawsuit pending against the Bank (as successor to First State Bank of Odessa, N.A.), (John and Billy Neal Storie v. First
State Bank of Odessa, N.A., Odessa, Texas, Cause No. 22080-
B) in the 104th District Court for Taylor County, Texas.
The plaintiffs' lawsuit relates to the Bank's management of the Harry V. Howard Trust. The lawsuit alleges that the Bank, in its capacity as trustee of this testamentary trust, failed to adequately oversee the trust assets and allowed waste to occur to the trust principal.
Additionally, the lawsuit alleges that the Bank made inappropriate distributions to the current beneficiary of the trust. The lawsuit also alleges, among other things, other general acts of mismanagement and breach of fiduciary duty. The lawsuit seeks actual and exemplary damages in excess of $10,000,000, as well as pre and post-judgment interest and attorneys' fees. The Bank denies any allegations made in the petition and intends to vigorously defend this suit.

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

     None

Item 3.   Defaults upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

     None

Item 5.   Other Information.

     Effective May 15, 2001, Bryan W. Stephenson, the
President, Chief Executive Officer and a Director of the
Company, and Vice Chairman of the Board and a Director of the Bank, will no longer be a director, officer or employee of the Company or the Bank. Effective May 31, 2001, Randal N. Crosswhite, the Chief Financial Officer and a Director of the Company, and Director of the Bank, will no longer be a director, officer or employee of the Company or the Bank.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          Current Report on Form 8-K/A dated January 29, 2001, amending the Current Report on Form 8-K dated November 28, 2000, reporting the merger of United Bank & Trust and First State Bank, N.A., to provide audited and pro forma Financial Statements of United Bank & Trust, Abilene, Texas.

          Current Report on Form 8-K dated March 23, 2001 reporting the merger by and between State National
          Bank of West Texas, Abilene, Texas and State
          National Bank of West Texas.

          Current Report on Form 8-K/A dated May 11, 2001, amending the Current Report on Form 8-K dated March 23, 2001 reporting the merger by and between State National Bank of West Texas, Abilene, Texas and State National Bank of West Texas.

                            SIGNATURE


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 15, 2001           Independent Bankshares, Inc.
                              (Registrant)



                         By:  /s/Don E. Cosby
                              -------------------------
                              Don E. Cosby
                              Executive Vice President



                         By:  /s/Randal N. Crosswhite
                              --------------------------
                              Randal N. Crosswhite
                              Chief Financial Officer