Form 10-Q
period 2001-06-30
INDEPENDENT BANKSHARES INC
filed 2001-08-13
CIK 318870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 0-10196

                          INDEPENDENT BANKSHARES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                      Texas                                 75-1717279
                      -----                                 ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                  1617 Broadway
                  P.O. Box 5240
                 Lubbock, Texas                                79408
                 --------------                                -----
    (Address of principal executive offices)                (Zip Code)

                                 (806) 749-1850
                                 --------------
              (Registrant's telephone number, including area code)

            547 Chestnut Street, P.O. Box 3296, Abilene, Texas 79604
            --------------------------------------------------------
                         (Former address of Registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES /X/  NO / /

              Indicate the number of shares outstanding of each of the issuer's classes of common stock at June 30, 2001.
                  Class: Common Stock, par value $0.25 per share Outstanding at June 30, 2001: 2,273,647 shares

                                     PART I

                              FINANCIAL INFORMATION


Item 1. Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     2001               2000
                                                                                ---------------   -----------------
ASSETS                                                                             UNAUDITED           AUDITED
Cash and Cash Equivalents:
   Cash and Due from Banks                                                      $    29,896,000   $     45,415,000
   Interest-earning Time Deposits                                                       502,000            500,000
   Federal Funds Sold                                                                80,725,000         39,270,000
                                                                                ---------------    ---------------
       Total Cash and Cash Equivalents                                              111,123,000         85,185,000
                                                                                ---------------   ----------------
Securities:
   Available-for-sale                                                               173,941,000        163,666,000
   Held-to-maturity                                                                           0         13,517,000
                                                                                ---------------   ----------------
       Total Securities                                                             173,941,000        177,183,000
                                                                                ---------------   ----------------
Loans:
   Total Loans                                                                      313,630,000        367,059,000
   Less:
     Unearned Income on Installment Loans                                                58,000            126,000
     Allowance for Possible Loan Losses                                               5,387,000          8,379,000
                                                                                ---------------   ----------------
       Net Loans                                                                    308,185,000        358,554,000
                                                                                ---------------   ----------------
Intangible Assets                                                                    47,043,000         49,176,000
Premises and Equipment                                                               16,103,000         15,855,000
Accrued Interest Receivable                                                           4,930,000          8,014,000
Other Real Estate and Other Repossessed Assets                                          929,000            576,000
Other Assets                                                                         11,699,000          2,653,000
                                                                                ---------------   ----------------
           Total Assets                                                         $   673,953,000   $    697,196,000
                                                                                ===============   ================
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Deposits:
   Noninterest-bearing Demand Deposits                                          $    97,075,000   $    100,795,000
   Interest-bearing Demand Deposits                                                 184,075,000        188,952,000
   Interest-bearing Time Deposits                                                   295,457,000        303,224,000
                                                                                ---------------   ----------------
       Total Deposits                                                               576,607,000        592,971,000
Fed Funds Purchased and Securities Sold Under
   Agreement to Repurchase                                                              119,000                  0
Accrued Interest Payable                                                              2,114,000          2,491,000
Other Liabilities                                                                     5,181,000          8,846,000
                                                                                ---------------   ----------------
         Total Liabilities                                                          584,021,000        604,308,000
                                                                                ---------------   ----------------
Guaranteed Preferred Beneficial Interests in the
   Company's Subordinated Debentures                                                 10,911,000         10,904,000
                                                                                ---------------   ----------------
Stockholder's Equity:
Common Stock                                                                            568,000            568,000
Additional Paid-in Capital                                                           80,961,000         81,079,000
Retained Earnings (Deficit)                                                          (5,230,000)        (1,281,000)
Accumulated Other Comprehensive Income                                                2,722,000          1,618,000
                                                                                ---------------   ----------------
         Total Stockholder's Equity                                                  79,021,000         81,984,000
                                                                                ---------------   ----------------
           Total Liabilities and Stockholder's Equity                           $   673,953,000   $    697,196,000
                                                                                ===============   ================

          See Accompanying Notes to Consolidated Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                SIX MONTH PERIOD
                                                            QUARTER ENDED JUNE 30,                ENDED JUNE 30,
                                                       -------------------------------   ------------------------------
                                                                         (PREDECESSOR)                    (PREDECESSOR)
                                                                          (SEE NOTE 2)                     (SEE NOTE 2)
                                                            2001              2000            2001            2000
                                                       --------------    -------------   --------------   -------------
Interest Income:
   Interest and Fees on Loans                          $    6,854,000    $   4,368,000   $   14,873,000   $   8,714,000
   Interest on Securities                                   2,642,000        1,498,000        5,604,000       3,056,000
   Interest on Deposits in Other Banks                          7,000                0           14,000               0
   Interest on Federal Funds Sold                             842,000          375,000        1,693,000         621,000
                                                       --------------    -------------   --------------   -------------
     Total Interest Income                                 10,345,000        6,241,000       22,184,000      12,391,000
                                                       --------------    -------------   --------------   -------------
Interest Expense:
   Interest on Deposits                                     5,296,000        2,608,000       11,283,000       5,135,000
   Interest on Federal funds Purchased and
     Securities sold under Agreements to
     Repurchase                                                 1,000                0            2,000               0
                                                       --------------    -------------   --------------   -------------
     Total Interest Expense                                 5,297,000        2,608,000       11,285,000       5,135,000
                                                       --------------    -------------   --------------   -------------
       Net Interest Income                                  5,048,000        3,633,000       10,899,000       7,256,000
   Provision for Loan Losses                                2,930,000          400,000        4,565,000         510,000
                                                       --------------    -------------   --------------   -------------
         Net Interest Income After
           Provision for Loan Losses                        2,118,000        3,233,000        6,334,000       6,746,000
                                                       --------------    -------------   --------------   -------------
Noninterest Income:
   Service Charges                                            860,000          649,000        1,734,000       1,328,000
   Trust Fees                                                 120,000           50,000          268,000         117,000
   Other Income                                               379,000           54,000          627,000         120,000
                                                       --------------    -------------   --------------   -------------
     Total Noninterest Income                               1,359,000          753,000        2,629,000       1,565,000
                                                       --------------    -------------   --------------   -------------
Noninterest Expenses:
   Salaries and Employee Benefits                           2,690,000        1,509,000        5,555,000       3,010,000
   Net Occupancy Expense                                      431,000          293,000          896,000         577,000
   Equipment Expense                                          497,000          302,000          956,000         589,000
   Distributions on Guaranteed Preferred
     Beneficial Interests in the Company's
     Subordinated Debentures                                  279,000          276,000          559,000         552,000
   Amortization of Intangible Assets                        1,022,000          167,000        2,044,000         335,000
   Merger-related Expense                                           0          102,000           51,000         311,000
   Stationery, Printing and Supplies Expense                  136,000          155,000          323,000         294,000
   Professional Fees                                          259,000          118,000          552,000         242,000
   Communication Expense                                      224,000           79,000          443,000         160,000
   Data Processing Expense                                    153,000           39,000          337,000          82,000
   Advertising and Business Development
     Expense                                                  140,000           55,000          280,000         109,000
   Net Costs (Revenues) Applicable to Other Real
      Estate and Other Repossessed Assets                       9,000           11,000          (12,000)         17,000
   Other Expenses                                             802,000          401,000        1,603,000         808,000
                                                       --------------    -------------   --------------   -------------
     Total Noninterest Expenses                             6,642,000        3,507,000       13,587,000       7,086,000
                                                       --------------    -------------   --------------   -------------
         Income (Loss) Before Federal Income
           Taxes                                           (3,165,000)         479,000       (4,624,000)      1,225,000
   Federal Income Tax Expense (Benefit)                      (993,000)         169,000       (1,375,000)        422,000
                                                       ---------------   -------------   ---------------  -------------
              Net Income (Loss)                            (2,172,000)         310,000       (3,249,000)        803,000
Other Comprehensive Income, Net of Taxes:
   Unrealized Holding Gains on
     Available-for-sale Securities Arising
     During the Period                                              0           71,000        1,104,000         148,000
                                                       --------------    -------------   --------------   -------------
              Comprehensive Income (Loss)              $   (2,172,000)   $     381,000   $   (2,145,000)  $     951,000
                                                       ===============   =============   ===============  =============

          See Accompanying Notes to Consolidated Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2001
                                   (UNAUDITED)

                                                                                              2001            2000
                                                                                         ------------     -------------
                                                                                                          (PREDECESSOR)
                                                                                                           (SEE NOTE 2)
Cash Flows from Operating Activities:
     Net Income (Loss)                                                                  $  (3,249,000)    $     803,000
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
   (Used in) Operating Activities:
     Depreciation and Amortization                                                          2,468,000           701,000
     Provision for Loan Losses                                                              4,565,000           510,000
     Gains on Sales of Securities                                                                   0            (1,000)
     Gains on Sales of Premises and Equipment                                                 (34,000)                0
     Gains on Sales of Other Real Estate and Other Repossessed Assets                         (30,000)                0
     (Gain)/Loss on Sale of Investments                                                         1,000                 0
     Writedown of Other Real Estate and Other Repossessed Assets                               13,000             3,000
     Decrease in Accrued Interest Receivable                                                3,084,000           141,000
     (Increase) in Other Assets                                                            (9,936,000)         (154,000)
     Increase (Decrease) in Accrued Interest Payable                                         (377,000)           23,000
     Increase (Decrease) in Other Liabilities                                              (5,223,000)          152,000
                                                                                        --------------    -------------
         Net Cash Provided by (used in) Operating Activities                               (8,718,000)        2,178,000
                                                                                        --------------    -------------

Cash Flows from Investing Activities:
     Proceeds from Maturities of Available-for-sale Securities                             40,661,000        10,128,000
     Proceeds from Maturities of Held-to-maturity Securities                                        0         3,923,000
     Proceeds from Sales of Available-for-sale Securities                                  59,919,000         3,000,000
     Purchases of Available-for-sale Securities                                           (95,323,000)       (4,891,000)
     Purchases of Held-to-maturity Securities                                                       0        (5,836,000)
     Net Decrease in Loans                                                                 45,769,000         3,033,000
     Proceeds from Sales of Premises and Equipment                                            340,000                 0
     Net Additions to Premises and Equipment                                               (1,312,000)          (79,000)
     Proceeds from Sales of Other Real Estate and Other Repossessed Assets                    547,000           317,000
                                                                                       --------------     -------------
          Net Cash Provided by Investing Activities                                        50,601,000         9,595,000
                                                                                       --------------     -------------

Cash Flows from Financing Activities:
     Decrease in Deposits                                                                 (16,364,000)       (7,541,000)
     Increase in Federal Funds Purchased and Securities Sold
       Under Agreement to Repurchase                                                          119,000                 0
     Advances from Parent Company                                                           1,000,000                 0
     Payment of Cash Dividends                                                               (700,000)         (273,000)
                                                                                       --------------     -------------
          Net Cash Used in Financing Activities                                           (15,945,000)       (7,814,000)
                                                                                       --------------     -------------
Net Increase in Cash and Cash Equivalents                                                  25,938,000         3,959,000
Cash and Cash Equivalents at Beginning of Period                                           85,185,000        38,760,000
                                                                                       --------------     -------------

Cash and Cash Equivalents at End of Period                                             $  111,123,000     $  42,719,000
                                                                                       ==============     =============

Noncash Investing Activities:
     Additions to Other Real Estate and Other Repossessed
          Assets Through Foreclosures                                                  $      884,000     $     309,000

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

(2)      BANK MERGERS

         On October 24, 2000, State National Bancshares, Inc., Lubbock, Texas ("State National"), the Company's parent corporation, contributed its ownership interest in United Bank & Trust, Abilene, Texas ("UB&T") to the Company. The Company, in turn, contributed to Independent Financial Corp., a Delaware subsidiary of the company, all of the capital stock of UB&T. On November 10, 2000, UB&T was merged (the "UB&T Merger") with and into First State Bank, National Association, Abilene, Texas ("First State"), an indirect wholly owned subsidiary of the Company. At the time of the UB&T Merger, the name of the resulting bank was changed to State National Bank of West Texas, Abilene, Texas (the "Abilene Bank"). There was no consideration paid as, prior to the transaction, First State and UB&T were both direct or indirect subsidiaries of State National. The transaction was accounted for similar to a pooling of interests. As a result of the transaction, the balance sheet and results of operations of UB&T have been included in the Company's consolidated financial statements since August 11, 2000, the date of the acquisition of the Company by State National (the "Acquisition"). At August 11, 2000, UB&T had total assets of $112,806,000, total deposits of $93,946,000, total loans of $70,230,000 and total stockholder's equity of $16,729,000.

         On February 28, 2001, State National contributed its ownership interest in State National Bank of West Texas, Lubbock, Texas (the "Lubbock Bank"), an indirect wholly owned subsidiary of State National, to the Company. The Company, in turn, contributed to Independent Financial Corp., a Delaware subsidiary of the Company, all of the capital stock of the Lubbock Bank. On March 9, 2001, the Abilene Bank, an indirect wholly owned subsidiary of the Company, was merged (the "Lubbock Merger") with and into the Lubbock Bank. The Lubbock Bank continued as the surviving entity in the merger (the "Bank") and is an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the transaction, the Abilene Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National. The transaction was accounted for similar to a pooling of interests.

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

         State National accounted for the Acquisition as a purchase business combination and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of the Company subsequent to August 11, 2000. The consolidated financial statements of the Company for the periods ended before August 12, 2000 (predecessor), were prepared using the Company's historical basis of accounting. The comparability of operating results for these periods and the periods encompassing push down accounting is affected by the purchase accounting adjustments, including the amortization of goodwill (straight-line method) and core deposit intangibles (accelerated method) over a period of 20 and 10 years, respectively.

(3)      ACCUMULATED OTHER COMPREHENSIVE INCOME

         An analysis of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 2001 and 2000, is as follows:

                                              Unrealized Gain (Loss) on Available-for-sale Securities
                                          ----------------------------------------------------------------
                                                                                  Six-month Period
                                              Quarter Ended June 30,               Ended June 30,
                                          -------------------------------  -------------------------------
                                                2001            2000            2001             2000
                                          --------------   --------------  --------------   --------------
                                                                   (In thousands)
Balance, beginning of period                 $ 2,722           $  (266)       $ 1,618          $  (343)
Current period change                              0                71          1,104              148
                                          --------------   --------------  --------------   --------------
   Balance, at June 30                       $ 2,722           $  (195)       $ 2,722          $  (195)
                                          ==============   ==============  ==============   ==============

(4)      PENDING ADOPTION OF ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill
[and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income preliminarily estimated to be $2 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet been determined what the effect of these tests will be on the earnings and financial position of the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO INDEPENDENT BANKSHARES, INC. (THE "COMPANY") AND ITS SUBSIDIARIES THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR INFLUENCE, INCLUDING, WITHOUT LIMITATION, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, NONPERFORMING ASSET LEVELS, LOAN CONCENTRATIONS, CHANGES IN INDUSTRY PRACTICES, ONE TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

THE COMPANY

         The Company is a bank holding company headquartered in Lubbock, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas ("State National"). State National acquired the Company at the close of business on August 11, 2000, in an all cash transaction (the "Acquisition"). At June 30, 2001, the Company owned all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owned through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of State National Bank of West Texas, Lubbock, Texas (the "Bank"). At June 30, 2001, the Bank operated full-service banking locations in the Texas cities of Abilene (five locations), Azle (two locations), Bangs, Big Spring, Lubbock (3 locations), Odessa (two locations), Plainview, San Angelo, Stamford, Trent and Winters.

ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis presents the more significant factors affecting the Company's financial condition at June 30, 2001, and December 31, 2000, and results of operations for each of the quarters and six-month periods ended June 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

NET INCOME (LOSS)

         Net loss for the quarter ended June 30, 2001 amounted to $2,172,000 compared to net income of $310,000 for the quarter ended June 30, 2000. Net loss for the six-month period ended June 30, 2001, was $3,249,000 compared to net income of $803,000 for the six-month period ended June 30, 2000. The loss was primarily due to (i) a $2.93 million provision for loan losses that was made in the second quarter, increasing the total provision in the first half of 2001 to $4.57 million, (ii) the increase in the amortization of intangible assets ($855,000 increase in the second quarter of 2001 compared to the same quarter in 2000 and $1,709,000 increase for the first six months of 2001 compared to the same period of 2000) related to the

Acquisition, and (iii) the fact that United Bank & Trust, Abilene, Texas ("UB&T") and the State National Bank of West Texas, Lubbock, Texas (the "Lubbock Bank"), as discussed above were not included in the Company's Predecessor operations for the June 30, 2000, quarter. See "Provision for Loan Losses" herein.

NET INTEREST INCOME

         Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities exceeds interest paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

         Net interest income amounted to $5,048,000 for the second quarter of 2001, an increase of $1,415,000, or 38.9%, from the second quarter of 2000. Net interest income for the second quarter of 2000 was $3,633,000. Net interest income for the first six months of 2001 was $10,899,000, an increase of $3,643,000, or 50.2%, from net interest income of $7,256,000 for the first six months of 2000. The increases in 2001 were primarily due to the addition of interest-earning assets resulting from the merger of UB&T, a wholly owned subsidiary of State National, with and into First State Bank, National Association, a wholly owned subsidiary of the Company, which, at the time of such merger, changed its name to State National Bank of West Texas, Abilene, Texas, (the "Abilene Bank"), and the merger of the Abilene Bank with and into State National Bank of West Texas, Lubbock, Texas (the "Lubbock Bank") (collectively, the "Bank Mergers") partially offset by a decline in net interest margins. The net interest margin on a fully taxable equivalent basis decreased to 3.54% and 3.77% for the second quarter and first six months of 2001, respectively, from 4.68% for the second quarter and the first six months of 2000. The decrease in the net interest margin from the second quarter of 2000 and the first six months of 2001 is due primarily to reductions in the prime interest rate from 9.5% at June 30, 2000 to 6.75% as of June 30, 2001.

         At June 30, 2001, approximately $134,348,000, or 42.8%, of the
Company's total loans, net of unearned income, were loans with floating interest rates. Approximately 50.3% of loans, excluding loans to individuals, which are almost exclusively fixed rate in nature, were loans with floating interest rates thereby subjecting 50.3% of loans, excluding loans to individuals to rapidly declining interest rates. In addition, total loans, net of discount, decreased $53,361,000 since December 31, 2000. The decreases related to loans were offset by increases in yields on securities. Subsequent to the acquisition of the Company, certain investment securities were sold and the proceeds reinvested into higher yielding, longer maturity investments. Thus the security yields for the six month and three-month periods of 2001 are higher than the comparable 2000 period. These net changes caused the yield on interest-earning assets to decrease from 7.94% in the first six months of 2000 to 7.63% in the first six months of 2001. Average overall rates paid for various types of certificates of deposit increased from the first half of 2000 to the first half of 2001. For example, the average rate paid for certificates of deposit less than $100,000 increased from 5.19% for the first half of 2000 to 5.79% for the first half of 2001, while the average rate paid by the Company for certificates of deposit of $100,000 or more also increased from 5.41% during the first six months of 2000 to 6.09% during the first six months of 2001. Rates for certificates of deposits increased for the six month period and three month period of 2001 as compared to the same period in 2000 primarily due to a lag effect in certificate of deposit pricing in an environment of rapidly declining market rates. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, increased from an average of 2.04% during the first half of 2000 to an average of 2.37% during the first half of 2001. These changes caused the Company's overall cost of interest-bearing deposits to increase from 3.99% for the first six months of 2000 to 4.57% for the first six months of 2001.

         The following table presents the average balance sheets of the Company for the quarters and six-month periods ended June 30, 2001 and 2000, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

                                                                      Quarter Ended June 30,
                                                ----------------------------------------------------------------
                                                             2001(1)                             2000
                                                -------------------------------     ----------------------------
                                                              Interest                         Interest
                                                  Average      Income/   Yield/      Average   Income/    Yield/
                                                  Balance     Expense     Rate       Balance   Expense     Rate
                                                ------------  --------  -------     -------  ---------  --------
ASSETS                                                                (Dollars in thousands)
Interest-earning assets:
   Loans, net of unearned income (2)           $ 329,721    $   6,854     8.31%   $  184,810   $   4,368     9.45%
   Securities (3)                                166,101        2,702     6.51       106,537       1,558     5.85
   Interest-earning time deposits in other
     banks                                           502            7     5.58             0           0     0.00
   Federal funds sold                             80,441          842     4.19        24,138         375     6.21
                                               ---------    ---------   ------    ----------   ---------   ------
       Total interest-earning assets             576,765       10,405     7.22       315,485       6,301     7.99
                                               ---------    ---------   ------    ----------   ---------   ------
Noninterest-earning assets:
   Cash and due from banks                        32,132                              18,408
   Intangible assets                              47,274                               9,905
   Premises and equipment                         16,170                               9,589
   Accrued interest receivable
     and other assets                             12,073                               6,229
   Allowance for possible loan losses             (9,210)                             (1,847)
                                               ---------                          ----------
       Total noninterest-earning assets           98,439                              42,284
                                               ---------                          ----------
           Total assets                        $ 675,204                          $  357,769
                                               =========                          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
   Savings and money market deposits           $ 183,460    $     923     2.01%   $  101,339   $     518     2.05%
   Time deposits                                 303,767        4,373     5.76       154,734       2,090     5.40
   Federal funds purchased and securities
     sold under agreements to repurchase             116            1     3.45             0           0     0.00
                                               ---------    ---------   ------    ----------   ---------   ------
       Total interest-bearing liabilities        487,343        5,297     4.35       256,073       2,608     4.08
                                               ---------    ---------   ------    ----------   ---------   ------
Noninterest-bearing liabilities:
   Demand deposits                                95,510                              60,352
   Accrued interest payable and
     other liabilities                             5,263                               2,135
                                               ---------                          ----------
       Total noninterest-bearing liabilities     100,773                              62,487
                                               ---------                          ----------
           Total liabilities                     588,116                             318,560
Guaranteed preferred beneficial interests
   in the Company's subordinated debentures       10,917                              13,000
Stockholder's equity                              76,171                              26,209
                                               ---------                          ----------
              Total liabilities and
                stockholder's equity           $ 675,204                          $  357,769
                                               =========                          ==========

Net interest income                                         $   5,108                          $   3,693
                                                            =========                          =========
Interest rate spread (4)                                                  2.87%                            3.91%
                                                                          ====                             ====
Net interest margin (5)                                                   3.54%                            4.68%
                                                                          ====                             ====

------------------------------
(1) The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of the Lubbock Bank beginning on January 1, 2001
(2) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(3) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

                                                                 Six-Month Period Ended June 30,
                                               -------------------------------------------------------------------
                                                             2001(1)                             2000
                                               -------------------------------    --------------------------------
                                                            Interest                           Interest
                                                Average      Income/    Yield/     Average      Income/    Yield/
                                                Balance      Expense     Rate      Balance      Expense     Rate
                                               ---------    ---------   ------    ----------   ---------   ------
ASSETS                                                                (Dollars in thousands)
Interest-earning assets:
   Loans, net of unearned income (2)           $ 342,646    $  14,873     8.68%   $  185,486   $   8,714     9.40%
   Securities (3)                                170,029        5,726     6.74       109,015       3,174     5.82
   Interest-earning time deposits in
     other banks                                     502           14     5.58             0           0     0
   Federal funds sold                             71,483        1,693     4.74        20,797         621     5.97
                                               ---------    ---------   ------    ----------   ---------   ------
       Total interest-earning assets             584,660       22,306     7.63       315,298      12,509     7.94
                                               ---------    ---------   ------    ----------   ---------   ------
Noninterest-earning assets:
   Cash and due from banks                        34,010                              19,419
   Intangible assets                              47,887                               9,989
   Premises and equipment                         16,020                               9,661
   Accrued interest receivable
     and other assets                             12,151                               6,097
   Allowance for possible loan losses             (8,374)                             (1,825)
                                               ---------                          ----------
       Total noninterest-earning assets          101,694                              43,341
                                               ---------                          ----------
         Total assets                          $ 686,354                          $  358,639
                                               =========                          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
   Savings and money market deposits           $ 185,218    $   2,192     2.37%   $  102,210   $   1,043     2.04%
   Time deposits                                 308,034        9,091     5.90       155,478       4,092     5.26
   Federal funds purchased and securities
     sold under agreement to repurchase               96            2     4.17             0           0     0.00
                                               ---------    ---------   ------    ----------   ---------   ------
       Total interest-bearing liabilities        493,348       11,285     4.57       257,688       5,135     3.99
                                               ---------    ---------   ------    ----------   ---------   ------
Noninterest-bearing liabilities:
   Demand deposits                                95,362                              59,922
   Accrued interest payable and
     other liabilities                             7,711                               2,102
                                               ---------                          ----------
       Total noninterest-bearing liabilities     103,073                              62,024
                                               ---------                          ----------
          Total liabilities                      596,421                             319,712
Guaranteed preferred beneficial interests
   in the Company's subordinated debentures       10,911                              13,000
Stockholder's equity                              79,022                              25,927
                                               ---------                          ----------
            Total liabilities and
              stockholder's equity             $ 686,354                          $  358,639
                                               =========                          ==========

Net interest income                                         $  11,021                          $   7,374
                                                            =========                          =========
Interest rate spread (4)                                                  3.06%                            3.95%
                                                                          ====                             ====
Net interest margin (5)                                                   3.77%                            4.68%
                                                                          ====                             ====

------------------------------
(1) The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of the Lubbock Bank beginning on January 1, 2001.
(2) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(3) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(4) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

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

                                                      Quarters Ended                     Six-month Periods Ended
                                                  June 30, 2001 vs. 2000                  June 30, 2001 vs. 2000
                                           -----------------------------------     ----------------------------------
                                                Increase (Decrease) Due to             Increase (Decrease) Due To
                                                        Changes In:                             Changes In:
                                           -----------------------------------     ----------------------------------
                                             Volume       Rate         Total         Volume        Rate       Total
                                           ---------    ---------    ---------     ---------    ---------   ---------
                                                                          (In thousands)
Interest-earning assets:
   Loans, net of unearned income (1)        $  3,013    $   (527)      $ 2,486      $  6,827    $   (668)    $  6,159
   Securities (2)                                968         176         1,144         2,051         501        2,552
   Interest-earning time deposits in
     Other banks                                   7           0             7            14           0           14
   Federal funds sold                            591        (122)          469         1,200        (128)       1,072
                                            --------    ---------      -------      --------    ---------    --------
         Total interest income                 4,579        (473)        4,106        10,092        (295)       9,797
                                            --------    ---------      -------      --------    ---------    --------

Interest-bearing liabilities:
   Deposits:
     Savings and money market deposits           415         (10)          405           980         169        1,149
     Time deposits                             2,144         139         2,283         4,501         498        4,999
     Federal Funds purchased and
       Securities sold under
       Agreements to repurchase                    1           0             1             2           0            2
                                            --------    --------       -------      --------    --------     --------
         Total interest expense                2,560         129         2,689         5,483         667        6,150
                                            --------    --------       -------      --------    --------     --------

Increase in net interest income             $  2,019    $   (602)      $ 1,417      $  4,609    $   (962)    $  3,647
                                            ========    =========      =======      ========    =========    ========

------------------------------
(1) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(2) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

         The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company; expectations of economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter and six-month period ended June 30, 2001, were $2,930,000 and $4,565,000, respectively, compared to $400,000 and $510,000 for the quarter and six-month period ended June 30, 2000, respectively. These represent increases of $2,530,000, and $4,055,000, respectively. The primary reason for the substantially larger provisions was the further deterioration of the Bank's collateral position on two particular large borrowing relationships which existed at the date of the Acquisition. The outstanding loan balances associated with these relationships have been reduced, through loan charge-offs, to estimated net realizable balances of the underlying collateral.

NONINTEREST INCOME

         Total noninterest income increased $606,000, or 80.5%, from $753,000 during the second quarter of 2000 to $1,359,000 during the second quarter of 2001. Total noninterest income also increased $1,064,000, or 67.9%, from $1,565,000 for the first six months of 2000 to $2,629,000 for the first six months of 2001.

         Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased $211,000, or 32.5%, from $649,000 during the second quarter of 2000 to $860,000 during the second quarter of 2001, and increased $406,000, or 30.6%, from $1,328,000 for the first six months of 2000 to $1,734,000 for the first six months of 2001. The increase was primarily due to the Bank Mergers.

         Trust fees from the operation of the trust department of the Bank increased $70,000, or 140.0%, from $50,000 during the second quarter of 2000 to $120,000 during the same period in 2001, and increased $151,000, or 129.1%, from $117,000 for the first six months of 2000 to $268,000 for the first six months of 2001. The increase was primarily the result of the purchase of the management of approximately $33,000,000 in trust assets from another trust company during the fourth quarter of 2000.

         Other income is the sum of several components of noninterest income including other customer service fees, brokerage service fees, credit and debit card income, safe deposit box rental income and other sources of miscellaneous income. Other income increased $325,000, or 601.9%, from $54,000 during the second quarter of 2000 to $379,000 during the second quarter of 2001, and increased $507,000, or 422.5%, from $120,000 for the first six months of 2000 to $627,000 for the corresponding period in 2001. The increase was primarily due to the Bank Mergers.

NONINTEREST EXPENSES

         Total noninterest expenses increased $3,135,000, or 89.4%, from $3,507,000 during the second quarter of 2000 to $6,642,000 during the second quarter of 2001, and increased $6,501,000, or 91.7%, from $7,086,000 during the first six months of 2000 to $13,587,000 during the first six months of 2001.

         Salaries and employee benefits, the largest single component of noninterest expense, rose $1,181,000, or 78.3%, from $1,509,000 for the second quarter of 2000 to $2,690,000 for the corresponding period of 2001, and increased $2,545,000, or 84.6%, from $3,010,000 for the six-month period ended June 30, 2000, to $5,555,000 for the corresponding period of 2001. The increase was primarily a result of the Bank Mergers.

         Net occupancy expense increased $138,000, or 47.1%, from $293,000 for the second quarter of 2000 to $431,000 for the same period in 2001, and increased $319,000, or 55.3%, from $577,000 for the first six months of 2000 to $896,000 for the first six months of 2001. The increase was primarily a result of the Bank Mergers.

         Equipment expense increased from $302,000 for the second quarter of 2000 to $497,000 for the corresponding period in 2001, representing an increase of $195,000, or 64.6%. These expenses also increased $367,000, or 62.3%, from $589,000 for the first six months of 2000 to $956,000 for the first six months of 2001. The increase was primarily due to the Bank Mergers.

         Distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures totaled $276,000 for the second quarter of 2000, and $279,000 for the second quarter 2001, an increase of 1.1% and totaled $552,000 for the first six month of 2000 and $559,000 for the first six months of 2001, an increase of 1.3%. The increase was due to the accretion into expense of the purchase accounting discount recorded on the Company's Trust Preferred Securities in connection with the Acquisition.

         Amortization of intangible assets increased $855,000, or 512.0%, from $167,000 during the second quarter of 2000 to $1,022,000 during the second quarter of 2001, and increased $1,709,000, or 510.1%, from $335,000 for the first six months of 2000 to $2,044,000 for the first six months of 2001. The increase is due to the Acquisition and the Bank Mergers. Unamortized intangible assets increased from $9,746,000 immediately prior to the Acquisition to $47,043,000 at June 30, 2001.

         Stationery, printing and supplies expense decreased $19,000, or 12.3%, from $155,000 for the second quarter of 2000 to $136,000 for the second quarter of 2001, but increased $29,000, or 9.9%, from $294,000 for the first six months of 2000 to $323,000 for the first six months of 2001. The overall increase in stationery, printing and supplies expense is due primarily to the Bank Mergers.

         Professional fees, which include legal, accounting and other professional fees, increased $141,000, or 119.5%, from $118,000 during the second quarter of 2000 to $259,000 during the second quarter of 2001, and increased $310,000, or 128.1%, from $242,000 during the first six months of 2000 to $552,000 for the corresponding period of 2001, due primarily to an increase in accounting fees associated with various regulatory filings that were required as a result of the Bank Mergers.

         Communication expense increased $145,000 or 183.5% from $79,000 in the second quarter of 2000 to $224,000 in the second quarter of 2001, and increased $283,000 or 176.9% from $160,000 in the first six months of 2000 to $443,000 for the corresponding period of 2001. The increase was due to enhanced voice and data communication capacity necessary to support a larger number of Bank branch locations as a result of the Bank Mergers.

         Data processing expense increased $114,000 or 292.3% from $39,000 in the second quarter of 2000 to $153,000 in the second quarter of 2001, and increased $255,000 or 311.0% from $82,000 in the first six months of 2000 to $337,000 for the corresponding period of 2001. The increase was due to several data processing conversions that were performed as a result of the Acquisition and the Bank Mergers and the fact that State National outsources the Company's data processing function, which had previously been performed by the Company in-house prior to the Acquisition.

         Advertising and business development expense increased $85,000 or 154.5% from $55,000 in the second quarter of 2000 to $140,000 in the second quarter of 2001, and increased $171,000 or 156.9% from $109,000 in the first six months of 2000 to $280,000 for the corresponding period of 2001 due primarily to the Bank Mergers and the more aggressive advertising and public relations campaign employed by State National as compared to the Company prior to the Acquisition.

         Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $9,000 in the second quarter of 2001 as compared to net costs of $11,000 in the second quarter of 2000 and recorded net revenue of $ 12,000 for the first six months of 2001 as compared to net costs of $17,000 for the same period in 2000. The net revenue recorded for the first six months of 2001 was a result of a gain of approximately $30,000 on the sale of other real estate during that time period.

         Merger-related expenses decreased from $102,000 in the second quarter of 2000 to $0 in the second quarter of 2001 and decreased from $311,000 in the first six months of 2000 to $51,000 in the corresponding period for 2001. The total in 2000 related to the Acquisition, while the total in 2001 related to the Lubbock Merger.

         Other noninterest expense includes, among many other items, postage, loan and collection expenses, armored car and courier fees, travel, insurance, ATM transaction expenses, regulatory examinations, franchise taxes dues and subscriptions, Federal Deposit Insurance Corporation ("FDIC") insurance expense and directors' fees. These expenses increased $401,000, or 100.0%, from $401,000 during the second quarter of 2000 to $802,000 during the second quarter of 2001, and increased $795,000, or 98.4%, from $808,000 for the first six months of 2000 to $1,603,000 for the first half of 2001 primarily as a result of the Bank Mergers.

FEDERAL INCOME TAXES

         The Company recorded a federal income tax benefit of $993,000 in the second quarter of 2001 compared to $169,000 in federal income tax expense in the second quarter of 2000 and recorded a federal income tax benefit of $1,375,000 in the first six months of 2001 as compared to $422,000 in federal income tax expense in the same period for 2000. The benefit recorded during the first six months of 2001 was due to the net loss incurred during the first six months of 2001.

IMPACT OF INFLATION

         The effects of inflation on the local economy and on the Company's operating results have been relatively modest during the past several years. Because substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate-sensitive assets and liabilities. See "Analysis of Financial Condition--Interest Rate Sensitivity" herein.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

         Total assets decreased $23,243,000, or 3.3%, from $697,196,000 at
December 31, 2000, to $673,953,000 at June 30, 2001, due primarily to decreases in net loans and cash and due from banks during the first six months of 2001. These decreases were somewhat offset by an increase in Federal Funds sold.

CASH AND CASH EQUIVALENTS

         The amount of total cash and cash equivalents increased $25,938,000, or 30.4%, from $85,185,000 at December 31, 2000, to $111,123,000 at June 30,
2001. The increases in total cash and cash equivalents is due primarily to a decrease in the outstanding loan balance which was partially offset by the decrease in the total deposit balance. The inflow of cash received from loan repayments was partially used to fund the outflow of cash with the decrease in deposits.

SECURITIES

         Securities decreased $3,242,000, or 1.8%, from $177,183,000 at
December 31, 2000, to $173,941,000 at June 30, 2001. The decrease in 2001 is due to securities that matured during the second quarter of 2001 which was partially offset by reinvestment of those proceeds.

         The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having average maturities of twelve years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. All securities totaling $173,941,000, are classified as available-for-sale and are carried at fair value at June 30, 2001. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

         Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 2001, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $49,435,000, or 28.4% of the total securities portfolio.

         The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                                                       June 30, 2001           December 31, 2000
                                                                  ---------------------      --------------------
                                                                    Amount          %          Amount        %
                                                                  ----------     ------      ----------   -------
                                                                               (Dollars in thousands)
Carrying value:
   U.S. Treasury securities and obligations of U.S.
     Government agencies and corporations                         $  101,628       58.4%     $  129,040      72.8%
   Mortgage-backed securities and collateralized
         mortgage obligations                                         60,732       34.9          36,671      20.7
   Obligations of states and political subdivisions                    8,343        4.8           8,334       4.7
   Other securities                                                    3,238        1.9           3,138       1.8
                                                                  ----------     ------      ----------   -------

Total carrying value of securities                                $  173,941      100.0%     $  177,183     100.0%
                                                                  ==========     ======      ==========   =======

Total fair value of securities                                    $  173,941                 $  177,161
                                                                  ==========                 ==========

         The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change. There were no securities classified as held-to-maturity at June 30, 2001.

         The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at June 30, 2001. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of previous securities classified as held-to-maturity was their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

                                                                                         Estimated       Weighted
Type and Maturity Grouping                                  Principal      Carrying        Fair           Average
      at June 30, 2001                                        Amount        Value         Value            Yield
-------------------------------                            -----------    ----------    -----------     ----------
                                                                           (Dollars in thousands)
U.S. Treasury securities and obligations of U.S.
   Government agencies and corporations:
   Within one year                                         $   25,024     $   25,453    $    25,453        6.51%
   After one but within five years                             55,892         58,213         58,213        6.69
   After five but within ten years                             17,386         17,962         17,962        6.37
                                                           ----------     ----------    -----------      ------
     Total U.S. Treasury securities and obligations of
       U.S. Government agencies and corporations               98,302        101,628        101,628        6.60
                                                            ---------     ----------    -----------      ------

Mortgage-backed securities and collateralized
     mortgage                                                  60,059         60,732         60,732        6.05
                                                           ----------     ----------    -----------      ------

Obligations of states and political subdivisions:
   Within one year                                              1,529          1,535          1,535        6.96
   After one but within five years                              5,055          5,125          5,125        7.01
   After five but within ten years                              1,514          1,554          1,554        6.80
   After ten years                                                120            129            129        8.22
                                                           ----------     ----------    -----------      ------
     Total obligations of states and political
       subdivisions                                             8,218          8,343          8,343        6.98
                                                           ----------     ----------    -----------      ------

Other securities:
   Within one year                                                  0              0              0          --
   After one but within five years                                  0              0              0          --
   After five but within ten years                                  0              0              0          --
   After ten years                                              3,238          3,238          3,238        3.05
                                                           ----------     ----------    -----------      ------
     Total other securities                                     3,238          3,238          3,238        3.05
                                                           ----------     ----------    -----------      ------

       Total securities                                    $  169,817     $  173,941    $   173,941        6.37%
                                                           ==========     ==========    ===========      ======

LOAN PORTFOLIO

         Total loans, net of unearned income, decreased $53,361,000, or 14.5%, from $366,933,000 at December 31, 2000, to $313,572,000 at June 30,
2001. The decrease during the first six months of 2001 was primarily a result of a decrease in (i) commercial loans associated with a restructuring of the general loan portfolio, due to the acquisition, (ii) loans to individuals and
(iii) agriculture-related loans due to seasonality of these types of loans.

         The Bank primarily makes installment loans to individuals and commercial and real estate loans to small to medium-sized businesses and professionals. The Bank offers a variety of commercial lending products, including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. Typically, the Bank's commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the borrower and are collateralized by accounts receivable, inventory or other business assets.

         The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                                                            June 30,          December 31,
                                                                              2001                 2000
                                                                          ------------        ------------
                                                                                  (In thousands)
         Real estate loans                                                $    126,257        $    127,510
         Commercial loans                                                      108,916             127,205
         Loans to individuals                                                   46,660              53,308
         Other loans                                                            31,797              59,036
                                                                          ------------        ------------
           Total loans                                                         313,630             367,059
         Less unearned income                                                       58                 126
                                                                          ------------        ------------
           Loans, net of unearned income                                  $    313,572        $    366,933
                                                                          ============        ============

         Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at June 30, 2001, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 2001.

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

         The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at June 30, 2001. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                                                       One to          Over           Total
                                                       One Year         Five           Five         Carrying
                                                       and Less         Years          Years          Value
                                                     -----------     -----------    ----------    -----------
                                                                           (In thousands)
         Real estate loans                            $   51,214     $   62,631     $   12,412    $   126,257
         Commercial loans                                 84,863         23,045          1,008        108,916
         Other loans                                      29,481          2,246             70         31,797
                                                      ----------     ----------     ----------    -----------
           Total loans                                $  165,558     $   87,922     $   13,490    $   266,970
                                                      ==========     ==========     ==========    ===========

         With fixed interest rates                    $   34,637     $   85,512     $   12,473    $   132,622
         With variable interest rates                    130,921          2,410          1,017        134,348
                                                      ----------     ----------     ----------    -----------
           Total loans                                $  165,558     $   87,992     $   13,490    $   266,970
                                                      ==========     ==========     ==========    ===========

ALLOWANCE FOR LOAN LOSSES

         Implicit in the Company's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the Company's loan portfolio, additions are made to the Company's allowance for loan losses (the "allowance"). The allowance is created by direct charges against income (the "provision" for loan losses), and the allowance is available to absorb loan losses. See "Results of Operations - Provision for Loan Losses" above.

         The amount of the allowance equals the cumulative total of the loan loss provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The Company's allowance was $5,387,000, or 1.72% of loans, net of unearned income, at June 30, 2001, compared to $8,379,000, or 2.28% of loans, net of unearned income, at December 31, 2000.

         Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $6,957,000 and $7,786,000 in loans during the second quarter and first six months of 2001, respectively. Recoveries during the second quarter and first six months of 2001 were $158,000 and $229,000, respectively.

         The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and six-month periods ended June 30, 2001 and 2000.

                                                                       Quarter Ended            Six-month Period
                                                                         June 30,                Ended June 30,
                                                                  -----------------------    -----------------------
                                                                      2001         2000         2001         2000
                                                                  ----------    ---------    ----------   ----------
                                                                                 (Dollars in thousands)
         Analysis of allowance for loan losses:
         Balance, beginning of period                             $    9,256    $   1,866    $    8,379   $    1,833
           Provision for loan losses                                   2,930          400         4,565          510
                                                                  ----------    ---------    ----------   ----------
                                                                      12,186        2,266        12,944        2,343
                                                                  ----------    ---------    ----------   ----------
         Loans charged off:
           Real estate loans                                               0            0             0            0
           Commercial loans                                            3,789           21         4,259           50
           Loans to individuals                                          401           64           635          138
           Other loans                                                 2,767            0         2,892            6
                                                                  ----------    ---------    ----------   ----------
              Total charge-offs                                        6,957           85         7,786          194
                                                                  ----------    ---------    ----------   ----------
         Recoveries of loans previously charged off:
           Real estate loans                                               2            1             2            1
           Commercial loans                                              110            1           141            6
           Loans to individuals                                           40           20            80           46
           Other loans                                                     6            0             6            1
                                                                  ----------    ---------    ----------   ----------
              Total recoveries                                           158           22           229           54
                                                                  ----------    ---------    ----------   ----------
                Net loan charge-offs                                   6,799           63         7,557          140
                                                                  ----------    ---------    ----------   ----------
         Balance, end of period                                   $    5,387    $   2,203    $    5,387   $    2,203
                                                                  ==========    =========    ==========   ==========

         Average loans outstanding, net of unearned income        $  329,721    $ 184,810    $  342,646   $  185,486
                                                                  ==========    =========    ==========   ==========
         Ratio of net loan charge-offs to average
           loans outstanding, net of unearned income
           (annualized)                                                 8.25%        0.09%         4.41%        0.15%
                                                                        ====         ====          ====         ====
         Ratio of allowance for loan losses to total
           loans, net of unearned income, at end of period              1.72%        1.20%         1.72%        1.20%
                                                                        ====         ====          ====         ====

         The increase in the balance of the allowance from June 30, 2000 to June 30, 2001, is primarily due to the recording of an additional $3,028,000 in allowance through purchase accounting adjustments in conjunction with the Acquisition, the fact that UB&T had $1,562,000 in allowance at the date of the Acquisition, the fact that the Lubbock Bank had $1,481,000 in allowance at December 31, 2000, and the $4,565,000 provision that was made during the first half of 2001. The increase is partially offset by loans which have been charged off in the first half of 2001.

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

         The amount of the allowance is established by management, based upon estimated risks inherent in the existing loan portfolio. The allowance is comprised of three components: specific reserves on specific problem loans, historical loss percentages applied to pools of loans with similar characteristics, and an unallocated portion. Management reviews the loan portfolio on a continuing basis to evaluate potential problem loans. This review encompasses management's estimate of current economic conditions and the potential impact on various industries, prior loan loss experience and the financial conditions of individual borrowers. Loans that have been specifically identified as problem or nonperforming loans are reviewed on at least a quarterly basis, and management critically evaluates the prospect of ultimate losses arising from such loans, based on the borrower's financial condition and the value of available collateral. When a risk can be specifically quantified for a loan, that amount is specifically allocated in the allowance. In addition, the Company allocates the allowance based upon the historical loan loss experience of the different types of loans. Despite such allocation, both the allocated and unallocated portions of the allowance are available for charge-offs for all loans.

         The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 2001, and December 31, 2000.

                                                        June 30, 2001                    December 31, 2000
                                               ------------------------------     ------------------------------
                                                                 Percent of                         Percent of
                                                                  Loans by                           Loans by
                                                 Amount of       Category to       Amount of        Category to
                                                 Allowance      Loans, Net of      Allowance       Loans, Net of
                                               Allocated to       Unearned        Allocated to        Unearned
                                                 Category          Income           Category           Income
                                               -------------    -------------     -------------    -------------
                                                                     (Dollars in thousands)
Real estate loans                                  $    939           40.3%          $    685            34.7%
Commercial loans                                      1,719           34.7              3,434            34.7
Loans to individuals                                    926           14.9              1,248            14.5
Other loans                                             441           10.1              1,819            16.1
                                                   --------        -------           --------          ------
   Total allocated                                    4,025          100.0%             7,186           100.0%
                                                                   =======                             ======
Unallocated                                           1,362                             1,193
                                                   --------                          --------
Total allowance for possible loan losses           $  5,387                          $  8,379
                                                   ========                          ========

LOAN REVIEW PROCESS

         The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed herein, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are usually in the process of being charged off. At June 30, 2001, substandard loans totaled $9,366,000, of which $7,463,000 were loans designated as nonaccrual or 90 days past due. Doubtful loans totaled $2,105,000 of which $1,070,000 were designated as nonaccrual or 90 days past due. There were no loans designated as loss at June 30, 2001. Substandard and doubtful loans at December 31, 2000, were $15,082,000 and $1,742,000, respectively.

         In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. At June 30, 2001, watch list loans totaled $2,303,000. Substantially all of the loans on the watch list at June 30, 2001, were current and paying in accordance with loan terms. See "Nonperforming Assets" herein.

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

         Nonperforming loans are fully or substantially collateralized by assets, with any excess of loan balances over collateral values allocated in the allowance. Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any. See "Other Real Estate and Other Repossessed Assets" herein.

        The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at June 30, 2001, and December 31, 2000.

                                                                            June 30,         December 31,
                                                                              2001               2000
                                                                          ------------      ---------------
                                                                                  (In thousands)
         Nonaccrual loans                                                  $  6,865            $  3,337
         Accruing loans contractually past due over 90 days                   1,668               2,572
         Restructured loans                                                      37                 119
         Other real estate and other repossessed assets                         929                 576
                                                                           --------            --------

         Total nonperforming assets                                        $  9,499            $  6,604
                                                                           ========            ========

         The gross interest income that would have been recorded during the second quarter and first six months of 2001 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $201,000 and $309,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the six month period ended June 30, 2001.

         A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The Company does not believe it has any potential problem loans other than those reported in the previous table or those included on the watch list as discussed previously.

INTANGIBLE ASSETS

         Intangible assets decreased $2,133,000, or 4.3%, from $49,176,000 at December 31, 2000, to $47,043,000 at June 30, 2001. This decrease was due entirely to core deposit intangible and goodwill amortization expense recorded during the first six months of 2001.

PREMISES AND EQUIPMENT

         Premises and equipment increased $248,000, or 1.6%, during the first six months of 2001, from $15,855,000 at December 31, 2000, to $16,103,000 at
June 30, 2001. The increase was due to the purchase of additional software and equipment. This increase was partially offset by depreciation expense of $758,000, which was recorded during the first six months of 2001.

ACCRUED INTEREST RECEIVABLE

         Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $3,084,000, or 38.5%, from $8,014,000 at December 31, 2000, to $4,930,000 at June 30,
2001. The decrease was primarily a result of a decrease in loans, primarily agricultural, on which significant principal and interest payments are normally received after December 31 and the reclassification during the period of certain loans to nonaccrual status where interest previously accrued is reversed. Of the total balance at June 30, 2001, $2,909,000, or 59.0%, was interest accrued on loans and $2,021,000, or 41.0%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 2000, were $5,568,000, or 69.5%, and $2,446,000, or 30.5%, respectively.

OTHER REAL ESTATE AND OTHER REPOSSESSED ASSETS

         Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At June 30, 2001, and December 31, 2000, other real estate and other repossessed assets had an aggregate book value of $929,000 and $576,000, respectively. Other real estate and other repossessed assets increased $353,000, or 61.3%, during the first six months of 2001, primarily due to the repossession of one parcel of real estate, foreclosure on one residential home and repossession of a business property.

OTHER ASSETS

         The balance of other assets increased $9,046,000, or 341.0% to $11,699,000 at June 30, 2001, from $2,653,000 at December 31, 2000, as a result of the purchase of bank owned life insurance on various officers of the Bank.

DEPOSITS

         The Bank's lending and investing activities are funded almost entirely by core deposits, 48.8% of which are demand, savings and money market deposits at June 30, 2001. Total deposits decreased $16,364,000, or 2.8%, from $592,971,000 at December 31, 2000, to $576,607,000 at June 30,
2001. The decrease was primarily due to decreases in interest rates provided for deposit accounts. The Bank does not have any brokered deposits.

         The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters and six-month periods ended June 30, 2001 and 2000.

                                 Quarter Ended June 30,                         Six-Month Period Ended June 30,
                      ---------------------------------------------    ---------------------------------------------
                               2001                     2000                   2001                    2000
                      ---------------------    --------------------    ---------------------   ---------------------
                        Average     Average     Average     Average     Average     Average     Average     Average
                        Amount       Rate       Amount       Rate       Amount       Rate       Amount       Rate
                      ---------    --------    --------    --------    ---------   ---------   ---------   ---------
                                                          (Dollars in thousands)
Noninterest-bearing
  demand deposits     $  95,510        --%     $ 60,352         --%    $  95,362       --%     $  59,922        --%
Interest-bearing
  demand, savings
  and money
  market deposits       183,460      2.01       101,339       2.05       185,218     2.37        102,210      2.04
Time deposits of less
  than $100,000         188,594      5.62       103,697       5.33       192,233     5.79        103,948      5.19
Time deposits of
  $100,000 or more      115,173      5.98        51,037       5.56       115,801     6.09         51,530      5.41
                      ---------     -----      --------      -----     ---------    -----      ---------     -----
   Total deposits     $ 582,737      3.64%     $316,425       3.30%    $ 588,614     3.83%     $ 317,610      3.23%
                      =========     =====      ========      =====     =========    =====      =========     =====

         The maturity distribution of time deposits of $100,000 or more at June 30, 2001 is presented below.

                                                                         At June 30, 2001
                                                                         ----------------
                                                                          (In thousands)
                  3 months or less                                       $     37,513
                  Over 3 through 6 months                                      25,741
                  Over 6 through 12 months                                     33,431
                  Over 12 months                                               14,058
                                                                         ------------

                     Total time deposits of $100,000 or more             $    110,743
                                                                         ============

         Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At June 30, 2001, and December 31, 2000, deposits of $100,000 or more represented approximately 16.4% and 15.5%, respectively, of the Company's total assets.

ACCRUED INTEREST PAYABLE

         Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $377,000, or 15.1%, from $2,491,000 at December 31, 2000, to $2,114,000 at June 30, 2001, due to a
decrease in interest rates being paid on interest-bearing time deposits.

OTHER LIABILITIES

         The most significant components of other liabilities are amounts accrued for various types of expenses and current and deferred federal income taxes payable. The balance of other liabilities decreased $3,665,000 or 41.4%, from $8,846,000 at December 31, 2000, to $5,181,000 at June 30, 2001,
primarily due to the growth of the Company's deferred tax asset associated with the net loss of the company for the periods, applied against its deferred tax liability at June 30, 2001.

INTEREST RATE SENSITIVITY

         Interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. The Company seeks to minimize the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that could change interest rates in the same time frame in an attempt to reduce the risk of significant adverse effects on the Company's net interest income caused by interest rate changes. The Company does not attempt to match each interest-earning asset with a specific interest-bearing liability. Instead, as shown in the following table below, it aggregates all of its interest-earning assets and interest-bearing liabilities to determine the difference between the two in specific time frames. This difference is known as the rate-sensitivity gap. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and occasionally change in different directions. Management regularly monitors the interest sensitivity position and considers this position in its decisions in regard to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

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

         The Company's ratios of interest-sensitive assets to interest-sensitive liabilities, as shown in the following table, are 83.4% at the 90-day interval, 77.2% at the 180-day interval and 75.9% at the 365-day interval at June 30 , 2001. Currently, the Company is in a liability-sensitive position at the three intervals. However, the Company had $184,075,000 of interest-bearing demand, savings and money market deposits at

June 30 , 2001, on which, from the Company's experience, interest rates change more slowly. Therefore, excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 130.6% at June 30, 2001. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

         The following table shows the interest rate sensitivity position of the Company at June 30, 2001.

                                                                                            Volumes
                                                        Cumulative Volumes                Subject to
                                                    Subject to Repricing Within           Repricing
                                             -----------------------------------------       After
                                              90 Days        180 Days       365 Days        1 Year         Total
                                             ----------     -----------    -----------    ----------     ----------
Interest-earning assets:                                             (Dollars in thousands)
   Federal funds sold                        $   80,725     $    80,725    $    80,725    $        0     $   80,725
   Securities                                    18,648          32,241         71,197       102,744        173,941
   Loans, net of unearned income                135,230         153,550        181,480       132,150        313,630
                                             ----------     -----------    -----------    ----------     ----------
     Total interest-earning assets              234,603         266,516        333,402       234,894        568,296
                                             ----------     -----------    -----------    ----------     ----------
Interest-bearing liabilities:
   Demand, savings and money market
     deposits                                   184,075         184,075        184,075             0        184,075
   Securities sold under agreement to
     Repurchase                                     119             119            119             0            119
   Time deposits                                 97,215         160,855        255,185        40,272        295,457
                                             ----------     -----------    -----------    ----------     ----------
     Total interest-bearing liabilities         281,409         345,049        439,379        40,272        479,651
                                             ----------     -----------    -----------    ----------     ----------
Rate-sensitivity gap(1)                      $  (46,806)    $   (78,533)   $  (105,977)   $  194,622     $   88,645
                                             ==========     ===========    ===========    ==========     ==========

Rate-sensitivity ratio(2)                          83.4%           77.2%          75.9%
                                             ==========     ===========    ===========

------------------------------
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

SELECTED FINANCIAL RATIOS

         The following table presents selected financial ratios (annualized) for the quarters and six-month periods ended June 30, 2001 and 2000.

                                                                     Quarter Ended              Six-month Period
                                                                       June 30,                   Ended June 30,
                                                               -----------------------       ----------------------
                                                                  2001         2000            2001          2000
                                                               ---------    ----------       --------     ---------
Net income (loss) to:
     Average assets                                             (1.29)%        0.35%          (0.95)%       0.45%
     Average interest-earning assets                            (1.51)         0.39           (1.11)        0.51
     Average stockholder's equity                              (11.41)         4.73           (8.22)        6.19
Dividend payout (1) to:
     Net income                                                   N/A         43.87             N/A        34.00
     Average stockholder's equity                                 N/A          2.08             N/A         2.11
Average stockholder's equity to:
     Average total assets                                       11.28          7.33           11.51         7.23
     Average loans (2)                                          23.10         14.18           23.06        13.98
     Average total deposits                                     13.07          8.28           13.43         8.16
Average interest-earning assets to:
     Average total assets                                       85.42         88.18           85.18        87.92
     Average total deposits                                     98.98         99.70           99.33        99.27
     Average total liabilities                                  98.07         99.03           98.03        98.62
Ratio to total average deposits of:
     Average loans (2)                                          56.58         58.41           58.21        58.40
     Average noninterest-bearing deposits                       16.39         19.07           16.20        18.87
     Average interest-bearing deposits                          83.61         80.93           83.80        81.13
Total interest expense to total interest income                 51.20         41.79           50.87        41.44
Efficiency ratio (3)                                            83.22         69.61           81.28        70.08

-------------------------
(1)  Dividends on Common Stock only.
(2)  Before allowance for possible loan losses.
(3) Calculated as noninterest expense less distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures, amortization of intangibles and expenses related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

LIQUIDITY

THE BANK

         Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $32,132,000 and $34,010,000 during the second quarter and first six months of 2001, respectively, and $18,408,000 and $19,419,000 during the second quarter and first six months of 2000, respectively. These amounts comprised 4.8% and 5.0% of average total assets during the second quarter and first six months of 2001, respectively, and 5.1% and 5.4% of average total assets during the second quarter and first six months of 2000, respectively.

         The average level of securities, interest-earning time deposits in other banks and federal funds sold was $247,044,000 and $242,014,000 during the second quarter and first six months of 2001, respectively, and $130,675,000 and $129,812,000 during the second quarter and first six months of 2000, respectively. The increases in average balances from 2000 to 2001 were primarily due to the Bank Mergers.

         A total of $59,919,000 of securities classified as available-for-sale were sold during the quarter and six-month period ended June 30, 2001, and a total of $1,000,000 and $3,000,000 of securities classified as available-for-sale were sold during the quarter and six-month period ended June 30, 2000, respectively. At June 30, 2001, $26,998,000, or 23.8%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year, and $63,338,000, or 55.9%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates. At June 30, 2001, approximately $181,413,000, or 57.9%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $165,558,000, or 52.9%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

         On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the second quarter and first six months of 2001, the Company's average deposits were $582,737,000 and $588,614,000, or 86.3% and 85.8%, of average total assets, respectively, compared to $316,425,000 and $317,610,000, or 88.4% and 88.6%
of average total assets, respectively, during the second quarter and first six months of 2000. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

THE COMPANY

         The Company depends on the Bank for liquidity in the form of cash flow, primarily to meet distribution requirements on Independent Capital's Trust Preferred Securities and to cover other operating expenses. Prior to the Acquisition, this cash flow came from three sources: (1) dividends resulting from earnings of the Bank, (2) current tax liabilities generated by the Bank, and (3) management and service fees for services performed for the Bank. Subsequent to the Acquisition, the Company ceased charging management fees to the Bank. Any of the Company's immediate liquidity needs can also be satisfied by advances from the Company's parent company.

         The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the second quarter and first six months of 2001 were $0 and $700,000, respectively; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $8,000 and $717,000, respectively, during the same time periods of 2001. Dividends paid by the Bank to Independent Financial during the second quarter and first six months of 2000 were $450,000 and $900,000, respectively; in turn, Independent Financial and Independent Capital paid dividends to the Company of $459,000 and $918,000, respectively, during the same time periods. At

June 30, 2001, there were no dividends available for payment to Independent Financial by the Bank without regulatory approval.

         There were no current tax liabilities generated by the Bank during the second quarter and the six month period ended June 30, 2001 due to the pre-tax loss incurred by the Bank. The payment of current tax liabilities generated by the Bank and management and service fees constituted 47.8% and 2.6% respectively, of the Company's cash flow during the second quarter of 2000. These percentages were 48.2% and 3.3%, respectively, for the first six months of 2000. Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected. Current tax liabilities totaling $900,000 were paid by the Bank to the Company during the first six months of 2000.

         Prior to the Acquisition, the Bank paid management fees to the Company for services performed. These services included, but were not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $25,000 and $63,000 in management fees to the Company during the second quarter and first six months of 2000, respectively. The Company's fees had to be reasonable in relation to the management services rendered, and the Bank was prohibited from paying management fees to the Company if the Bank would have been under capitalized after any such distribution or payment.

CAPITAL RESOURCES

         At June 30, 2001, stockholders' equity totaled $79,021,000, or 11.7% of total assets, compared to $81,984,000, or 11.8% of total assets, at December 31, 2000.

         Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity and qualifying guaranteed preferred beneficial interests in the Company's subordinated debentures, reduced by intangible assets net of the deferred tax liability associated with the core deposit intangible, and any deferred tax asset disallowed for regulatory capital purposes. For the Company, Tier 2 capital is comprised of the remainder of the guaranteed preferred beneficial interests in the Company's subordinated debentures not qualifying for Tier 1 capital and the qualifying amount of the allowance for possible loan losses.

         Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at June 30, 2001.

     The Company                                                                           June 30, 2001
     -----------                                                                           -------------
                                                                                          (In thousands)
     Tier 1 capital:
       Common stockholder's equity, excluding unrealized
         loss on available-for-sale securities                                              $    76,299
       Qualifying guaranteed preferred beneficial interests
         in the Company's subordinated debentures(1)                                             10,911
       Intangible assets, net of deferred tax liability associated
         with the core deposit intangible                                                       (42,283)
       Deferred tax asset disallowed for regulatory purposes                                     (1,850)
                                                                                          -------------
         Total Tier 1 capital                                                                    43,077
                                                                                          -------------

     Tier 2 capital:
       Allowance for possible loan losses (2)                                                     4,583
                                                                                          -------------
         Total Tier 2 capital                                                                     4,583
                                                                                          -------------

           Total capital                                                                  $      47,660
                                                                                          =============

     Net risk-weighted assets                                                             $     365,833
                                                                                          =============

     Adjusted quarterly average assets                                                    $     640,157
                                                                                          =============

                                                               Regulatory       Well-capitalized     Actual Ratios at
The Company                                                      Minimum            Minimum            June 30, 2001
-----------                                                   -------------     ----------------    ------------------
Tier 1 capital to risk-weighted assets ratio                      4.00%               6.00%               11.78%
Total capital to risk-weighted assets ratio                       8.00               10.00                13.03
Leverage ratio                                                    4.00                5.00                 6.73

THE BANK

Tier 1 capital to risk-weighted assets ratio                      4.00%               6.00%               12.01%
Total capital to risk-weighted assets ratio                       8.00               10.00                13.26
Leverage ratio                                                    4.00                5.00                 6.86

---------------------------
(1) Limited to 25% of total Tier 1 capital, with any remainder qualifying as Tier 2 capital.
(2)  Limited to 1.25% of risk-weighted assets.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at June 30, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's market risk profile from the information disclosed in the Company's Form 10-K for the year ended December 31, 2000.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to Part II, Item 1 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001 for a discussion regarding existing legal proceedings.

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

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information.

         Effective June 30, 2001, the Company's address has changed from 547 Chestnut Street, P.O. Box 3296, Abilene, Texas 79604, telephone number 915-677-5550, to 1617 Broadway, P.O. Box 5240, Lubbock, Texas 79408,
telephone number 806-749-1850.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  Current Report on form 8-K/A dated May 11, 2001, amending the Current Report on Form 8-K dated March 23, 2001, reporting the merger by and between State National Bank of West Texas, Abilene, Texas and State National Bank of West Texas.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  August 13, 2001         Independent Bankshares, Inc.
                               (Registrant)



                               By: /s/ Don E. Cosby
                                   --------------------------------------------
                                   Don E. Cosby
                                   Executive Vice President & Chief Financial
                                   Officer (Duly authorized Officer and
                                   Principal Financial Officer)