Form 10-Q
period 2001-09-30
INDEPENDENT BANKSHARES INC
filed 2001-11-08
CIK 318870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________

                         Commission File Number: 0-10196

                         INDEPENDENT BANKSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   TEXAS                                75-1717279
      -------------------------------               -------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

               1617 Broadway
               P.O. Box 5240
              LUBBOCK, TEXAS                               79408
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

                                (806) 749-1850
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                     YES /X/  NO / /

               Indicate the number of shares outstanding of each of
            the issuer's classes of common stock at September 30, 2001.
                   Class: Common Stock, par value $0.25 per share
                Outstanding at September 30, 2001: 2,273,647 shares

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

                                       INDEPENDENT BANKSHARES, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         2001               2000
                                                                     -------------      -------------
ASSETS                                                                 UNAUDITED           AUDITED
------
Cash and Cash Equivalents:
   Cash and Due from Banks                                           $  31,552,000      $  45,415,000
   Interest-earning Time Deposits                                          503,000            500,000
   Federal Funds Sold                                                   38,664,000         39,270,000
                                                                     -------------      -------------
       Total Cash and Cash Equivalents                                  70,719,000         85,185,000
                                                                     -------------      -------------
Securities:
   Available-for-sale                                                  203,916,000        163,666,000
   Held-to-maturity                                                              0         13,517,000
                                                                     -------------      -------------
       Total Securities                                                203,916,000        177,183,000
                                                                     -------------      -------------
Loans:
   Total Loans                                                         317,728,000        367,059,000
   Less:
     Unearned Income on Installment Loans                                   39,000            126,000
     Allowance for Loan Losses                                           6,194,000          8,379,000
                                                                     -------------      -------------
       Net Loans                                                       311,495,000        358,554,000
                                                                     -------------      -------------
Intangible Assets                                                       45,953,000         49,176,000
Premises and Equipment                                                  15,872,000         15,855,000
Accrued Interest Receivable                                              5,515,000          8,014,000
Other Real Estate and Other Repossessed Assets                           1,003,000            576,000
Other Assets                                                            11,862,000          2,653,000
                                                                     -------------      -------------
           Total Assets                                              $ 666,335,000      $ 697,196,000
                                                                     =============      =============
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
Liabilities:
Deposits:
   Noninterest-bearing Demand Deposits                               $ 104,849,000      $ 100,795,000
   Interest-bearing Demand Deposits                                    189,086,000        188,952,000
   Interest-bearing Time Deposits                                      273,488,000        303,224,000
                                                                     -------------      -------------
       Total Deposits                                                  567,423,000        592,971,000
Fed Funds Purchased and Securities Sold Under
   Agreement to Repurchase                                                 200,000                  0
Accrued Interest Payable                                                 1,788,000          2,491,000
Other Liabilities                                                        6,221,000          8,846,000
                                                                     -------------      -------------
         Total Liabilities                                             575,632,000        604,308,000
                                                                     -------------      -------------
Guaranteed Preferred Beneficial Interests in the
   Company's Subordinated Debentures                                    10,915,000         10,904,000
                                                                     -------------      -------------
Stockholder's Equity:
Common Stock                                                               568,000            568,000
Additional Paid-in Capital                                              80,893,000         81,079,000
Retained Earnings (Deficit)                                             (5,786,000)        (1,281,000)
Accumulated Other Comprehensive Income                                   4,113,000          1,618,000
                                                                     -------------      -------------
         Total Stockholder's Equity                                     79,788,000         81,984,000
                                                                     -------------      -------------
           Total Liabilities and Stockholder's Equity                $ 666,335,000      $ 697,196,000
                                                                     =============      =============

                See Accompanying Notes to Consolidated Financial Statements.

                                        INDEPENDENT BANKSHARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2001, THE PERIOD FROM AUGUST 12, 2000,
           THROUGH SEPTEMBER 30, 2000, AND THE PERIOD FROM JULY 1, 2000, THROUGH AUGUST 11, 2000
                                                 (UNAUDITED)

                                                                                     AUGUST 12, 2000
                                                                   QUARTER ENDED         THROUGH         JULY 1, 2000
                                                                   SEPTEMBER 30,       SEPTEMBER 30,         THROUGH
                                                                       2001                2000         AUGUST 11, 2000
                                                                   -------------     ---------------    ---------------
                                                                                                         (PREDECESSOR)
                                                                                                          (SEE NOTE 2)
                                                                                                        ---------------
Interest Income:
   Interest and Fees on Loans                                      $  6,501,000        $  4,979,000       $  2,033,000
   Interest on Securities                                             2,806,000           1,646,000            648,000
   Interest on Deposits in Other Banks                                    5,000               4,000                  0
   Interest on Federal Funds Sold                                       614,000             365,000            201,000
                                                                   ------------        ------------       ------------
       Total Interest Income                                          9,926,000           6,994,000          2,882,000
                                                                   ------------        ------------       ------------
Interest Expense:
   Interest on Deposits                                               4,445,000           3,171,000          1,220,000
   Interest on Federal funds Purchased and Securities Sold
     under Agreements to Repurchase                                       1,000               7,000                  0
                                                                   ------------        ------------       ------------
     Total Interest Expense                                           4,446,000           3,178,000          1,220,000
                                                                   ------------        ------------       ------------
       Net Interest Income                                            5,480,000           3,816,000          1,662,000
   Provision for Loan Losses                                          1,000,000             483,000          1,150,000
                                                                   ------------        ------------       ------------
         Net Interest Income after Provision for Loan Losses          4,480,000           3,333,000           512,000
                                                                   ------------        ------------       ------------
Noninterest Income:
   Service Charges                                                      810,000             569,000            293,000
   Trust Fees                                                           113,000              28,000             24,000
   Other Income                                                         359,000             157,000             22,000
                                                                   ------------        ------------       ------------
     Total Noninterest Income                                         1,282,000             754,000            339,000
                                                                   ------------        ------------       ------------
Noninterest Expenses:
   Salaries and Employee Benefits                                     2,620,000           1,527,000            859,000
   Net Occupancy Expense                                                507,000             237,000            140,000
   Equipment Expense                                                    453,000             384,000            221,000
   Distributions on Guaranteed Preferred Beneficial Interests
     in the Company's Subordinated Debentures                           280,000             153,000            126,000
   Amortization of Intangible Assets                                  1,024,000             607,000             77,000
   Merger-related Expense                                                     0                   0          1,659,000
   Stationery, Printing and Supplies Expense                            151,000              88,000             67,000
   Professional Fees                                                    120,000             124,000            173,000
   Communication Expense                                                242,000              74,000             37,000
   Data Processing Expense                                              156,000              52,000             12,000
   Advertising and Business Development Expense                         131,000              55,000             15,000
   Net Costs Applicable to Other Real
      Estate and Other Repossessed Assets                                56,000               1,000             13,000
   Other Expenses                                                       756,000             471,000            486,000
                                                                   ------------        ------------       ------------
     Total Noninterest Expenses                                       6,496,000           3,773,000          3,885,000
                                                                   ------------        ------------       ------------
         Income (Loss) Before Federal Income Taxes                     (734,000)            314,000         (3,034,000)
   Federal Income Tax Expense (Benefit)                                (178,000)            113,000           (323,000)
                                                                   ------------        ------------       ------------
              Net Income (Loss)                                        (556,000)            201,000         (2,711,000)
Other Comprehensive Income, Net of Taxes:
   Unrealized Holding Gains on Available-for-sale Securities
     Arising During the Period                                        1,391,000             867,000              2,000
                                                                   ------------        ------------       ------------
              Comprehensive Income (Loss)                          $    835,000        $  1,068,000       $ (2,709,000)
                                                                   ============        ============       ============

                See Accompanying Notes to Consolidated Financial Statements.

                                             INDEPENDENT BANKSHARES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001, THE PERIOD FROM AUGUST 12, 2000,
             THROUGH SEPTEMBER 30, 2000, AND THE PERIOD FROM JANUARY 1, 2000, THROUGH AUGUST 11, 2000
                                                      (UNAUDITED)

                                                                    NINE-MONTH       AUGUST 12, 2000
                                                                   PERIOD ENDED           THROUGH       JANUARY 1, 2000
                                                                   SEPTEMBER 30,      SEPTEMBER 30,         THROUGH
                                                                       2001               2000          AUGUST 11, 2000
                                                                   -------------     ---------------    ---------------
                                                                                                          (PREDECESSOR)
                                                                                                          (SEE NOTE 2)
                                                                                                        ---------------
Interest Income:
   Interest and Fees on Loans                                      $ 21,374,000        $  4,979,000       $ 10,746,000
   Interest on Securities                                             8,410,000           1,646,000          3,705,000
   Interest on Deposits in Other Banks                                   19,000               4,000                  0
   Interest on Federal Funds Sold                                     2,307,000             365,000            822,000
                                                                   ------------        ------------       ------------
       Total Interest Income                                         32,110,000           6,994,000         15,273,000
                                                                   ------------        ------------       ------------
Interest Expense:
   Interest on Deposits                                              15,728,000           3,171,000          6,355,000
   Interest on Federal funds Purchased and Securities Sold
     under Agreements to Repurchase                                       3,000               7,000                  0
                                                                   ------------        ------------       ------------
     Total Interest Expense                                          15,731,000           3,178,000          6,355,000
                                                                   ------------        ------------       ------------
       Net Interest Income                                           16,379,000           3,816,000          8,918,000
   Provision for Loan Losses                                          5,565,000             483,000          1,660,000
                                                                   ------------        ------------       ------------
         Net Interest Income after Provision for Loan Losses         10,814,000           3,333,000          7,258,000
                                                                   ------------        ------------       ------------
Noninterest Income:
   Service Charges                                                    2,544,000             569,000          1,621,000
   Trust Fees                                                           381,000              28,000            140,000
   Other Income                                                         986,000             157,000            142,000
                                                                   ------------        ------------       ------------
     Total Noninterest Income                                         3,911,000             754,000          1,903,000
                                                                   ------------        ------------       ------------
Noninterest Expenses:
   Salaries and Employee Benefits                                     8,175,000           1,527,000          3,869,000
   Net Occupancy Expense                                              1,403,000             237,000            717,000
   Equipment Expense                                                  1,409,000             384,000            809,000
   Distributions on Guaranteed Preferred Beneficial Interests
     in the Company's Subordinated Debentures                           839,000             153,000            678,000
   Amortization of Intangible Assets                                  3,068,000             607,000            413,000
   Merger-related Expense                                                51,000                   0          1,970,000
   Stationery, Printing and Supplies Expense                            474,000              88,000            360,000
   Professional Fees                                                    672,000             124,000            416,000
   Communication Expense                                                685,000              74,000            197,000
   Data Processing Expense                                              493,000              52,000             94,000
   Advertising and Business Development Expense                         411,000              55,000            124,000
   Net Costs Applicable to Other Real
      Estate and Other Repossessed Assets                                44,000               1,000             29,000
   Other Expenses                                                     2,359,000             471,000          1,294,000
                                                                   ------------        ------------       ------------
     Total Noninterest Expenses                                      20,083,000           3,773,000         10,970,000
                                                                   ------------        ------------       ------------
         Income (Loss) Before Federal Income Taxes                   (5,358,000)            314,000         (1,809,000)
   Federal Income Tax Expense (Benefit)                              (1,553,000)            113,000             99,000
                                                                   ------------        ------------       ------------
              Net Income (Loss)                                      (3,805,000)            201,000         (1,908,000)
Other Comprehensive Income, Net of Taxes:
   Unrealized Holding Gains on Available-for-sale Securities
     Arising During the Period                                        2,495,000             867,000            150,000
                                                                   ------------        ------------       ------------
              Comprehensive Income (Loss)                          $ (1,310,000)       $  1,068,000       $ (1,758,000)
                                                                   ============        ============       ============

          See Accompanying Notes to Consolidated Financial Statements.

                                                    INDEPENDENT BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001,
                      THE PERIOD FROM AUGUST 12, 2000, THROUGH SEPTEMBER 30, 2000, AND THE PERIOD
                                           FROM JANUARY 1, 2000 THROUGH AUGUST 11, 2000
                                                             (UNAUDITED)

                                                                    NINE-MONTH         AUGUST 12, 2000
                                                                   PERIOD ENDED             THROUGH       JANUARY 1, 2000
                                                                   SEPTEMBER 30,         SEPTEMBER 30,        THROUGH
                                                                        2001                 2000         AUGUST 11, 2000
                                                                   -------------       ---------------    ---------------
                                                                                                           (PREDECESSOR)
                                                                                                            (SEE NOTE 2)
Cash Flows from Operating Activities:
     Net Income (Loss)                                             $ (3,805,000)        $    201,000       $ (1,908,000)
Adjustments to Reconcile Net Income (Loss) to Net
    Cash provided by (Used in) Operating Activities:
     Depreciation and Amortization                                    3,856,000            1,052,000            864,000
     Provision for Loan Losses                                        5,565,000              483,000          1,660,000
     Gains on Sales of Premises and Equipment                           (23,000)                   0                  0
     Gains on Sales of Other Real Estate and Other
       Repossessed Assets                                               (30,000)                   0                  0
     (Gain)/Loss on Sale of Investments                                  (1,000)                   0                  0
     Writedown of Other Real Estate and Other
       Repossessed Assets                                                36,000                    0              4,000
     (Increase) Decrease in Accrued Interest Receivable               2,499,000             (462,000)             6,000
     (Increase) Decrease in Other Assets                            (10,487,000)              60,000            363,000
     Increase (Decrease) in Accrued Interest Payable                   (703,000)             (33,000)            99,000
     Increase (Decrease) in Other Liabilities                        (4,899,000)          (1,217,000)         1,227,000
                                                                   ------------         ------------       ------------
         Net Cash provided by (used in) Operating
           Activities                                                (7,992,000)              84,000          2,315,000
                                                                   ------------         ------------       ------------
Cash Flows from Investing Activities:
     Proceeds from Maturities of Available-for-sale
       Securities                                                    54,589,000            6,151,000         12,200,000
     Proceeds from Maturities of Held-to-maturity
       Securities                                                             0                    0          4,724,000
     Proceeds from Sales of Available-for-sale
       Securities                                                    59,919,000           39,692,000          3,000,000
     Purchases of Available-for-sale Securities                    (137,080,000)         (43,538,000)        (4,891,000)
     Purchases of Held-to-maturity Securities                                 0                    0         (5,836,000)
     Net Decrease (Increase) in Loans                                41,459,000           (2,598,000)         3,167,000
     Proceeds from Sales of Premises and Equipment                      329,000                    0                  0
     Net Additions to Premises and Equipment                         (1,473,000)            (165,000)           (82,000)
     Proceeds from Sales of Other Real Estate and Other
       Repossessed Assets                                               831,000                6,000            356,000
                                                                   ------------         ------------       ------------
       Net Cash Provided by (used in) Investing Activities           18,574,000             (452,000)        12,638,000
                                                                   ------------         ------------       ------------
Cash Flows from Financing Activities:
     Decrease in Deposits                                           (25,548,000)          (7,321,000)        (6,962,000)
     Increase in Federal Funds Purchased and Securities
       Sold Under Agreement to Repurchase                               200,000                    0                  0
     Advances from Parent Company                                     1,000,000                    0                  0
     Payment of Cash Dividends                                         (700,000)            (700,000)          (273,000)
                                                                   ------------         ------------       ------------
       Net Cash Used in Financing Activities                        (25,048,000)          (8,021,000)        (7,235,000)
                                                                   ------------         ------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents                (14,466,000)          (8,389,000)         7,718,000
Cash and Cash Equivalents at Beginning of Period                     85,185,000           72,928,000         38,760,000
                                                                   ------------         ------------       ------------
Cash and Cash Equivalents at End of Period                         $ 70,719,000         $ 64,539,000       $ 46,478,000
                                                                   ============         ============       ============
Noncash Investing Activities:
     Additions to Other Real Estate and Other
       Repossessed Assets Through Foreclosures                     $  1,264,000         $     56,000       $    317,000

           See Accompanying Notes to Consolidated Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      For information with regard to significant accounting policies, reference is made to Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended.

      The accompanying financial statements reflect all adjustments necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal recurring nature.

(2)   BANK MERGERS

      On August 11, 2000, State National Bancshares, Inc., Lubbock, Texas ("State National"), acquired the company in an all cash transaction ("the Acquisition").

      On October 24, 2000, State National, the Company's parent corporation, contributed to the Company its ownership of United Bank & Trust, Abilene, Texas ("UB&T"). The Company, in turn, contributed to Independent Financial Corp., a Delaware subsidiary of the company, all of the capital stock of UB&T. On November 10, 2000, UB&T was merged (the "UB&T Merger") with and into First State Bank, National Association, Abilene, Texas ("First State"), an indirect wholly owned subsidiary of the Company. At the time of the UB&T Merger, the name of the resulting bank was changed to State National Bank of West Texas, Abilene, Texas (the "Abilene Bank"). There was no consideration paid as, prior to the transaction, First State and UB&T were both direct or indirect subsidiaries of State National. The transaction was accounted for similar to a pooling of interests. As a result of the transaction, the balance sheet and results of operations of UB&T have been included in the Company's consolidated financial statements since August 11, 2000, the date of the acquisition of the Company by State National (the "Acquisition"). At August 11, 2000, UB&T had total assets of $112,806,000, total deposits of $93,946,000, total loans of $70,230,000 and total stockholder's equity of $16,729,000.

      On February 28, 2001, State National contributed its ownership interest in State National Bank of West Texas, Lubbock, Texas ("the Lubbock Bank"), an indirect wholly owned subsidiary of State National, to the Company. The Company in turn, contributed to Independent Financial Corp., a Delaware subsidiary of the Company, all of the capital stock of the Lubbock Bank. On March 9, 2001, the Abilene Bank, an indirect wholly owned subsidiary of the Company, was merged (the "Lubbock Merger") with and into the Lubbock Bank. The Lubbock Bank continued as the surviving entity in the merger (the "Bank") and is an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the transaction, the Abilene Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National. The transaction was accounted for similar to a pooling of interests. As a result of the transaction, the balance sheet and results of operations of the Lubbock Bank have been included in the Company's consolidated financial statements since August 11, 2000, the date of the acquisition. At August 11, 2000, the Lubbock Bank had total assets of $210,409,000, total deposits of $190,828,000, total loans of $121,130,000 and stockholder's equity of $18,405,000.

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

(3)   ACCUMULATED OTHER COMPREHENSIVE INCOME

      An analysis of accumulated other comprehensive income for the quarters and nine-month periods ended September 30, 2001 and 2000, is as follows:


                                              Unrealized Gain (Loss) on Available-for-sale Securities
                                              -------------------------------------------------------
                                                     Quarter Ended            Nine-month Period
                                                     September 30,            Ended September 30,
                                              -------------------------   ---------------------------
                                                  2001          2000          2001          2000
                                              ------------  -----------   -----------   -------------
                                                                   (In thousands)
Balance, beginning of period                     $2,722        $(195)        $1,618        $ (343)
Current period change                             1,391          869          2,495         1,017
Purchase accounting adjustment                        0          193              0           193
                                              ------------  -----------   -----------   -------------
   Balance, at September 30                      $4,113        $ 867         $4,113        $  867
                                              ============  ===========   ===========   =============


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

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income preliminarily estimated to be $1.7 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet been determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO INDEPENDENT BANKSHARES, INC. (THE "COMPANY") AND ITS SUBSIDIARIES THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR INFLUENCE, INCLUDING, WITHOUT LIMITATION, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, NONPERFORMING ASSET LEVELS, LOAN CONCENTRATIONS, CHANGES IN INDUSTRY PRACTICES, ACTS OF TERRORISM AND WAR, ONE TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

THE COMPANY

      The Company is a bank holding company headquartered in Lubbock, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas ("State National"). State National acquired the Company at the close of business on August 11, 2000, in an all cash transaction (the "Acquisition"). At September 30, 2001, the Company owned all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owned through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of State National Bank of West Texas, Lubbock, Texas (the "Bank"). At September 30, 2001, the Bank operated full-service banking locations in the Texas cities of Abilene (five locations), Azle (two locations), Bangs, Big Spring, Lubbock (three locations), Odessa (two locations), Plainview, San Angelo, Stamford, Trent and Winters.

ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis presents the more significant factors affecting the Company's financial condition at September 30, 2001, and December 31, 2000, and results of operations for each of the quarters and nine-month periods ended September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

NET INCOME (LOSS)

      Net loss for the quarter and nine-month period ended September 30, 2001 amounted to $556,000 and $3,805,000, respectively, as compared to net loss for the period July 1 through August 11, 2000 (the date of the acquisition of the Company by State National) of $2,711,000, net loss for the period January 1 through August 11, 2000 of $1,908,000, and net income for the period August 12 through September 30, 2000 of $201,000. The loss for the third quarter in 2001 was primarily due to a $1 million provision for loan losses that was made in the third quarter of 2001, increasing the total provision in the nine-month period ended September 30, 2001 by $5.57 million.

      For comparative purposes, the remaining components of net income will be discussed by combining the predecessor period of January 1, 2000 through August 11, 2000 and July 1, 2000 through August 11, 2000 with the period of August 12, 2000 through September 30, 2000.

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

      Net interest income amounted to $5,480,000 for the third quarter of 2001, an increase of $2,000 from the 2000 third quarter net interest income of $5,478,000. Net interest income for the first nine months of 2001 was $16,379,000, an increase of $3,645,000, or 28.6%, from net interest income of $12,734,000 for the first nine months of 2000. The increases in 2001 were primarily due to the addition of interest-earning assets resulting from the merger of UB&T, a wholly owned subsidiary of State National, with and into First State Bank, National Association, a wholly owned subsidiary of the Company, which, at the time of such merger, changed its name to State National Bank of West Texas, Abilene, Texas, (the "Abilene Bank"), and the merger of the Abilene Bank with and into State National Bank of West Texas, Lubbock, Texas (the "Lubbock Bank") (collectively, the "Bank Mergers")partially offset by a decline in net interest margins. The net interest margin on a fully taxable equivalent basis decreased to 3.89% and 3.80% for the third quarter and first nine months of 2001, respectively, from 4.80% and 4.68% for the third quarter and the first nine months of 2000, respectively. The decrease in the net interest margin from the third quarter of 2000 and the first nine months of 2000 is due primarily to reductions in the prime interest rate from 9.5% at September 30, 2000 to 6.00% as of September 30, 2001.

      At September 30, 2001, approximately $153,234,000, or 48.2%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Approximately 55.6% of loans, excluding loans to individuals, which are almost exclusively fixed rate in nature, were loans with floating interest rates thereby subjecting 55.6% of total loans, excluding loans to individuals, to rapidly declining interest rates. In addition, total loans, net of discount, decreased $49,244,000 since December 31, 2000. These items plus the decrease in the prime interest rate were the primary cause of the decreases in loan yields. The decreases related to loans were partially offset by increases in year to date yields on securities. Subsequent to the acquisition of the Company, certain investment securities were sold and the proceeds reinvested into higher yielding, longer maturity investments. Thus the security yields for the nine-month periods of 2001 are higher than the comparable 2000 period. However, the yields for securities for the quarter ended September 30, 2000 as compared to the same period of 2001 have decreased from 6.63% to 6.21% respectively. The decrease in yields from the quarter ended in September 30, 2001 as compared to the same period in 2000 are primarily caused by decreases in the market place. These net changes caused the yield on interest-earning assets to decrease from 8.16% in the first nine months of 2000 to 7.42% in the first nine months of 2001.

      Average overall rates paid for various types of certificates of deposit increased during the nine-month period ended September 30, 2001, when compared to the same period in 2000. For example, the average rate paid for certificates of deposit less than $100,000 increased from 5.44% for the first nine months of 2000 to 5.56% for the first nine months of 2001, while the average rate paid by the Company for certificates of deposit of $100,000 or more also increased from 5.66% during the first nine months of 2000 to 5.89% during the first nine months of 2001. Rates for certificates of deposits increased for the nine-month period as compared to the same period in 2000 primarily due to a lag effect in certificate of deposit pricing in an environment of rapidly declining market rates. However, rates for certificates of deposits did decrease from the quarter ended September 30, 2000 to the same period in 2001 from 5.82% to 5.21%, respectively, indicating that in the third quarter alone, certificates of deposit have begun to reprice on average to lower rates, displaying the end of the lag effect seen in the year to date yields for certificates of deposits. Rates on other types of deposits, such as interest-bearing demand and savings and money market deposits, decreased from an average of 2.34% during the first nine months of 2000 to an average of 2.10% during the first nine months of 2001. These changes caused the Company's overall cost of interest-bearing deposits to increase from 4.27% for the first nine months of 2000 to 4.31% for the first nine months of 2001.

      The following table presents the average balance sheets of the Company for the quarters and nine-month periods ended September 30, 2001 and 2000, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.


                                                                   Quarter Ended September 30,
                                               ------------------------------------------------------------------
                                                              2001                               2000
                                               -------------------------------    -------------------------------
                                                            Interest                           Interest
                                                 Average     Income/    Yield/     Average     Income/     Yield/
                                                 Balance     Expense     Rate      Balance     Expense      Rate
                                               ---------    ---------   ------    ----------   ---------   ------
                                                                      (Dollars in thousands)
ASSETS
Interest-earning assets:
   Loans, net of unearned income (1)           $ 313,939    $   6,501     8.28%   $  288,745   $   7,012     9.71%
   Securities (2)                                184,036        2,855     6.21       145,589       2,414     6.63
   Interest-earning time deposits in other
     banks                                           502            5     3.98           275           4     5.82
   Federal funds sold                             70,394          614     3.49        31,995         566     7.08
                                               ---------    ---------             ----------   ---------
       Total interest-earning assets             568,871        9,975     7.01       466,604       9,996     8.57
                                               ---------    ---------             ----------   ---------
Noninterest-earning assets:
   Cash and due from banks                        30,683                              24,512
   Intangible assets                              46,498                              35,238
   Premises and equipment                         16,050                              12,592
   Accrued interest receivable
     and other assets                             20,533                               8,116
   Allowance for loan losses                      (4,399)                             (6,237)
                                               ---------                          ----------
       Total noninterest-earning assets          109,365                              74,221
                                               ---------                          ----------
           Total assets                        $ 678,236                          $  540,825
                                               =========                          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
   Interest-bearing, savings and money
       market deposits                         $ 191,491    $     759     1.59%   $  148,352   $   1,002     2.70%
   Time deposits                                 282,759        3,686     5.21       232,807       3,389     5.82
   Federal funds purchased and securities
     sold under agreements to repurchase             186            1     2.15         1,075           7     2.60
                                               ---------    ---------             ----------   ---------
     Total interest-bearing liabilities          474,436        4,446     3.75       382,234       4,398     4.60
                                               ---------    ---------             ----------   ---------
Noninterest-bearing liabilities:
   Demand deposits                               103,096                              82,078
   Accrued interest payable and
     other liabilities                             8,458                               5,848
                                               ---------                          ----------
     Total noninterest-bearing liabilities       111,554                              87,926
                                               ---------                          ----------
         Total liabilities                       585,990                             470,160
Guaranteed preferred beneficial interests
   in the Company's subordinated debentures       10,923                              11,600
Stockholder's equity                              81,323                              59,065
                                               ---------                          ----------
           Total liabilities and
              stockholder's equity             $ 678,236                          $  540,825
                                               =========                          ==========

Net interest income                                         $   5,529                          $   5,598
                                                            =========                          =========
Interest rate spread (3)                                                  3.26%                              3.97%
                                                                          =====                              =====
Net interest margin (4)                                                   3.89%                              4.80%
                                                                          =====                              =====

------------------------------
(1) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(2) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(3) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.


                                                               Nine-Month Period Ended September 30,
                                               ------------------------------------------------------------------
                                                              2001                              2000
                                               -------------------------------    -------------------------------
                                                            Interest                           Interest
                                                Average      Income/    Yield/     Average      Income/    Yield/
                                                Balance      Expense    Rate       Balance      Expense    Rate
                                               ---------    ---------   ------    ----------   ---------   ------
                                                                      (Dollars in thousands)
ASSETS
Interest-earning assets:
   Loans, net of unearned income (1)           $ 333,077    $  21,374     8.56%   $  219,744   $  15,725     9.54%
   Securities (2)                                174,698        8,558     6.53       120,632       5,431     6.00
   Interest-earning time deposits in
     other banks                                     502           19     5.05            92           4     5.80
   Federal funds sold                             71,120        2,307     4.33        24,553       1,187     6.45
                                               ---------    ---------             ----------   ---------
       Total interest-earning assets             579,397       32,258     7.42       365,021      22,347     8.16
                                               ---------    ---------             ----------   ---------
Noninterest-earning assets:
   Cash and due from banks                        32,901                              21,438
   Intangible assets                              47,424                              18,388
   Premises and equipment                         16,030                              10,625
   Accrued interest receivable
     and other assets                             14,945                               6,621
   Allowance for loan losses                      (7,049)                             (3,339)
                                               ---------                          ----------
       Total noninterest-earning assets          104,251                              53,733
                                               ---------                          ----------
         Total assets                          $ 683,648                          $  418,754
                                               =========                          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
    Interest-bearing, savings and money
      market deposits                          $ 187,309    $   2,951     2.10%   $  116,520   $   2,043     2.34%
   Time deposits                                 299,609       12,777     5.69       180,915       7,483     5.52
   Federal funds purchased and securities
     sold under agreement to repurchase              126            3     3.17           358           7     2.61
                                               ---------    ---------             ----------   ---------
     Total interest-bearing liabilities          487,044       15,731     4.31       297,793       9,533     4.27
                                               ---------    ---------             ----------   ---------
Noninterest-bearing liabilities:
   Demand deposits                                97,940                              68,283
   Accrued interest payable and
     other liabilities                             7,960                               3,208
                                               ---------                          ----------
     Total noninterest-bearing liabilities       105,900                              71,491
                                               ---------                          ----------
       Total liabilities                         592,944                             369,284
Guaranteed preferred beneficial interests
   in the Company's subordinated debentures       10,915                              12,533
Stockholder's equity                              79,789                              36,937
                                               ---------                          ----------
         Total liabilities and
           stockholder's equity                $ 683,648                          $  418,754
                                               =========                          ==========

Net interest income                                         $  16,527                          $  12,814
                                                            =========                          =========
Interest rate spread (3)                                                  3.11%                              3.89%
                                                                          =====                              =====
Net interest margin (4)                                                   3.80%                              4.68%
                                                                          =====                              =====

------------------------------
(1) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(2) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(3) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

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

                                                      Quarters Ended                    Nine-month Periods Ended
                                                September 30, 2001 vs. 2000            September 30, 2001 vs. 2000
                                            -----------------------------------    ----------------------------------
                                                Increase (Decrease) Due to             Increase (Decrease) Due To
                                                        Changes In:                            Changes In
                                            -----------------------------------    ----------------------------------
                                             Volume        Rate         Total       Volume        Rate        Total
                                            --------    ---------      --------    ---------    ----------   --------
                                                                          (In thousands)
Interest-earning assets:
   Loans, net of unearned income (1)        $    521    $ (1,032)      $  (511)     $  7,271    $ (1,622)    $  5,649
   Securities (2)                                595        (154)          441         2,648         479        3,127
   Interest-earning time deposits in
     Other banks                                   2          (1)            1            16          (1)          15
   Federal funds sold                            335        (287)           48         1,511        (391)       1,120
                                            --------    ---------      --------    ---------    ----------   --------
         Total interest income                 1,453      (1,474)          (21)       11,446      (1,535)       9,911
                                            --------    ---------      --------    ---------    ----------   --------

Interest-bearing liabilities:
   Deposits:
     Savings and money market deposits           170        (413)         (243)        1,118        (210)         908
     Time deposits                               651        (354)          297         5,064         230        5,294
     Federal Funds purchased and
       Securities sold under
       Agreements to repurchase                   (5)         (1)           (6)           (6)          2           (4)
                                            --------    ---------      --------    ---------    ----------   --------
         Total interest expense                  816        (768)           48         6,176          22        6,198
                                            --------    ---------      --------    ---------    ----------   --------
Increase (Decrease) in net interest income  $    637    $   (706)      $   (69)     $  5,270    $ (1,557)    $  3,713
                                            ========    =========      ========    =========    ==========   ========

----------------------

(1) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.

(2) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.


PROVISION FOR LOAN LOSSES

      The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company; expectations of economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter ended September 30, 2001 was $1,000,000, which was related to further evaluation of the credit quality of the original IBK loan portfolio that existed at the time of Acquisition. This represents a decrease of $633,000 from the provision for loan losses made for the quarter ended September 30, 2000 of $1,633,000. The provision for loan losses made for the nine-month period ended September 30, 2001, was $5,565,000 compared to $2,143,000 for the nine-month period ended September 30, 2000 representing an increase of $3,422,000. This increase of the loan loss provision was primarily due to the further deterioration of the Bank's collateral position on two particular large borrowing relationships from the original IBK loan portfolio, which also existed at the date of Acquisition. The outstanding loan balances associated with these relationships have continued to be reduced, through loan charge-offs, to estimated net realizable balances of the underlying collateral.

NONINTEREST INCOME

      Total noninterest income increased $189,000, or 17.3%, from $1,093,000 during the third quarter of 2000 to $1,282,000 during the third quarter of 2001. Total noninterest income also increased $1,254,000, or 47.2%, from $2,657,000 for the first nine months of 2000 to $3,911,000 for the first nine months of 2001.

      Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income decreased $52,000, or 6.0%, from $862,000 during the third quarter of 2000 to $810,000 during the third quarter of 2001, primarily due to decreases in the deposit balances from September 30, 2000 to September 30, 2001. However, service charges increased $354,000, or 16.2%, from $2,190,000 for the first nine months of 2000 to $2,544,000 for the first nine months of 2001. The increase was primarily due to the Bank Mergers.

      Trust fees from the operation of the trust department of the Bank increased $61,000, or 117.3%, from $52,000 during the third quarter of 2000 to $113,000 during the same period in 2001, and increased $213,000, or 126.8%, from $168,000 for the first nine months of 2000 to $381,000 for the first nine months of 2001. The increase was primarily the result of the purchase of the management of approximately $33,000,000 in trust assets from another trust company during the fourth quarter of 2000.

      Other income is the sum of several components of noninterest income including other customer service fees, brokerage service fees, credit and debit card income, safe deposit box rental income and other sources of miscellaneous income. Other income increased $180,000, or 100.6%, from $179,000 during the third quarter of 2000 to $359,000 during the third quarter of 2001, and increased $687,000, or 229.8%, from $299,000 for the first nine months of 2000 to $986,000 for the corresponding period in 2001. The increase was primarily due to the Bank Mergers.

NONINTEREST EXPENSES

      Total noninterest expenses decreased $1,162,000, or 15.2%, from $7,658,000 during the third quarter of 2000 to $6,496,000 during the third quarter of 2001, and increased $5,340,000, or 36.2%, from $14,743,000 during the first nine months of 2000 to $20,083,000 during the first nine months of 2001. The causes for the decrease in the quarter and the increase during the first nine months are explained below.

      Salaries and employee benefits, the largest single component of noninterest expense, rose $234,000, or 9.8%, from $2,386,000 for the third quarter of 2000 to $2,620,000 for the corresponding period of 2001, and increased $2,779,000, or 51.5%, from $5,396,000 for the nine-month period ended September 30, 2000, to $8,175,000 for the corresponding period of 2001. The increase was primarily a result of the Bank Mergers.

      Net occupancy expense increased $130,000, or 34.5%, from $377,000 for the third quarter of 2000 to $507,000 for the same period in 2001, and increased $449,000, or 47.1%, from $954,000 for the first nine months of 2000 to $1,403,000 for the first nine months of 2001. The increase was primarily a result of the Bank Mergers.

      Equipment expense decreased from $605,000 for the third quarter of 2000 to $453,000 for the corresponding period in 2001, representing a decrease of $152,000, or 25.1%. The decrease is primarily caused by the write off of assets and closure of branches after the Bank. These expenses increased $216,000, or 18.1%, from $1,193,000 for the first nine months of 2000 to $1,409,000 for the first nine months of 2001. The increase was primarily due to the Bank Mergers.

      Distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures totaled $279,000 for the third quarter of 2000, and $280,000 for the third quarter 2001, and totaled $831,000 for the first nine month of 2000 and $839,000 for the first nine months of 2001, an increase of 1.0%. The increase was due to the accretion into expense of the purchase accounting discount recorded on the Company's Trust Preferred Securities in connection with the Acquisition.

      Amortization of intangible assets increased $340,000, or 49.7%, from $684,000 during the third quarter of 2000 to $1,024,000 during the third quarter of 2001, and increased $2,048,000, or 200.8%, from $1,020,000 for the first nine months of 2000 to $3,068,000 for the first nine months of 2001. The increase is due to the Acquisition and the Bank Mergers. Unamortized intangible assets increased from $9,746,000 immediately prior to the Acquisition to $45,953,000 at September 30, 2001.

      Stationery, printing and supplies expense decreased $4,000, or 2.6%, from $155,000 for the third quarter of 2000 to $151,000 for the third quarter of 2001. This decrease is primarily caused by efficiencies created over the year since the Acquisition. However, these expenses increased $26,000, or 5.8%, from $448,000 for the first nine months of 2000 to $474,000 for the first nine months of 2001. The overall increase in stationery, printing and supplies expense is due primarily to the Bank Mergers.

      Professional fees, which include legal, accounting and other professional fees, decreased $177,000, or 59.6%, from $297,000 during the third quarter of 2000 to $120,000 during the third quarter of 2001, primarily due to the acquisition of the Company during the third quarter of 2000. However, professional fees increased $132,000, or 24.4%, from $540,000 during the first nine months of 2000 to $672,000 for the corresponding period of 2001. The overall increase in professional fees during the nine-month period is due primarily to an increase in accounting fees associated with various regulatory filings that were required as a result of the Bank Mergers.

      Communication expense increased $131,000 or 118.0% from $111,000 in the third quarter of 2000 to $242,000 in the third quarter of 2001, and increased $414,000 or 152.8% from $271,000 in the first nine months of 2000 to $685,000 for the corresponding period of 2001. The increase was due to enhanced voice and data communication capacity necessary to support a larger number of Bank branch locations as a result of the Bank Mergers.

      Data processing expense increased $92,000 or 143.8% from $64,000 in the third quarter of 2000 to $156,000 in the third quarter of 2001, and increased $347,000 or 237.7% from $146,000 in the first nine months of 2000 to $493,000 for the corresponding period of 2001. The increase was due to several data processing conversions that were performed as a result of the Acquisition and the Bank Mergers and the fact that State National outsources the Company's data processing function, which had previously been performed by the Company in-house prior to the Acquisition.

      Advertising and business development expense increased $61,000 or 87.1% from $70,000 in the third quarter of 2000 to $131,000 in the third quarter of 2001, and increased $232,000 or 129.6% from $179,000 in the first nine months of 2000 to $411,000 for the corresponding period of 2001 due primarily to the Bank Mergers and the more aggressive advertising and public relations campaign employed by State National as compared to the Company prior to the Acquisition.

      Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $56,000 in the third quarter of 2001 as compared to net costs of $14,000 in the third quarter of 2000 and recorded net costs of $44,000 for the first nine months of 2001 as compared to net costs of $30,000 for the same period in 2000. The increases in net costs recorded for the third quarter as well as the first nine months of 2001 were a result of increases in foreclosures on loans which existed at the time of acquisition.

      Merger-related expenses decreased from $1,659,000 in the third quarter of 2000 to $0 in the third quarter of 2001 and decreased from $1,970,000 in the first nine months of 2000 to $51,000 in the corresponding period for 2001. The total in 2000 related to the Acquisition, while the total in 2001 related to the Lubbock Merger.

      Other noninterest expense includes, among many other items, postage, loan and collection expenses, armored car and courier fees, travel, insurance, ATM transaction expenses, regulatory examinations, franchise taxes dues and subscriptions, Federal Deposit Insurance Corporation ("FDIC") insurance expense and directors' fees. These expenses decreased $201,000, or 21.0%, from $957,000 during the third quarter of 2000 to $756,000 during the third quarter of 2001. This decrease was primarily the result of operating efficiencies created over time after the Acquisition as compared to the time period immediately after the Acquisition. Other noninterest expenses increased $594,000, or 33.7%, from $1,765,000 for the first nine months of 2000 as compared to $2,359,000 for the first nine months of 2001 primarily as a result of the Bank Mergers.

FEDERAL INCOME TAXES

      The Company recorded a federal income tax benefit of $178,000 in the third quarter of 2001 compared to $210,000 in federal income tax benefit in the third quarter of 2000, and recorded a federal income tax benefit of $1,553,000 in the first nine months of 2001 as compared to $212,000 in federal income tax expense in the same period for 2000. The benefit recorded during the first nine months of 2001 was due to the net loss incurred during the first nine months of 2001.

IMPACT OF INFLATION

      The effects of inflation on the local economy and on the Company's operating results have been relatively modest during the past several years. Because substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate-sensitive assets and liabilities. See "Analysis of Financial Condition-Interest Rate Sensitivity" herein.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

      Total assets decreased $30,861,000, or 4.4%, from $697,196,000 at
December 31, 2000, to $666,335,000 at September 30, 2001, due primarily to decreases in net loans and cash, which are related to decreases in total deposits. The decreases in net loans and cash were partially offset by an increase in securities.

CASH AND CASH EQUIVALENTS

      The amount of total cash and cash equivalents decreased $14,466,000, or 17.0%, from $85,185,000 at December 31, 2000, to $70,719,000 at September 30,
2001. The decreases in total cash and cash equivalents is due primarily to the use of cash to fund an increase in the securities balance.

SECURITIES

      Securities increased $26,733,000, or 15.1%, from $177,183,000 at
December 31, 2000, to $203,916,000 at September 30, 2001. The increase in 2001 is primarily due to the inflow of cash from loans, which were paid off, and the investment of those proceeds into securities.

      The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, federal agency securities and mortgage-backed securities having average maturities of twelve years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. All securities totaling $203,916,000, are classified as available-for-sale and are carried at fair value at September 30, 2001. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

      Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At September 30, 2001, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $48,928,000, or 24.0% of the total securities portfolio.

      The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                                                     September 30, 2001        December 31, 2000
                                                                  -----------------------   -----------------------
                                                                     Amount         %         Amount         %
                                                                  -----------   ---------   -----------   ---------
                                                                               (Dollars in thousands)
Carrying value:
   U.S Treasury securities and obligations of U.S.
     Government agencies and corporations                         $  117,932       57.8%     $  129,040      72.8%
   Mortgage-backed securities and collateralized
         mortgage obligations                                         75,297       36.9          36,671      20.7
   Obligations of states and political subdivisions                    7,448        3.7           8,334       4.7
   Other securities                                                    3,239        1.6           3,138       1.8
                                                                  -----------   ---------   -----------   ---------
Total carrying value of securities                                $  203,916      100.0%     $  177,183     100.0%
                                                                  ===========   =========   ===========   =========
Total fair value of securities                                    $  203,916                 $  177,161
                                                                  ===========               ===========

      The market value of securities classified as held-to-maturity is usually different from the reported carrying value of such securities due to interest rate fluctuations that cause market valuations to change. There were no securities classified as held-to-maturity at September 30, 2001.

      The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at September 30, 2001. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of previous securities classified as held-to-maturity was their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

                                                                                         Estimated       Weighted
Type and Maturity Grouping                                  Principal       Carrying        Fair         Average
 at September 30, 2001                                       Amount          Value         Value          Yield
---------------------------                                -----------    -----------   -----------     ---------
                                                                           (Dollars in thousands)
U.S Treasury securities and obligations of U.S.
   Government agencies and corporations:
   Within one year                                         $   22,049     $   22,460    $    22,460        6.72%
   After one but within five years                             73,816         77,200         77,200        5.88
   After five but within ten years                             17,364         18,272         18,272        6.37
                                                           -----------    -----------   -----------     ---------
     Total U.S. Treasury securities and obligations of
       U.S Government agencies and corporations               113,229        117,932        117,932        6.11
                                                           -----------    -----------   -----------     ---------
Mortgage-backed securities and collateralized
     mortgage                                                  73,941         75,297         75,297        5.78
                                                            -----------    -----------   -----------     ---------
Obligations of states and political subdivisions:
   Within one year                                                601            603            603        6.88
   After one but within five years                              5,043          5,151          5,151        7.55
   After five but within ten years                              1,511          1,563          1,563        6.82
   After ten years                                                120            131            131        8.02
                                                           -----------    -----------   -----------     ---------
     Total obligations of states and political
       subdivisions                                             7,275          7,448          7,448        7.35
                                                           -----------    -----------   -----------     ---------
Other securities:
   Within one year                                                  0              0              0         --
   After one but within five years                                  0              0              0         --
   After five but within ten years                                  0              0              0         --
   After ten years                                              3,239          3,239          3,239        3.00
                                                           -----------    -----------   -----------     ---------
     Total other securities                                     3,239          3,239          3,239        3.00
                                                           -----------    -----------   -----------     ---------
       Total securities                                    $  197,684     $  203,916    $   203,916        5.99%
                                                           ===========    ===========   ===========     =========

LOAN PORTFOLIO

      Total loans, net of unearned income, decreased $49,244,000, or 13.4%, from $366,933,000 at December 31, 2000, to $317,689,000 at September 30,
2001. The decrease during the first nine months of 2001 was primarily a result of a decrease in (i) commercial loans associated with a restructuring of the general loan portfolio, due to the acquisition, (ii) loans to individuals and (iii) agriculture-related loans due to seasonality of these types of loans.

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

      The following table presents the Company's loan balances at the dates indicated separated by loan types.

                                                                           September 30,       December 31,
                                                                               2001               2000
                                                                          -------------       -------------
                                                                                  (In thousands)
         Real estate loans                                                $    134,308        $    127,510
         Commercial loans                                                      106,517             127,205
         Loans to individuals                                                   42,202              53,308
         Agriculture and other loans                                            34,701              59,036
                                                                          -------------       -------------
           Total loans                                                         317,728             367,059
         Less unearned income                                                       39                 126
                                                                          -------------       -------------
           Loans, net of unearned income                                  $    317,689        $    366,933
                                                                          =============       =============

      Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at September 30, 2001, except for those described in the above table. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at September 30, 2001.

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

      The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at September 30, 2001. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                                                       One to          Over           Total
                                                       One Year         Five           Five         Carrying
                                                       and Less         Years          Years          Value
                                                      -----------    -----------    -----------   ------------
                                                                           (In thousands)
         Real estate loans                            $   63,143     $   59,279     $   11,886    $   134,308
         Commercial loans                                 87,374         16,718          2,425        106,517
         Agriculture and other loans                      32,360          2,272             69         34,701
                                                      -----------    -----------    -----------   ------------
           Total loans                                $  182,877     $   78,269     $   14,380    $   275,526
                                                      ===========    ===========    ===========   ============

         With fixed interest rates                    $   37,139     $   72,276     $   12,877    $   122,292
         With variable interest rates                    145,738          5,993          1,503        153,234
                                                      -----------    -----------    -----------   ------------
           Total loans                                $  182,877     $   78,269     $   14,380    $   275,526
                                                      ===========    ===========    ===========   ============

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

      The allowance is reduced by loan charge-offs and increased by recoveries of loans previously charged off and the loan loss provision necessary to bring the allowance to an amount determined by management to be adequate. The Company's allowance was $6,194,000, or 1.95% of loans, net of unearned income, at September 30, 2001, compared to $8,379,000, or 2.28% of loans, net of unearned income, at December 31, 2000.

      Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $840,000 and $8,626,000 in loans during the third quarter and first nine months of 2001, respectively. Recoveries during the third quarter and first nine months of 2001 were $647,000 and $876,000, respectively.

      The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and nine-month periods ended September 30, 2001 and 2000.

                                                                Nine-month
                                                     Quarter      Period                               August 12
                                                      Ended       Ended       January 1    July 1 to       to
                                                    September   September     to August     August      September
                                                    30, 2001     30, 2001     11, 2000     11, 2000     30, 2000
                                                   ----------   ----------   ----------   ----------   ----------
                                                                       (Dollars in thousands)
     Analysis of allowance for loan losses:
     Balance, beginning of period                   $  5,387    $   8,379    $    1,833    $   2,203    $   9,011
       Purchase Accounting Adjustment                      0            0         2,328        2,328            0
       Provision for loan losses                       1,000        5,565         1,660        1,150          483
                                                   ----------   ----------   ----------   ----------   ----------
                                                       6,387       13,944         5,821        5,681        9,494
                                                   ----------   ----------   ----------   ----------   ----------
     Loans charged off:
       Real estate loans                                   0            0             0            0            6
       Commercial loans                                  605        4,864            50            0          853
       Loans to individuals                              235          870           174           36          138
       Other loans                                         0        2,892             6            0            0
                                                   ----------   ----------   ----------   ----------   ----------
          Total charge-offs                              840        8,626           230           36          997
                                                   ----------   ----------   ----------   ----------   ----------
     Recoveries of loans previously charged off:
       Real estate loans                                   0            2             1            0            0
       Commercial loans                                  606          747             6            0            5
       Loans to individuals                               41          121            72           26            6
       Other loans                                         0            6             1            0            0
                                                   ----------   ----------   ----------   ----------   ----------
          Total recoveries                               647          876            80           26           11
                                                   ----------   ----------   ----------   ----------   ----------
            Net loan charge-offs                         193        7,750           150           10          986
                                                   ----------   ----------   ----------   ----------   ----------
     Balance, end of period                         $  6,194    $   6,194    $    5,671    $   5,671    $   8,508
                                                   ==========   ==========   ==========   ==========   ==========
     Average loans outstanding, net of
       unearned income                              $313,939    $ 333,077    $  184,923    $ 183,444    $ 375,480
                                                   ==========   ==========   ==========   ==========   ==========
     Ratio of net loan charge-offs to average
       loans outstanding, net of unearned income
       (annualized)                                     0.25%        3.10%         0.13%        0.05%        1.96%
     Ratio of allowance for loan losses to total
       loans, net of unearned income, at end
         of period                                      1.95%        1.95%         3.12%        3.12%        2.27%

      The decrease in the balance of the allowance from September 30, 2000 to September 30, 2001, is primarily due to the net charge off of loans, most of which existed at the time of Acquisition, of $7,750,000. The total charge off is partially offset by the provision for loan loss and recoveries during the nine-month period ended September 30, 2001.

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

      At September 30, 2001 and December 31, 2000, loans identified as being impaired consisted of non-homogeneous loans placed on non-accrual status.

      At September 30, 2001 and December 31, 2000, the recorded investment in loans that are considered to be impaired under FAS 114 was approximately $10,162,000 and $10,941,000, respectively. Included in this amount at September 30, 2001 and December 31, 2000, was approximately $4,206,000 and $ 7,491,000, respectively, of impaired loans for which the related specific reserve for loan losses was approximately $1,854,000 and $4,516,000, respectively. $5,956,000 of impaired loans at September 30, 2001 and $3,450,000 of impaired loans at December 31, 2000 did not have a specific related reserve for loan losses.

      The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at September 30, 2001, and December 31, 2000.

                                                      September 30, 2001                 December 31, 2000
                                                 -----------------------------     ------------------------------
                                                                   Percent of                         Percent of
                                                                    Loans by                           Loans by
                                                  Amount of        Category to      Amount of        Category to
                                                  Allowance       Loans, Net of     Allowance       Loans, Net of
                                                 Allocated to       Unearned       Allocated to        Unearned
                                                   Category          Income          Category           Income
                                                 ------------      ------------    ------------       -----------
                                                                     (Dollars in thousands)
Real estate loans                                  $    756           42.3%          $    685            34.7%
Commercial loans                                      3,184           33.5              3,434            34.7
Loans to individuals                                    869           13.3              1,248            14.5
Other loans                                              36           10.9              1,819            16.1
                                                 ------------      ------------    ------------       -----------
   Total allocated                                    4,845          100.0%             7,186           100.0%
                                                                   ============                       ===========
Unallocated                                           1,349                             1,193
                                                 ------------                      ------------
Total allowance for loan losses                    $  6,194                          $  8,379
                                                 ============                      ============

LOAN REVIEW PROCESS

      The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed herein, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are usually in the process of being charged off. At September 30, 2001, substandard loans totaled $10,080,000, of which $6,527,000 were loans designated as nonaccrual or 90 days past due. Doubtful loans totaled $3,902,000 of which $2,878,000 were designated as nonaccrual or 90 days past due. There were no loans designated as loss at September 30, 2001. Substandard and doubtful loans at December 31, 2000, were $15,082,000 and $1,742,000, respectively.

      In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. At September 30, 2001, watch list loans totaled $4,481,000. Substantially all of the loans on the watch list at September 30, 2001, were current and paying in accordance with loan terms. See "Nonperforming Assets" herein.

NONPERFORMING ASSETS

      Nonperforming loans consist of nonaccrual, past due and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal or interest payments. Loans on which management does not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

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

        The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at September 30, 2001, and December 31, 2000.

                                                                       September 30,     December 31,
                                                                           2001              2000
                                                                       -------------     ------------
                                                                              (In thousands)
     Nonaccrual loans                                                   $  10,162          $  3,337
     Accruing loans contractually past due over 90 days                     1,215             2,572
     Restructured loans                                                        32               119
     Other real estate and other repossessed assets                         1,003               576
                                                                       -------------     ------------
     Total nonperforming assets                                          $ 12,412          $  6,604
                                                                       =============     ============

      The gross interest income that would have been recorded during the third quarter and first nine months of 2001 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $110,000 and $419,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the nine-month period ended September 30, 2001.

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

INTANGIBLE ASSETS

      Intangible assets decreased $3,223,000, or 6.6%, from $49,176,000 at December 31, 2000, to $45,953,000 at September 30, 2001. This decrease was due entirely to core deposit intangible and goodwill amortization expense recorded during the first nine months of 2001.

PREMISES AND EQUIPMENT

      Premises and equipment increased $17,000, or 0.1%, during the first nine months of 2001, from $15,855,000 at December 31, 2000, to $15,872,000 at
September 30, 2001. The increase was due to the purchase of additional computer software and equipment. This increase was partially offset by depreciation expense of $1,150,000, which was recorded during the first nine months of 2001.

ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $2,499,000, or 31.2%, from $8,014,000 at December 31, 2000, to $5,515,000 at September
30, 2001. The decrease was primarily a result of a decrease in loans, primarily agricultural, on which significant principal and interest payments are normally received after December 31 and the reclassification during the period of certain loans to nonaccrual status where interest previously accrued is reversed. Of the total balance at September 30, 2001, $3,241,000, or 58.8%, was interest accrued on loans and $2,274,000, or 41.2%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 2000, were $5,568,000, or 69.5%, and $2,446,000, or 30.5%, respectively.

OTHER REAL ESTATE AND OTHER REPOSSESSED ASSETS

      Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At September 30, 2001, and December 31, 2000, other real estate and other repossessed assets had an aggregate book value of $1,003,000 and $576,000, respectively. Other real estate and other repossessed assets increased $427,000, or 74.1%, during the first nine months of 2001, primarily due to the foreclosure on three residential homes and repossession of a business property.

OTHER ASSETS

      The balance of other assets increased $9,209,000, or 347.1% to $11,862,000 at September 30, 2001, from $2,653,000 at December 31, 2000, as a result of the purchase of bank owned life insurance on various officers of the Bank.

DEPOSITS

      The Bank's lending and investing activities are funded almost entirely by core deposits, 51.8% of which were demand, savings and money market deposits at September 30, 2001. Total deposits decreased $25,548,000, or 4.3%, from $592,971,000 at December 31, 2000, to $567,423,000 at September
30, 2001. The decrease in deposits was primarily due to prime rates falling during the year, which allowed the bank to lower rates paid on deposits. These lower rates caused customers to remove their deposits in favor of other types of investment opportunities. The Bank does not have any brokered deposits.

      The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters and nine-month periods ended September 30, 2001 and 2000.

                                       Quarter Ended September 30,                Nine-Month Period Ended September 30,
                           ------------------------------------------------  -----------------------------------------------
                                     2001                     2000                    2001                    2000
                           -----------------------  -----------------------  ---------------------  ------------------------
                             Average      Average     Average      Average     Average     Average     Average     Average
                             Amount        Rate       Amount        Rate       Amount       Rate       Amount       Rate
                           -----------   ---------  -----------   ---------  ----------   --------  ------------  ----------
                                                          (Dollars in thousands)
Noninterest-bearing
  demand deposits           $ 103,096        --%     $ 82,078         --%    $  97,940       --%     $  68,283        --%
Interest-bearing demand,
  savings and money
  market deposits             191,491      1.59       148,352       2.70       187,309     2.10        116,520      2.34
Time deposits of less
  than $100,000               178,562      5.06       151,567       5.76       187,676     5.56        119,685      5.44
Time deposits of
  $100,000 or more            104,197      5.48        81,240       5.93       111,933     5.89         61,230      5.66
                           -----------              -----------              ----------             ------------
   Total deposits           $ 577,346      3.08%     $463,237       3.79%    $ 584,858     3.59%     $ 365,718      3.47%
                           ===========              ===========              ==========             ============

      Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At September 30, 2001, and December 31, 2000, deposits of $100,000 or more represented approximately 14.8% and 15.5%, respectively, of the Company's total assets.

      The maturity distribution of time deposits of $100,000 or more at September 30, 2001 is presented below.

                                                             At September 30, 2001
                                                             ---------------------
                                                                (In thousands)
          3 months or less                                       $     27,271
          Over 3 through 6 months                                      38,569
          Over 6 through 12 months                                     20,379
          Over 12 months                                               12,664
                                                                 --------------
             Total time deposits of $100,000 or more             $     98,883
                                                                 ==============

FED FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

      The balance of Fed Funds Purchased and Securities Sold Under Agreement to Repurchase increased $200,000, 100%, from $0 at December 31, 2000 to $200,000 at September 30, 2001. The market of securities sold under agreement to repurchase was entered into during 2001 due to the advantageous conditions that exist of obtaining funds at favorable interest rates.

ACCRUED INTEREST PAYABLE

      Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $703,000, or 28.2%, from $2,491,000 at December 31, 2000, to $1,788,000 at September 30, 2001, due to
a decrease in interest rates being paid on interest-bearing time deposits.

OTHER LIABILITIES

      The most significant components of other liabilities are amounts accrued for various types of expenses and current and deferred federal income taxes payable. The balance of other liabilities decreased $2,625,000 or 29.7%, from $8,846,000 at December 31, 2000, to $6,221,000 at September 30,
2001,
primarily due to the growth of the Company's deferred tax asset associated with the net loss of the Company for the periods, applied against its deferred tax liability at September 30, 2001.

INTEREST RATE SENSITIVITY

      Interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. The Company seeks to minimize the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that could change interest rates in the same time frame in an attempt to reduce the risk of significant adverse effects on the Company's net interest income caused by interest rate changes. The Company does not attempt to match each interest-earning asset with a specific interest-bearing liability. Instead, as shown in the following table below, it aggregates all of its interest-earning assets and interest-bearing liabilities to determine the difference between the two in specific time frames. This difference is known as the rate-sensitivity gap. A company is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and occasionally change in different directions. Management regularly monitors the interest sensitivity position and considers this position in its decisions in regard to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

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

      The Company's ratios of interest-sensitive assets to interest-sensitive liabilities, as shown in the following table, are 75.1% at the 90-day interval, 64.0% at the 180-day interval and 70.3% at the 365-day interval at September 30, 2001. Currently, the Company is liability-sensitive or in a negative gap position, at the three intervals. However, the Company had $189,086,000 of interest-bearing demand, savings and money market deposits at September 30, 2001, on which, from the Company's experience, interest rates change more slowly. Therefore, excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 125.9% at September 30, 2001. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

      The following table shows the interest rate sensitivity position of the Company at September 30, 2001.




                                                                                            Volumes
                                                        Cumulative Volumes                Subject to
                                                    Subject to Repricing Within            Repricing
                                             -----------------------------------------       After
                                               90 Days        180 Days       365 Days       1 Year          Total
                                             ----------     -----------    -----------    ----------     ----------
                                                                        (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                        $   38,664     $    38,664    $    38,664    $        0     $   38,664
   Securities                                    15,625          32,154         65,013       138,903        203,916
   Loans, net of unearned income                148,885         160,395        197,378       120,311        317,689
                                             ----------     -----------    -----------    ----------     ----------
     Total interest-earning assets              203,174         231,213        301,055       259,214        560,269
                                             ----------     -----------    -----------    ----------     ----------
Interest-bearing liabilities:
   Demand, savings and money market
     deposits                                   189,086         189,086        189,086             0        189,086
   Securities sold under agreement to
     Repurchase                                     200             200            200             0            200
   Time deposits                                 81,332         172,081        238,968        34,520        273,488
                                             ----------     -----------    -----------    ----------     ----------
     Total interest-bearing liabilities         270,618         361,367        428,254        34,520        462,774
                                             ----------     -----------    -----------    ----------     ----------
Rate-sensitivity gap(1)                      $  (67,444)    $  (130,154)   $  (127,199)   $  224,694     $   97,495
                                             ==========     ===========    ===========    ==========     ==========

Rate-sensitivity ratio(2)                          75.1%           64.0%          70.3%
                                             ==========     ===========    ===========


-----------------------------
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

SELECTED FINANCIAL RATIOS

      The following table presents selected financial ratios (annualized) for the quarters and nine-month periods ended September 30, 2001 and 2000.



                                                                    Quarter Ended              Nine-month Period
                                                                    September 30,             Ended September 30,
                                                               ----------------------        ---------------------
                                                                 2001          2000            2001         2000
                                                               --------     ---------        --------     --------
Net income (loss) to:
     Average assets                                             (0.33)%       (1.86)%         (0.74)%       (.54)%
     Average interest-earning assets                            (0.39)        (2.15)          (0.88)        (.62)
     Average stockholder's equity                               (2.73)       (17.00)          (6.36)       (6.16)
Dividend payout (1) to:
     Net income                                                  N/A           N/A             N/A           N/A
     Average stockholder's equity                                N/A           N/A             N/A           N/A
Average stockholder's equity to:
     Average total assets                                       11.99         10.92           11.67         8.82
     Average loans (2)                                          25.90         20.46           23.96        16.81
     Average total deposits                                     14.09         12.75           13.64        10.10
Average interest-earning assets to:
     Average total assets                                       83.88         86.28           84.75        87.17
     Average total deposits                                     98.53        100.73           99.07        99.81
     Average total liabilities                                  97.08         99.24           97.72        98.85
Ratio to total average deposits of:
     Average loans (2)                                          54.38         62.33           56.95        60.09
     Average noninterest-bearing deposits                       17.86         17.72           16.75        18.67
     Average interest-bearing deposits                          82.14         82.28           83.25        81.33
Total interest expense to total interest income                 44.57         44.53           48.77        42.81
Efficiency ratio (3)                                            75.95         76.43           79.26        70.77


-----------------------------
(1) Dividends on Common Stock only.
(2) Before allowance for possible loan losses.
(3) Calculated as noninterest expense less, merger related expenses, distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures, amortization of intangibles and expenses related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.


LIQUIDITY

THE BANK

      Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $30,683,000 and $32,901,000 during the third quarter and first nine months of 2001, respectively, and $24,512,000 and $21,438,000 during the third quarter and first nine months of 2000, respectively. These amounts comprised 4.5% and 4.8% of average total assets during the third quarter and first nine months of 2001, respectively, and 4.5% and 5.1% of average total assets during the third quarter and first nine months of 2000, respectively.

      The average level of securities, interest-earning time deposits in other banks and federal funds sold was $254,932,000 and $246,320,000 during the third quarter and first nine months of 2001, respectively, and $177,859,000 and $145,277,000 during the third quarter and first nine months of 2000, respectively. The increases in average balances from 2000 to 2001 were primarily due to the Bank Mergers.

      A total of $0 and $59,919,000 of securities classified as available-for-sale were sold during the quarter and nine-month period ended September 30, 2001, and a total of $1,000,000 and $3,000,000 of securities classified as available-for-sale were sold during the quarter and nine-month period ended September 30, 2000, respectively. At September 30, 2001, $23,063,000, or 17.9%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year, and $82,351,000, or 64.0%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates. At September 30, 2001, approximately $197,378,000, or 62.1%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $182,877,000, or 66.4%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition - Loan Portfolio" above.

      On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the third quarter and first nine months of 2001, the Company's average deposits were $577,346,000 and $584,858,000, or 85.1% and 85.5%, of average total assets, respectively, compared to $463,237,000 and $365,718,000, or 85.7% and 87.3% of average total assets, respectively, during the third quarter and first nine months of 2000. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition - Deposits" above.

THE COMPANY

      The Company depends on the Bank for liquidity in the form of cash flow, primarily to meet distribution requirements on Independent Capital's Trust Preferred Securities and to cover other operating expenses. Prior to the Acquisition, this cash flow came from three sources: (1) dividends resulting from earnings of the Bank, (2) current tax liabilities generated by the Bank, and (3) management and service fees for services performed for the Bank. Subsequent to the Acquisition, the Company ceased charging management fees to the Bank. The Company's immediate liquidity needs have been and can continue to be satisfied by advances from the Company's parent company.

      The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the third quarter and first nine months of 2001 were $0 and $700,000, respectively; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $9,000 and $726,000, respectively, during the same time periods of 2001. Dividends paid by the Bank to Independent Financial during the third quarter and first nine months of 2000 were $2,000,000 and $2,900,000, respectively; in turn, Independent Financial and Independent Capital paid dividends to the Company of $2,000,000 and $2,926,000, respectively, during the same time periods. At September 30, 2001, there were no dividends available for payment to Independent Financial by the Bank without regulatory approval.

      There were no current tax liabilities generated by the Bank during the third quarter and the nine-month period ended September 30, 2001 due to the pre-tax loss incurred by the Bank. Current tax liabilities totaling $900,000 were paid by the Bank to the Company during the first nine months of 2000.

      Prior to the Acquisition, the Bank paid management fees to the Company for services performed. These services included, but were not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $39,000 and $102,000 in management fees to the Company during the third quarter and first nine months of 2000, respectively. The Company's fees had to be reasonable in relation to the management services rendered, and the Bank was prohibited from paying management fees to the Company if the Bank would have been under capitalized after any such distribution or payment.

CAPITAL RESOURCES

      At September 30, 2001, stockholders' equity totaled $79,788,000, or 12% of total assets, compared to $81,984,000, or 11.8% of total assets, at December 31, 2000.

      Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity and qualifying guaranteed preferred beneficial interests in the Company's subordinated debentures, reduced by intangible assets net of the deferred tax liability associated with the core deposit intangible, and any deferred tax asset disallowed for regulatory capital purposes. For the Company, Tier 2 capital is comprised of the remainder of the guaranteed preferred beneficial interests in the Company's subordinated debentures not qualifying for Tier 1 capital and the qualifying amount of the allowance for loan losses.

      Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at September 30, 2001.


   The Company                                           September 30, 2001
   -----------                                           ------------------
                                                           (In thousands)

   Tier 1 capital                                               44,527
                                                              --------

   Tier 2 capital                                                4,622
                                                              --------

        Total capital                                         $ 49,149
                                                              ========

   Net risk-weighted assets                                   $368,157
                                                              ========

   Adjusted quarterly average assets                          $627,514
                                                              ========




                                                               Regulatory      Well-capitalized     Actual Ratios at
The Company                                                      Minimum           Minimum         September 30, 2001
-----------                                                    ----------      ----------------    ------------------
Tier 1 capital to risk-weighted assets ratio                      4.00%               6.00%               12.09%
Total capital to risk-weighted assets ratio                       8.00               10.00                13.35
Leverage ratio                                                    4.00                5.00                 7.10


The Bank
--------

Tier 1 capital to risk-weighted assets ratio                      4.00%               6.00%               12.27%
Total capital to risk-weighted assets ratio                       8.00               10.00                13.53
Leverage ratio                                                    4.00                5.00                 7.20


      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at September 30, 2001.

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

                                      PART II

                                 OTHER INFORMATION

Item 1. Legal Proceedings.

      As previously disclosed in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, the Bank (as successor to First State Bank of Odessa, N.A.) was a defendant in an action filed by the estate of Harry V. Howard, deceased, styled, JOHN AND BILLY NEAL STORIE V. FIRST STATE BANK OF ODESSA, N.A., ODESSA, TEXAS, Cause No. 22080-B) in the 104th District Court for Taylor County, Texas. The lawsuit related to the Bank's management of the Harry
V. Howard Trust, wherein plaintiff's alleged that the Bank, in its capacity as trustee of this testamentary trust, failed to adequately oversee the trust assets and allowed waste to occur to the trust principal. Additionally, the plaintiff's alleged that the Bank made inappropriate distributions to the beneficiary of the trust, that there were other acts of mismanagement and breech of fiduciary duty. The trial on this matter began on October 7, 2001. On October 10, 2001, the parties reached a mutual settlement of the matter. The terms of the settlement call for the Company's insurer to pay a nominal sum to the plaintiffs in return for a full release of the Bank and a dismissal with prejudice by the plaintiffs of this matter.

      From time to time, the Company is involved in litigation proceedings incidental to the normal course of its business. In the opinion of management, the ultimate liability, if any, resulting from known, current litigation, either singularly or in the aggregate, would not reasonably be expected to have a material adverse effect on the Company's financial position or results of operations.

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







Date: November 8, 2001           Independent Bankshares, Inc.
                                 (Registrant)




                                 By:  /s/ Don E. Cosby
                                      ---------------------------------------
                                      Don E. Cosby
                                      Executive Vice President & Chief Financial
                                        Officer
                                      (Duly authorized Officer and Principal
                                        Financial Officer)