Form 10-K405
period 2001-12-31
INDEPENDENT BANKSHARES INC
filed 2002-03-28
CIK 318870

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the Fiscal Year Ended: December 31, 2001

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
              For the Transition Period from _________ to _________

                         COMMISSION FILE NUMBER: 0-10196

                          INDEPENDENT BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                TEXAS                                      75-1717279
    (State or Other Jurisdiction of                      (IRS Employer
    Incorporation or Organization)                    Identification No.)

            1617 BROADWAY
            LUBBOCK, TEXAS                                   79408
   (Address of Principal Executive Offices)                (Zip Code)

       Registrant's Telephone Number, Including Area Code: (806) 749-1850

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                                Name of each exchange
                     Title of each class                         on which registered
-----------------------------------------------------------   -----------------------------
 8.5% CUMULATIVE TRUST PREFERRED SECURITIES, GUARANTEED BY      AMERICAN STOCK EXCHANGE
     INDEPENDENT BANKSHARES, INC., STATED VALUE $10.00

           Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.25 PAR VALUE
                                (TITLE OF CLASS)

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     On March 5, 2002, all of the shares of the Registrant's voting stock was held indirectly by State National Bancshares, Inc. and thus no shares were held by non-affiliates of the Registrant. At March 5, 2002, 2,273,674 shares of the Registrant's common stock, $0.25 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report: NONE

================================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I............................................................................................................2
         ITEM 1. BUSINESS.........................................................................................2

         ITEM 2. PROPERTIES......................................................................................13

         ITEM 3. LEGAL PROCEEDINGS...............................................................................14

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................14

PART II..........................................................................................................15
         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................15

         ITEM 6. SELECTED FINANCIAL DATA.........................................................................16

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........17

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.....................................40

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................41

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............66

PART III.........................................................................................................68
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................68

         ITEM 11. EXECUTIVE COMPENSATION.........................................................................70

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................71

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................72

PART IV..........................................................................................................73
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................73

SIGNATURES.......................................................................................................75

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

ITEM 1.  BUSINESS

GENERAL

     Independent Bankshares, Inc., a Texas corporation (the "Company") is a bank holding company headquartered in Lubbock, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas ("State National"). At December 31, 2001, the Company owned all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owned through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of State National Bank of West Texas, Lubbock, Texas (the "Bank" or the "Lubbock Bank"). At December 31, 2001, the Bank operated full-service banking locations in the Texas cities of Abilene (five locations), Azle (two locations), Bangs, Big Spring, Lubbock, (3 locations), Odessa (two locations), Plainview, San Angelo, Stamford, Trent and Winters.

     The Company's primary activities are to assist the Bank in the management and coordination of its financial resources. The Bank operates under the day-to-day management of its own officers and board of directors and formulates its own policies with respect to banking matters.

     At December 31, 2001, the Company had, on a consolidated basis, total assets of $637,383,000, total deposits of $544,030,000, total loans, net of unearned income, of $304,246,000 and total stockholder's equity of $75,381,000.

     The Company's complete mailing address is 1617 Broadway, Lubbock, Texas 79408, and the telephone number is (806) 749-1850.

ACQUISITION OF THE COMPANY

     On August 11, 2000, State National acquired 100% of the issued and outstanding common stock of the Company, pursuant to the terms of an Agreement and Plan of Reorganization, dated as of March 1, 2000 ( "the Acquisition"), between the Company and State National. Pursuant to the Merger Agreement, New FSB, Inc., a wholly owned subsidiary of State National, merged with and into the Company, with the Company surviving the Acquisition as a wholly owned subsidiary of State National. As a result of the Acquisition, each share of the Company's Common Stock was exchanged into the right to receive $20.0165 in cash, representing total aggregate merger consideration of approximately $45,510,000. State National obtained the funds for the purchase of the Company's Common Stock from (i) the sale of shares of State National's common stock to certain qualified investors and (ii) from a $10,000,000 advance on State National's line of credit ("Loan") with the Amarillo National Bank, Amarillo, Texas. The Loan bears interest at the rate equal to the prime rate as established by J.P. Morgan/Chase. A principal payment of $500,000, plus interest, was made on February 28, 2002, and a principal payment of $1,000,000, plus interest, is due on February 28, 2003. The remaining balance, plus interest, is due on May 31, 2003. The Loan is secured by all of the common stock of the indirect bank subsidiaries of State National, including the Bank.

REORGANIZATIONS

     UNITED BANK & TRUST. On October 24, 2000, State National, the owner of all the common stock of the Company, contributed to the Company, and the Company, in turn, contributed to Independent Financial, all of the capital stock of United

Bank & Trust, of Abilene, Texas, a Texas banking association ("UB&T"). UB&T was a community bank that offered interest and noninterest bearing depository accounts, and made consumer and commercial loans. On November 9, 2000, UB&T was then merged with and into First State Bank, National Association, Abilene, Texas, the Company's subsidiary bank ("First State"). In addition, immediately after the merger, the name of the combined bank was changed to State National Bank of West Texas, Abilene, Texas ("the Abilene Bank"). There was no merger consideration paid because, prior to the transactions, the Company and UB&T were both direct or indirect subsidiaries of State National. The merger was accounted for similar to a pooling of interests. As a result of the merger, the balance sheet and results of operations of UB&T have been included in the Company's consolidated financial statements since August 11, 2000, the date of the Acquisition. At August 11, 2000, UB&T had total assets of $112,806,000, and total deposits of $93,946,000, total loans of $70,230,000 and total stockholder's equity of $16,729,000.

     STATE NATIONAL BANK OF WEST TEXAS. On February 28, 2001, State National contributed its ownership interest in State National Bank of West Texas, Lubbock, Texas, a national banking association ("the Lubbock Bank"), and wholly owned subsidiary of State National, to the Company. The Company in turn, contributed to Independent Financial, all of the capital stock of the Lubbock Bank. The Lubbock Bank is a community bank that offers interest and noninterest-bearing depository accounts, and makes consumer and commercial loans. On March 9, 2001, the Abilene Bank was merged with and into the Lubbock Bank. The Lubbock Bank continued as the surviving entity in the merger and is an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the transactions, the Abilene Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National. The merger was accounted for similar to a pooling of interests. As a result of the merger, the balance sheet and results of operations of the Lubbock Bank have been included in the Company's consolidated financial statements since August 11, 2000, the date of the Acquisition. At August 11, 2000, the Lubbock Bank had total assets of $210,409,000, total deposits of $190,828,000, total loans of $121,130,000 and stockholder" equity of $18,405,000.

THE BANK

     GENERAL. The Company conducts substantially all of its business through the Bank and its various branches in Texas. Each of the Bank's branches is an established franchise in its respective service area. The combined branches in Abilene and Trent had the third largest total deposits of ten FDIC-insured financial institutions operating in Taylor County, at June 30, 2001, the latest date for which information is available. The combined branches in Azle had the twenty-sixth largest total deposits of fifty-four financial institutions operating in Tarrant County at June 30, 2001. The branch in Bangs had the seventh largest total deposits of eight financial institutions operating in Brown County at June 30, 2001. The branch in Big Spring had the third largest total deposits of the six financial institutions operating in Howard County at June 30, 2001. The branch in Lubbock had the eighth largest total deposits of seventeen financial institutions operating in Lubbock County at June 30, 2001. The combined branches in Odessa had the seventh largest total deposits of eleven financial institutions operating in Ector County at June 30, 2001. The branch in Plainview had the third largest total deposits of the seven financial institutions operating in Hale County at June 30, 2001. The branch in San Angelo had the ninth largest total deposits of fifteen financial institutions operating in Tom Green County at June 30, 2001. The branch in Stamford had the third largest total deposits of five financial institutions operating in Jones County at June 30, 2001. The branch in Winters had the fifth largest total deposits of seven financial institutions operating in Runnels County at June 30, 2001. The Bank, through its branches, operates as a community bank focusing on long-term relationships with customers and providing individualized quality service. Reflecting its community-banking heritage, the Bank has a stable deposit base from customers located within its Texas market area. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent provided by law.

     AT DECEMBER 31, 2001, the Bank had total assets of $636,725,000, total deposits of $544,111,000, total loans, net of unearned income, of $304,246,000; and total stockholder's equity of $87,514,000.

     SERVICES. The principal services provided by the Bank are as follows:

     COMMERCIAL SERVICES. The Bank provides a full range of banking services for its commercial customers. Commercial lending activities include short-term and medium-term loans, revolving credit arrangements, inventory and account receivable financing, equipment financing and interim and permanent real estate lending. Other services include cash management programs and federal tax depository and night depository services.

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

     SUPERMARKET BRANCHES. On July 15, 2001, the Bank closed three branch banking facilities located in large supermarkets: one in Abilene and two in Odessa.

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

     SOPHISTICATION AND BREADTH OF PRODUCTS; PERSONAL SERVICES. The Company's goal is to provide customers with the business sophistication and breadth of products of a regional financial services company, while retaining the special attention to personal service and the local appeal of a community bank. The Company believes that, as a result of consolidation in the financial industry within the Company's marketplace, there are few financial institutions in its market area that have larger lending limits than the Company that are also willing to provide the personal customer service that the Company is committed to providing to its customers.

     DECENTRALIZED DECISION MAKING. The Company's decentralized decision making authority, vested in the president and senior officers of the Abilene, Azle, Lubbock and Odessa branches, allows for rapid response time and flexibility in dealing with customer requests and credit needs.

     EFFICIENT AND CONVENIENT DELIVERY SYSTEMS. The Company's efforts to maintain and expand efficient and convenient delivery systems for its products and services have included the introduction of computer and telephone home banking and Internet banking. The Company also maintains twelve ATMs throughout its market area.

     ACQUISITION ACTIVITY. The Company's strategy of opportunistically acquiring banks in its West Texas market resulted in its acquisition of four banks and one branch in the six-year period ended December 31, 1999. Since the acquisition of the Company by State National on August 11, 2000, the Company has grown by the reorganizations in which it acquired UB&T and the Lubbock Bank. Subsequent to the Acquisition, the Company's acquisition strategy remains the same. See "Reorganizations" above. The Company currently has locations in or near five of the major markets in West and North Central Texas.

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

     The BHCA imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve and other banks and non-bank companies in the same holding company. Under the BHCA and the Federal Reserve's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

     FIRREA also established a cross-guarantee provision pursuant to which the FDIC may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the insured depositors of, any of such depository institution's affiliated insured banks or thrifts. The cross-guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund ("BIF") members and Savings Association Insurance Fund ("SAIF") members for the losses of any of such holding company's failed BIF and SAIF members. Cross-guarantee liabilities are generally superior in priority to obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates. Cross-guarantee liabilities are generally subordinated, except with respect to affiliates, deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinated to depositors or other general creditors.

     THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. FDICIA, in general, includes provisions, among others, to:

     - reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums;

     - establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty;

     - establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that impose more scrutiny and restrictions on less capitalized institutions;

     - require banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal shareholders, and establish standards for loans secured by real estate;

     - adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; and

     - revise risk-based capital standards to ensure that they take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and reflect the actual performance and expected risk of loss of multi-family mortgages.

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

     FDICIA, as noted above, authorizes and (under certain circumstances) requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. The federal banking agencies are required, under FDICIA, to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction plus, in their discretion, individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution is designated:

     - "well-capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

     - "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, or a leverage ratio of 4% or greater;

     - "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%;

     - "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and

     - "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

     As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources," both the Company and the Bank were "well capitalized" at December 31, 2001.

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

     RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994

     Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") in September 1994. Since September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those, which had previously restricted entry. The legislation also provided that, subject to future action by individual states, a holding company has the right, commencing in 1997, to convert the banks which it owns in different states to branches of a single bank. A state was permitted to "opt out" of provisions of the Interstate Act that permitted conversion of separate banks to branches, but was not permitted to "opt out" of the law allowing bank holding companies from other states to enter the state. The federal legislation also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

     Although Texas originally adopted legislation to "opt out" of the interstate branching provisions, Texas' decision to opt out of these provisions was rendered ineffective with the 1998 decision of the United States District Court for the Northern District of Texas affirming the Comptroller's decision to permit an interstate merger involving a Texas national bank. The Texas Legislature responded in 1999 by passing The Interstate Banking and Branching Bill, which became effective September 1, 1999. This legislation provides a framework for interstate branching in Texas, providing for DE NOVO branching by banks headquartered in states offering reciprocity to Texas institutions or institutions authorized to branch in Texas. However, banks in other, nonreciprocal states, are prohibited from acquiring a Texas bank in an interstate merger transaction if the Texas bank has not been in existence and in continuous operation for at least five years. The legislation also clarifies other provisions of Texas law relating to interstate banks operating in Texas, and included a "super parity" provision that provides a framework for a bank chartered in Texas, upon application, to conduct any of the activities allowed to any other state or federal financial institution in the nation.

     GRAMM-LEACH-BLILEY ACT OF 1999

     Historically, the Company has been prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to the Bank, except that the Federal Reserve has permitted bank holding companies to engage in and own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full pay out, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve has considered whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, and conflicts of interest or unsound banking practices. In considering any application for approval of an acquisition or merger, the Federal Reserve is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant's record of compliance with the Community Reinvestment Act, which generally requires a financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

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

INSURANCE OF ACCOUNTS

     The FDIC provides insurance, through the BIF, to deposit accounts at the Bank to a maximum of $100,000 for each insured depositor. Effective January 1, 1996, the FDIC implemented an amendment to the BIF risk-based assessment schedule that effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only. At this time, the deposit insurance assessment rate for institutions in the lowest risk-based premium category is zero and slightly higher for other risk categories.

REGULATIONS GOVERNING CAPITAL ADEQUACY

     The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities.

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

     The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital to total assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. For all but the most highly rated bank holding companies and for bank holding companies seeking to expand, however, the Federal Reserve expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources" for a discussion of the capital adequacy of the Company and the Bank.

     Management of the Company believes that the risk weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the operations of the Bank. The requirement of deducting certain intangibles in computing capital ratios contained in the guidelines, however, could adversely affect the ability of the Company to make acquisitions in the future in transactions that would be accounted for using the purchase method of accounting.

CHANGE IN BANK CONTROL ACT

     The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttal presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstance set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

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

EMPLOYEES

     At March 5, 2002, the Company and the Bank had 243 full-time equivalent employees. Employees are provided with employee benefits, such as a 401(k) profit sharing plan and life, health and long-term disability insurance plans. The Company considers the relationship of the Bank with its employees to be good.

ITEM 2.  PROPERTIES

     At March 5, 2002, the Company occupied approximately 2,600 square feet of space for its corporate offices at 1617 Broadway, Lubbock, Texas. The Broadway Branch of the Bank occupies approximately 9,800 square feet at this same facility. The following table sets forth, at March 5, 2002, certain information with respect to the banking premises owned or leased by the Company and the Bank. The Company considers such premises adequate for its needs and the needs of the Bank.

                              APPROXIMATE
        LOCATION             SQUARE FOOTAGE                           OWNERSHIP AND OCCUPANCY
-----------------------     ----------------   ---------------------------------------------------------------------
Abilene, Texas                   8,600         Owned by the Bank; occupied by the Chestnut Branch

Abilene, Texas                   3,500         Owned by the Bank; occupied by the Wylie Branch

Abilene, Texas                  58,900(1)      Owned by the Bank; occupied and leased by the North 3rd Street Branch

Abilene, Texas                   1,200         Leased by the Bank; occupied by the South 14th Street Branch

Azle, Texas                     20,400(2)      Owned by the Bank and three other condominium owners; occupied and leased by the Azle Main Branch

Azle, Texas                      3,900         Owned by the Bank; occupied by the Azle North Branch

Bangs, Texas                     5,800(3)      Owned by the Bank; occupied by the Bangs Branch

Big Spring, Texas                3,200         Owned by the Bank; occupied by the Big Spring Branch

Lubbock, Texas                  12,400         Owned by the Bank; occupied by the Broadway Branch and the Company

Lubbock, Texas                  15,300         Leased by the Bank; occupied by Operations

Lubbock, Texas                  23,200(4)      Owned by the Bank; occupied and leased by the 82nd Street Branch

Lubbock, Texas                   1,800         Owned by the Bank; occupied by the Indiana Branch

Odessa, Texas                   62,400(5)      Owned by the Bank; occupied and leased by the Odessa Main Branch

Odessa, Texas                    2,400         Leased by the Bank; occupied by the Winwood Branch

Plainview, Texas                 6,300         Owned by the Bank; occupied by the Plainview Branch

San Angelo, Texas                6,800(6)      Owned by the Bank; occupied and leased by the San Angelo Branch

Stamford, Texas                 14,000         Owned by the Bank; occupied by the Stamford Branch

Trent, Texas                     4,900         Leased by the Bank; occupied by the Trent Branch

Winters, Texas                   9,500         Owned by the Bank; occupied by the Winters Branch

----------
(1) The North 3rd Street Branch occupies approximately 14,400 square feet and leases approximately 44,500 square feet to third parties.
(2) The Bank owns condominium interests totaling approximately 16,800 square feet. Three other condominium owners own units totaling approximately 3,600 square feet.
(3) The Bangs Branch occupies approximately 3,600 square feet and donates the usage of approximately 2,200 square feet to a nonprofit agency.
(4) The 82nd Street Branch occupies approximately 13,300 square feet, leases approximately 6,300 square feet to third parties and is attempting to lease the remaining approximately 3,600 square feet.
(5) The Odessa Main Branch occupies approximately 18,500 square feet, leases approximately 26,100 square feet to third parties and is attempting to lease the remaining approximately 17,800 square feet.
(6) The San Angelo Branch occupies approximately 3,400 square feet, leases approximately 3,400 square feet to third parties.

     The Bank owns or leases certain additional tracts of land for parking, drive-in facilities and for future expansion or construction of new premises. Aggregate annual rentals of the Company and the Bank for all leased premises during the year ended December 31, 2001, were $242,000. This amount represents rentals paid for the lease of land by the Wylie Branches and of banking premises by the Operations Center, and the South 14th Street, Winwood and Trent Branches of the Bank.

ITEM 3.  LEGAL PROCEEDINGS.

     The Estate of Harry V. Howard, Deceased, filed a lawsuit against the Bank (as successor to First State Bank of Odessa, N.A.), (JOHN AND BILLY NEAL STORIE
V. FIRST STATE BANK OF ODESSA, N.A., ODESSA, TEXAS, Cause No. 22080-B) in the 104th District Court for Taylor County, Texas. The plaintiffs' lawsuit related to the Bank's management of the Harry V. Howard Trust, wherein plaintiff's alleged that the Bank, in its capacity as trustee of this testamentary trust, failed to adequately oversee the trust assets and allowed waste to occur to the trust principal. Additionally, the plaintiff's alleged that the Bank made inappropriate distributions to the current beneficiary of the trust, that there were other acts of mismanagement and breach of fiduciary duty. The trial on this matter began on October 7, 2001. On October 10, 2001, the parties reached a mutual settlement of the matter. The terms of the settlement call for the Company's insurer to pay a nominal sum to the plaintiffs in return for a full release of the Bank and a dismissal with prejudice by the plaintiffs of this matter.

     From time to time, the Company is involved in litigation proceedings incidental to the normal course of its business. In the opinion of management, the ultimate liability, if any, resulting from known, current litigation, either singularly or in aggregate, would not reasonable be expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

     Until August 11, 2000, the Company's Common Stock was traded on the American Stock Exchange (the "AMEX") under the symbol "IBK." Upon completion of the Acquisition, listing of the Company's Common Stock on the AMEX ceased. Independent Capital's Trust Preferred Securities currently trade on the AMEX under the symbol "IBK.Pr." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and Trust Preferred Securities as quoted on the AMEX and the amount of cash dividends and distributions paid per share.

                                                     Common Stock                     Trust Preferred Securities
                                         -----------------------------------    ---------------------------------------
                                                                      Cash                                Distributions
                                                                   Dividends                                  Per
                                            High         Low       Per Share       High          Low        Security
                                         ----------  -----------   ---------    -----------  -----------  -------------
YEAR ENDED DECEMBER 31, 2000
First Quarter                             $ 21.125    $ 11.75         $ 0.06      $   8.75    $ 6.4375          $  0.21
Second Quarter                                19.5      17.25           0.06          8.75       7.625             0.21
Third Quarter (through August 11
  For Common Stock)                             20         18             --        8.5625        8.75             0.21
Fourth Quarter                                 N/A        N/A            N/A          8.25       6.625             0.22

YEAR ENDED DECEMBER 31, 2001
First Quarter                                  N/A        N/A            N/A      $   9.44    $   8.00          $  0.22
Second Quarter                                 N/A        N/A            N/A         10.10        9.00             0.21
Third Quarter                                  N/A        N/A            N/A         10.15        8.75             0.22
Fourth Quarter                                 N/A        N/A            N/A         10.25        9.20             0.22

YEAR ENDED DECEMBER 31, 2002
First Quarter (through March 5)                N/A        N/A            N/A      $  10.00    $   9.60          $  0.21

SHAREHOLDERS

     At March 5, 2002, all of the Company's Common Stock was owned indirectly by State National.

DIVIDEND POLICY

     As the holder of all of the Common Stock, State National is entitled to receive any cash dividends that may be declared by the Company's Board of Directors. The declaration and payment of future dividends to State National will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including the extent of funds legally available for the payment of dividends, the Company's earnings and financial condition, capital requirements of its subsidiaries, regulatory requirements and considerations and such other factors as the Company's Board of Directors may deem relevant. In addition, the Company is prohibited from paying dividends on the Common Stock in the event that it is in default under the terms of its junior subordinated debentures issued to Independent Capital in connection with the issuance of the Trust Preferred Securities or the Company extends the regular interest payment date with respect to its debentures to Independent Capital.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial information for the last five years. This financial information has been restated to reflect the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to stockholders in May 1997. See "Note 1: Summary of Significant Accounting Policies-Principles of Consolidation," "Note 2: Acquisition of the Company," "Note 3: Bank Merger," "Note 12: Earnings Per Share" and the Other Notes in the Company's Consolidated Financial Statements for an explanation of changes in financial statement items.

                                                            August 12,    January 1,
                                                              2000,         2000,
                                                             through       through
                                                             December     August 11,
                                                2001         31, 2000        2000             1999          1998           1997
                                              ---------     ----------    ----------      -----------    -----------   -----------
                                                          (Dollars in thousands, except per share amounts)
Balance sheet information:
   Assets                                     $ 637,383      $ 695,270     $      --      $   358,262    $   370,178   $   264,574
   Loans, net of unearned income                304,246        366,933            --          186,626        184,560       140,853
   Deposits                                     544,030        593,605            --          318,299        330,804       242,801
   Note payable                                       0              0            --                0              1            57
   Stockholder's equity                          75,381         81,984            --           25,356         24,505        20,527

Income statement information:
   Total interest income                      $  41,183         19,724     $  15,273      $    24,206    $    20,434   $    18,324
   Net interest income                           22,012         10,472         8,918           14,308         11,158         9,665
   Net income (loss)                             (7,197)           235        (1,908)           2,452          2,188         2,110

Basic earnings (loss) per common share
   available to common stockholders                 N/A            N/A     $    (.84)     $      1.12    $      1.07   $      1.12

Diluted earnings (loss) per share available
   to common stockholders                           N/A            N/A     $    (.84)     $      1.08    $      1.02   $      1.03

Cash dividends per common share                     N/A            N/A     $    0.12      $      0.20    $      0.20   $      0.19

Weighted average common shares outstanding:
   Basic                                            N/A            N/A         2,262            2,178          2,031         1,842
   Diluted                                          N/A            N/A         2,262            2,275          2,151         2,048

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS--CAUTIONARY STATEMENTS

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

GENERAL

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at December 31, 2001 and 2000, and results of operations for each of the three years in the period ended December 31, 2001, after accounting for the Acquisition and the Mergers (defined below) as described in Note 2 and 3 in the Company's consolidated financial statements. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements, notes thereto and other financial information appearing elsewhere in this annual report. The results of operations for the Company for the year ended December 31, 2000, include the results of operations for UB&T and the Lubbock Bank beginning August 11, 2000, the date of the Acquisition. UB&T and the Lubbock Bank were previously owned subsidiaries of State National, which were merged with and into the Bank ("the Mergers"). The Mergers were accounted for similar to a pooling of interests. The name of the resulting bank was changed to State National Bank of West Texas, Lubbock, Texas (previously defined as the "Bank" or the "Lubbock Bank").

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

RESULTS OF OPERATIONS

GENERAL

     The net loss for the year ended December 31, 2001 was $7,197,000. The net loss for the period from January 1, 2000, through August 11, 2000, the date of the Acquisition, was $1,908,000 ($0.84 diluted loss per common share). The net income for the period from August 12, 2000, through December 31, 2000, was $235,000. Net income for the year ended December 31, 1999, amounted to $2,452,000 ($1.08 diluted earnings per common share). The net losses recorded during 2001 were due primarily to loan loss provisions recorded during the year related to the further deterioration of the Bank's collateral position on two particular large borrowing relationships from the original IBK loan portfolio, as well as further evaluation of the credit quality of the original IBK loan portfolio, all of which existed at the date of Acquisition. Net losses recorded in 2000 were due primarily to expenses incurred in connection with the Acquisition and increases in the provisions for loan losses.

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

     Net interest income amounted to $22,012,000 for 2001, an increase of $2,622,000, or 13.5%, from 2000. Net interest income for 2000 was $19,390,000, an increase of $5,082,000, or 35.5%, from 1999. The increase in 2001 and 2000 were primarily due to the Mergers. The net interest margin on a fully taxable-equivalent basis was 3.88% for 2001, compared to 4.64% for 2000 and 4.57% for 1999. The primary reason for the decrease in the net interest margin during 2001 was the lag in repricing for time deposits as compared to the repricing of assets. As the drop in interest rates occurred, the assets repriced much faster than did some of the longer-term time deposits. The decrease was partially offset by a stabilization of the yield related to securities. This stabilization is primarily due to the Company reinvesting security funds into higher yielding, longer maturity investments subsequent to the Acquisition and the Mergers. The primary reasons for the increase in the net interest margin during 2000 was the Mergers. UB&T had a historically higher loan to deposit ratio than the Company and the Lubbock Bank prior to the Mergers.

     At December 31, 2001, approximately $143,689,000, or 47.2%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Approximately 53.9% of loans, excluding loans to individuals, were loans with floating interest rates.

     Average overall rates paid for various types of certificates of deposit decreased during 2001 when compared to 2000. For example, the average rate paid for certificates of deposit less than $100,000 decreased from 5.66% in 2000 to 5.29% in 2001, while the average rate paid by the Company for certificates of deposit of $100,000 or more also decreased from 5.90% during 2000 to 5.65% in 2001. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, decreased from an average of 2.56% in 2000 to an average of 1.82% in 2001. As noted under "Analysis of Financial Condition-Interest Rate Sensitivity" below, by excluding interest-bearing demand, savings and money market deposits, the company would be in an asset sensitive position or positive gap. These deposits are excluded, as it has been the Company's experience that interest rates change more slowly for these types of deposits. Given the fact that the Company's interest-bearing assets are subject to repricing faster than its interest-earning liabilities in the short term, when excluding the slower changing deposits, an overall declining interest rate environment, as was experienced during 2001, would normally produce a lower net interest margin than in a rising rate environment.

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

                                                                Year Ended December 31,
                                           ----------------------------------------------------------------
                                                           2001                         2000(1)(2)
                                           -------------------------------  -------------------------------
                                                       Interest                         Interest
                                            Average     Income/    Yield/    Average     Income/     Yield/
                                            Balance     Expense     Rate     Balance     Expense      Rate
                                           ---------   ---------  --------  ---------   ---------   -------
                                                                 (Dollars in thousands)
ASSETS
Interest-earning assets:
   Loans, net of unearned income (3)       $ 326,920   $  27,292     8.35% $ 258,327    $ 24,851      9.62%
   Securities (4)                            185,333      11,632     6.28    135,765       8,507      6.27
   Time Deposits in Other banks                  709          28     3.95        194          12      6.19
   Federal funds sold                         59,010       2,428     4.11     28,025       1,846      6.59
                                           ---------   ---------  --------  ---------   ---------   -------
     Total interest-earning assets           571,972      41,380     7.23    422,311      35,216      8.34
                                           ---------   ---------  --------  ---------   ---------   -------

Noninterest-earning assets:
   Cash and due from banks                    32,767                          24,653
   Intangible assets                          46,908                          25,979
   Premises and equipment, net                15,929                          11,826
   Accrued interest receivable and other
     assets                                   16,084                           7,789
   Allowance for possible loan losses         (6,763)                         (4,512)
                                           ---------                       ---------
     Total noninterest-earning assets        104,925                          65,735
                                           ---------                       ---------
           Total assets                    $ 676,897                       $ 488,046
                                           =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
   Demand, savings and money market
     deposits                              $ 186,941   $   3,407     1.82% $ 136,829    $  3,505       2.56%
   Time deposits                             290,547      15,760     5.42    210,502      12,095       5.75
   Fed funds purchased and securities
     sold Under agreement to repurchase          150           4     2.67        373           7       1.88
                                           ---------   ---------  --------  ---------   ---------   --------
       Total interest-bearing liabilities    477,638      19,171     4.01    347,704      15,607       4.49
Noninterest-bearing liabilities:
   Demand deposits                           100,197                          75,425
   Accrued interest payable and other
     liabilities                               8,056                           4,975
                                           ---------                       ---------
       Total noninterest-bearing
         liabilities                         108,253                          80,400
                                           ---------                       ---------
           Total liabilities                 585,891                         428,104
Guaranteed preferred beneficial
   interests in the Company's
   subordinated debentures                    10,918                          12,126
Stockholder's equity                          80,088                          47,816
                                           ---------                       ---------
           Total liabilities and
              stockholder's equity         $ 676,897                       $ 488,046
                                           =========                       ==========

Net interest income                                    $  22,209                        $ 19,609
                                                       =========                        =========

Interest rate spread (5)                                             3.22%                             3.85%
                                                                  ========                          =======

Net interest margin (6)                                              3.88%                             4.64%
                                                                  ========                          =======


                                              Year Ended December 31,
                                           -------------------------------
                                                       1999
                                           -------------------------------
                                                       Interest
                                            Average     Income/    Yield/
                                            Balance     Expense     Rate
                                           ---------   ---------  --------
                                                (Dollars in thousands)
ASSETS
Interest-earning assets:
   Loans, net of unearned income (3)       $ 184,471   $  17,027      9.23%
   Securities (4)                            106,782       6,074      5.69
   Time Deposits in Other banks                    0           0      0.00
   Federal funds sold                         26,826       1,332      4.97
                                           ---------   ---------  --------
     Total interest-earning assets           318,079      24,433      7.68
                                           ---------   ---------  --------

Noninterest-earning assets:
   Cash and due from banks                    19,539
   Intangible assets                          10,480
   Premises and equipment, net                10,034
   Accrued interest receivable and other
     assets                                    6,099

   Allowance for possible loan losses         (1,787)
                                           ---------
     Total noninterest-earning assets         44,365
                                           ---------
         Total assets                      $ 362,444
                                           =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
   Demand, savings and money market
     deposits                              $ 106,485   $   2,231      2.10%

   Time deposits                             157,994       7,667      4.85
   Fed funds purchased and securities
     sold Under agreement to repurchase            0           0      0.00
                                           ---------   ---------  --------
       Total interest-bearing liabilities    264,479       9,898      3.74
Noninterest-bearing liabilities:
   Demand deposits                            58,041
   Accrued interest payable and other
     liabilities                               2,070

       Total noninterest-bearing           ---------
         liabilities                          60,111
                                           ---------
           Total liabilities                 324,590
Guaranteed preferred beneficial
   interests in the Company's
   subordinated debentures                    13,000
Stockholder's equity                          24,854
                                           ---------
           Total liabilities and
              stockholder's equity         $ 362,444
                                           =========

Net interest income                                    $  14,535
                                                       =========

Interest rate spread (5)                                              3.94%
                                                                  ========

Net interest margin (6)                                               4.57%
                                                                  ========

----------
(1) The Average Balance and Interest Income/Expense columns include the balance sheet and income statement accounts of Abilene Bank and Lubbock Bank from August 12, 2000, through December 31, 2000.
(2) The Average Balance and Interest Income/Expense columns for the year ended December 31, 2000, included information for the predecessor Company pre-Acquisition (January 1, 2000, through August 11, 2000) and post-Acquisition (August 12, 2000, through December 31, 2000).
(3) Nonaccrual loans are included in the Average Balance columns and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(4) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(5) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

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

                                                  2001 vs. 2000(1)                        2000(1) vs. 1999
                                       ------------------------------------    ------------------------------------
                                             Increase (Decrease) Due To              Increase (Decrease) Due To
                                       ------------------------------------    ------------------------------------
                                                     Changes In:                           Changes In:
                                       ------------------------------------    ------------------------------------
                                        Volume         Rate          Total       Volume         Rate         Total
                                       --------      --------       -------    ---------    ----------    ---------
                                                                   (Dollars in thousands)
Interest-earning assets:
   Loans, net of unearned income       $  6,599      $ (4,158)      $ 2,441    $   6,817    $    1,007    $   7,824
   Securities (2)                         3,106            19         3,125        1,649           784        2,433
   Time deposits in other banks              32           (16)           16           12             0           12
   Federal funds sold                     2,041        (1,459)          582           60           454          514
                                       --------      --------       -------    ---------    ----------    ---------
       Total interest income             11,778        (5,614)        6,164        8,538         2,245       10,783
                                       --------      --------       -------    ---------    ----------    ---------
Interest-bearing liabilities:
   Deposits:
     Demand, savings and money
       market deposits                    1,284        (1,382)          (98)         636           638        1,274
     Time deposits                        4,599          (934)        3,665        2,548         1,880        4,428
     Fed Funds Purchased and
        Securities sold under
        Agreement to repurchase              (4)            1            (3)           7             0            7
                                       --------      --------       -------    ---------    ----------    ---------
            Total interest expense        5,879        (2,315)        3,564        3,191         2,518        5,709
                                       --------      --------       -------    ---------    ----------    ---------
Increase (Decrease) in net
   interest income                     $  5,899      $ (3,299)      $ 2,600    $   5,347    $     (273)   $   5,074
                                       ========      ========       =======    =========    ==========    =========

----------
(1) Income statement items include the income statement accounts of the Abilene Bank and the Lubbock Bank beginning August 12, 2000, through December 31, 2000.
(2) Information with respect to interest income on tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credit; and other judgmental factors. The provision for loan losses for the year ended December 31, 2001, was $10,765,000, compared to $2,278,000 for the previous year. The provision in 2001 represented an increase of $8,487,000, or 372.6%, from the 2000 provision. The provision recorded in 2001 was primarily related to the further deterioration of the Bank's collateral position on two particular large borrowing relationships from the original IBK loan portfolio, as well as further evaluation of the credit quality of the original IBK loan portfolio, all of which existed at the date of Acquisition. The provision in 2000 represented an increase of $1,833,000, or 411.9%, from the 1999 provision primarily due to increased classified, nonperforming and charged off loans during the second half of 2000.

NONINTEREST INCOME

     Noninterest income increased $1,614,000, or 42.6%, from $3,792,000 in 2000 to $5,406,000 in 2001. Noninterest income for 2000 increased $525,000, or 16.1%, from $3,267,000 in 1999.

     Service charges on deposit accounts and charges for other types of services are the major source of noninterest income to the Company. This source of income increased $279,000, or 8.6%, from $3,227,000 for 2000 to $3,506,000 for 2001.
The increase was attributable to the Mergers. Service charge income increased $385,000, or 13.5%, from $2,842,000 for 1999 to $3,227,000 for 2000 primarily due to the Mergers.

     Trust fees from trust operations increased $234,000, or 90.7%, from $258,000 in 2000 to $492,000 in 2001. Trust fees also increased $50,000, or
24.0%, from $208,000 during 1999 to $258,000 during 2000. The increases in 2001 and 2000 are due to an overall increase in the value of assets under management of the trust department. In particular, during the fourth quarter of 2000, the Bank purchased approximately $33,000,000 in trust assets from another trust company.

     Other income is the sum of several components of noninterest income including other customer service fees, brokerage service fees, credit and debit card income, safe deposit box rental income and other sources of miscellaneous income. Other income increased $1,101,000, or 358.6%, from $307,000 in 2000 to $1,408,000 in 2001 primarily due to the Mergers as well as income generated from the Bank Owned Life Insurance ("BOLI") purchased in 2001. Other income increased $90,000, or 41.5%, from $217,000 in 1999 to $307,000 for 2000, primarily due to the Mergers.

NONINTEREST EXPENSES

     Noninterest expenses increased $5,074,000, or 23.1%, from $21,981,000 in 2000 to $27,055,000 in 2001, primarily as a result of the Mergers. Noninterest expenses increased $8,477,000, or 62.8%, from $13,504,000 in 1999 to $21,981,000 in 2000. The increase in 2000 was primarily a result of costs incurred in association with the Acquisition and due to the Mergers.

     Salaries and benefits rose $2,390,000, or 28.8%, from $8,291,000 in 2000 to $10,681,000 in 2001, primarily due to the Mergers. Salaries and employee benefits increased $2,245,000, or 37.1%, from $6,046,000 in 1999 to $8,291,000 in 2000, primarily due to the Mergers.

     Merger-related expenses totaled $51,000 for the year ended December 31, 2001,and $1,970,000 for the year ended December 31, 2000, a decrease of $1,919,000 or 97.4%. The expenses in 2000 include approximately $887,000 in accrued retention agreement payments payable to certain officers of the Company and the Bank, approximately $605,000 in payments made to the Company's investment advisor in connection with the Acquisition, approximately $319,000 paid for legal services rendered to the Company in connection with the Acquisition, approximately $65,000 for the purchase of tail insurance covering the Company's former officers and directors subsequent to the Acquisition and other miscellaneous expenses related to the Acquisition.

     Amortization of intangible assets increased $2,269,000, or 108.2%, from $2,098,000 for 2000 to $4,367,000 for 2001, and increased $1,425,000, or 211.7%, from $673,000 for 1999 to $2,098,000 for 2000. The increase in 2001 and 2000 is due to the amortization of the additional core deposit intangible and goodwill recorded as a result of the Acquisition.

     Net occupancy expense increased $611,000, or 49.4%, from $1,237,000 in 2000 to $1,848,000 in 2001. The increase was due to the Mergers. Net occupancy expense increased $293,000, or 31.0%, from $944,000 in 1999 to $1,237,000 in
2000. This increase was due to the Mergers and increases in property taxes and utilities in 2000.

     Distributions on guaranteed preferred beneficial interests in the Company's Subordinated Debentures increased $7,000, or 0.6%, from $1,112,000 for 2000 to $1,119,000 for 2001 and increased $7,000, or 0.6% from $1,105,000 for 1999 to
$1,112,000 for 2000. The increase in 2001 and 2000 are due to the accretion into expense of the purchase accounting discount recorded on the Trust Preferred Securities in connection with the Acquisition.

     Equipment expense increased $438,000, or 30.4%, from $1,440,000 in 2000 to $1,878,000 in 2001. The increase was primarily due to increased depreciation expense caused by the Mergers. Equipment expense increased $337,000, or 30.6%, from $1,103,000 in 1999 to $1,440,000 for 2000. The increase was due to the Mergers and the write-off of equipment and capitalized data processing conversion costs which would not be utilized or have any future value subsequent to the Acquisition.

     Professional fees, which include legal, accounting and other professional fees, decreased $293,000, or 24.8%, from $1,181,000 during 2000 to $888,000 during 2001, primarily due to the Acquisition completed in 2000. Professional fees increased $745,000, or 170.9%, from $436,000 during 1999 to $1,181,000 for
2000. The increase in 2000 is primarily a result of increased professional fees due to the Acquisition and the Mergers, as well as consulting and other professional fees paid for services subsequent to and related to the Acquisition.

     Stationery, printing and supplies expense increased $15,000, or 2.5%, from $612,000 for 2000 to $627,000 for 2001 due to the Mergers. Stationery, printing and supplies expense increased $38,000, or 6.6%, from $574,000 for 1999 to $612,000 for 2000, primarily caused by the Acquisition and the Mergers.

     Communication expense increased $261,000, or 39.3%, from $664,000 in 2000 to $925,000 in 2001, and increased $175,000, or 35.8%, from $489,000 in 1999 to
$664,000 in 2000. The increase was due to enhanced voice and data communication capacity necessary to support a larger number of Bank branch locations as a result of the Mergers.

     Data processing expense increased $149,000, or 29.5%, from $505,000 in 2000 to $654,000 in 2001, and increased $170,000, or 50.7%, from $335,000 in 1999 to
$505,000 in 2000. The increase was due to several data processing conversions that were performed as a result of the Acquisition and the Mergers and the fact that State National out-sources the Company's data processing function, which had previously been performed by the Company in-house prior to the Acquisition.

     Advertising and business development expense decreased $35,000 or 6.1% from $575,000 in 2000 to $540,000 in 2001 primarily due to the large increase in advertising which occurred in the fourth quarter of 2000 needed to promote the newly merged banks. Advertising and business development expense increased $438,000 or 319.7% from $137,000 in 1999 to $575,000 for 2000 due primarily to the Mergers and the more aggressive advertising and public relations campaign employed by State National as compared to the Company prior to the Acquisition.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining various repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income on such assets that is credited as a reduction in such expenses. The Company recorded net costs of $95,000 in 2001 compared to net costs of $6,000 in 2000, an increase of $89,000, or 1,483.3%. The increase in net costs during 2001 was primarily due to an increase in foreclosures on loans, most of which existed at the time of the Acquisition. Net costs for the Company were $6,000 in 2000 compared to $91,000 in 1999. The decrease for 2000 is primarily due to a decrease in the number of repossessed automobiles during 2000 as a result of a reduction in the number of outstanding indirect installment loans secured by automobiles.

     Other noninterest expense includes, among many other items, postage, loan and collection expenses, armored car and courier fees, travel, insurance, ATM transaction expenses, regulatory examinations, franchise taxes, dues and subscriptions, Federal Deposit Insurance Corporation ("FDIC") insurance expense and director's fees. These expenses increased $1,092,000, or 47.7%, from $2,290,000 during 2000 to $3,382,000 during 2001. The majority of the increase is due to the Mergers. These expenses increased $719,000, or 45.8%, from $1,571,000 for 1999 to $2,290,000 for 2000. The increase was primarily due to the Mergers.

FEDERAL INCOME TAXES

     The Company recorded a federal income tax benefit of $3,205,000 for 2001 and provided for $596,000 and $1,174,000 in federal income taxes in 2000 and 1999, respectively. The benefit was recorded due to the pretax loss incurred in 2001. The provision was made in 2000 despite the fact that the Company had a pretax loss due to a substantial amount of nondeductible Acquisition related expenses that were incurred during the year ended December 31, 2000. The effective tax rate for the Company was 32.4% for the year ended December 31, 1999.

IMPACT OF INFLATION

     The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Because substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "Analysis of Financial Condition--Interest Rate Sensitivity" below.

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

     INTEREST RATE RISK MEASUREMENT

     Interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. The Company seeks to minimize the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that could change interest rates in the same time frame in an attempt to reduce the risk of significant adverse effects on the Company's net interest income caused by interest rate changes. The Company does not attempt to match each interest-earning asset with a specific interest-bearing liability. Instead, as shown in the following table, it aggregates all of its interest-earning assets and interest-bearing liabilities to determine the difference between the two in specific time frames. This difference is known as the rate-sensitivity gap. A company is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, as experienced in 2001, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and occasionally change in different directions. Management regularly monitors the interest sensitivity position and considers this position in its decisions in regard to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

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

     The Company's ratios of interest-sensitive assets to interest-sensitive liabilities, as shown in the following tables, are 63.4% at the 90-day interval, 63.3% at the 180-day interval and 63.5% at the 365-day interval at December

31, 2001. Currently, the Company is in a liability-sensitive position at the three intervals. However, the Company had $180,021,000 of interest-bearing demand, savings and money market deposits at December 31, 2001, which from the Company's experience, change more slowly in a declining interest rate environment than do the other types of deposits. Therefore, excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 114.3% at December 31, 2001, a positive gap position. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Company at December 31, 2001:

                                                                                         Volumes
                                                       Cumulative Volumes               Subject to
                                                  Subject to Repricing Within           Repricing
                                             --------------------------------------       After
                                               90 Days     180 Days      365 Days         1 Year          Total
                                             ----------   -----------   ----------      ----------     ----------
                                                                  (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                        $   10,528   $    10,528   $   10,528      $        0     $   10,528
   Securities                                    17,961        42,114       58,803         157,309        216,112
   Loans, net of unearned income                153,286       162,614      187,619         116,651        304,270
                                             ----------   -----------   ----------      ----------     ----------
     Total interest-earning assets              181,775       215,256      256,950         273,960        530,910
                                             ----------   -----------   ----------      ----------     ----------
Interest-bearing liabilities:
   Demand, savings and money market
     Deposits                                   180,021       180,021      180,021               0        180,021
   Securities sold under agreement to
       Repurchase                                   151           151          151               0            151
   Time deposits                                106,585       159,854      224,626          27,339        251,965
                                             ----------   -----------   ----------      ----------     ----------
     Total interest-bearing liabilities         286,757       340,026      404,798          27,339        432,137
                                             ----------   -----------   ----------      ----------     ----------

Rate-sensitivity gap (1)                     $ (104,982)  $  (124,770)   $(147,848)     $  246,621      $  98,773
                                             ==========   ===========   ==========      ==========     ==========

Rate-sensitivity ratio (2)                         63.4%         63.3%        63.5%
                                             ==========   ===========   ==========

----------
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

     NET ECONOMIC VALUE

     The interest rate risk ("IRR") component is a dollar amount that is deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net economic value ("NEV") to changes in interest rates. An institution's NEV is calculated as the net discounted cash flows from assets, liabilities and off-balance sheet contracts. As an institution's IRR component is measured as the change in the ratio of NEV to the net present value of total assets as a result of a hypothetical 200 basis point change in market interest rates, a resulting decline in this ratio of more than 2% of the estimated present value of an institution's total assets prior to the hypothetical 200 basis point change will require the institution to deduct from its regulatory capital 50% of that excess decline. Based on quarterly calculations, the Bank experienced no such decline.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the contractual terms to maturity. Nonaccrual loans are included in the loan totals. All investments are classified as available-for-sale.

                                            Year Ending December 31,
                             ------------------------------------------------------
                               2002         2003       2004       2005       2006     Thereafter     Total     Fair Value
                             ---------    --------    -------    -------    -------   ----------    --------   ----------
                                                               (Dollars in thousands)
Fixed Rate Loans:
   Maturities                $  50,465    $ 27,823    $27,823    $18,854    $18,854   $   16,762    $160,581   $  163,298
   Average interest rate          8.11%       9.04%      9.04%      8.72%      8.72%        8.38%       8.60%

Adjustable Rate Loans:
   Maturities                   80,335      10,482     10,482     11,953     11,953       18,484     143,689      143,689
   Average interest rate          5.30%       5.73%      5.73%      5.47%      5.47%        6.84%      5.59%

Securities and Other
   Interest-earning Assets:
     Maturities                 84,271      47,043     48,308     18,696     18,696        9,626     226,640      226,640
     Average interest rate        5.21%       5.13%      4.96%      6.43%      6.43%        6.74%      5.41%

Total interest-earning
   Assets:
     Maturities              $ 215,071    $ 85,348    $86,613    $49,503    $49,503   $   44,872    $530,910   $  533,627
     Average interest rate        5.92%       6.48%      6.36%      7.07%      7.07%        7.39%       6.42%

Savings Deposits:
   Maturities                $       0    $      0    $     0    $     0    $     0   $   22,721    $ 22,721   $   22,721
   Average interest rate            --%         --%        --%        --%        --%        0.36%       0.36%

NOW Deposits:
   Maturities                        0           0          0          0          0       81,646      81,646       81,646
   Average interest rate            --%         --%        --%        --%        --%        0.34%       0.34%

Money Market Deposits:
   Maturities                        0           0          0          0          0       75,654      75,654       75,654
   Average interest rate            --%         --%        --%        --%        --%        1.53%       1.53%

Certificates of Deposit:
   Maturities                  224,626      18,133      4,702      3,321      1,164           19     251,965      255,257
   Average interest rate          3.91%       5.59%      5.79%      6.57%      5.02%        3.70%       4.11%

Total Interest-bearing
   Liabilities:
     Maturities               $224,626    $ 18,133   $  4,702   $  3,321   $  1,164   $  180,040    $431,986   $  435,278
     Average interest rate        3.91%       5.59%      5.79%     6.574%      5.02%         .84%       2.75%

     The Company assumes that 100% of savings, NOW and money market deposits at December 31, 2001, are core deposits and are, therefore, expected to roll off after five years. No roll-off is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets decreased $57,887,000, or 8.3%, from $695,270,000 at December 31, 2000, to $637,383,000 at December 31, 2001, due primarily to decreases in net loans and cash, which are related to decreases in total deposits. The decreases in net loans and cash were partially offset by an increase in securities.

CASH AND CASH EQUIVALENTS

     At December 31, 2001, the Company had $46,590,000 in cash and cash equivalents, down $36,995,000, or 44.3%, from $83,585,000 at December 31, 2000, due primarily to the use of cash to fund an increase in the securities balance.

SECURITIES

     Securities increased $38,918,000, or 22.0%, from $177,194,000 at December 31, 2000, to $216,112,000 at December 31, 2001. The increase in 2001 was due primarily to the inflow of cash from loans, which were paid off, and the investment of those proceeds into securities.

     The board of directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities having maturities of twelve years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. All securities are classified as available-for-sale and are carried at fair value at December 31, 2001. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At December 31, 2001, the carrying value of U.S. Government and other securities so pledged amounted to $47,785,000, or 22.1% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's investment securities held at the dates indicated:

                                                                          December 31,
                                           ------------------------------------------------------------------------
                                                    2001                      2000                      1999
                                           ---------------------      --------------------       ------------------
                                            Amount           %         Amount        %            Amount       %
                                           --------       ------      --------    --------       --------    ------
                                                                   (Dollars in thousands)
Carrying value:
   U.S. Treasury securities and
     obligations of U.S. Government
     agencies and corporations             $136,025         62.9%     $129,038        72.8%      $ 90,998      83.6%
   Mortgage-backed securities and
     collateralized mortgage obligations     69,735         32.3        36,694        20.7          7,783       7.1
   Obligations of states and political
     subdivisions                             7,109          3.3         8,334         4.7          9,103       8.4
   Other securities                           3,243          1.5         3,128         1.8          1,019       0.9
                                           --------       ------      --------    --------       --------    ------
       Total securities                    $216,112        100.0%     $177,194       100.0%      $108,903     100.0%
                                           ========       ======      ========    ========       ========    ======

       Total fair value                    $216,112                   $177,161                   $107,608
                                           ========                   ========                   ========

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at December 31, 2001. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premium or accretion of discount, to the carrying value of securities. The book value of securities classified as held-to-maturity was their historical cost, adjusted for premium amortization and discount accretion. The adjustment of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

                                                                                                      Weighted
                                                                Principal     Carrying    Estimated    Average
    Type and Maturity Grouping at December 31, 2001               Amount        Value    Fair Value     Yield
-----------------------------------------------------------     ---------     --------   ----------   --------
                                                                              (Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government
   agencies and corporations:
     Within one year                                            $  22,172     $ 22,567     $ 22,567       6.76%
     After one but within five years                               97,845      100,441      100,441       5.11%
     After five but within ten years                               12,346       13,017       13,017       6.57%
                                                                ---------     --------     --------   --------
       Total U.S. Treasury securities and obligations of
         U.S. Government agencies and corporations                132,363      136,025      136,025       5.52%
                                                                ---------     --------     --------   --------

Mortgage-backed securities and collateralized mortgage
   obligations                                                     68,943       69,735       69,735       5.74%

Obligations of states and political subdivisions:

   Within one year                                                    325          326          326       6.88%
   After one but within five years                                  5,032        5,113        5,113       7.55%
   After five but within ten years                                  1,508        1,542        1,542       6.82%
   After ten years                                                    120          128          128       8.02%
                                                                ---------     --------     --------   --------
       Total obligations of states and political
         subdivisions                                               6,985        7,109        7,109       7.37%
                                                                ---------     --------     --------   --------

Other securities:
   Within one year                                                      0            0            0       0.00%
   After one but within five years                                      0            0            0       0.00%
   After five but within ten years                                      0            0            0       0.00%
   After ten years                                                  3,243        3,243        3,243       1.75%
                                                                ---------     --------     --------   --------
       Total other securities                                       3,243        3,243        3,243       1.75%
                                                                ---------     --------     --------   --------

         Total securities                                       $ 211,534     $216,112     $216,112       5.60%
                                                                =========     ========     ========   ========

LOAN PORTFOLIO

     Total loans, net of unearned income, decreased $62,687,000, or 17.1%, from $366,933,000 at December 31, 2000, to $304,246,000 at December 31, 2001. The
decrease in loans in 2001 was primarily a result of a decrease in commercial loans associated with a restructuring of the general loan portfolio due to the Acquisition and a decrease in loans to individuals.

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

     Due to the diminished loan demand during the early 1990's, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in its market areas. At December 31, 2001 and 2000, the Company had approximately $5,016,000 and $13,133,000, net of unearned income, respectively, of this type of loan outstanding. The decrease during 2000 is due to management's decision to shift the loan portfolio toward more commercial and real estate loans and less toward indirect installment loans.

     The following table presents the Company's loan balances at the dates indicated separated by loan type:

                                                                December 31,
                                          --------------------------------------------------------
                                            2001       2000        1999        1998         1997
                                          --------  ----------   ---------   ---------    --------
                                                             (Dollars in thousands)
Real estate loans                        $ 135,544  $  127,510   $  72,268   $  71,901    $ 44,569
Commercial loans                            98,129     127,205      55,270      47,551      24,184
Loans to individuals                        37,873      53,308      46,748      57,564      67,453
Agriculture and other loans                 32,724      59,036      12,857       9,310       6,109
                                          --------  ----------   ---------   ---------    --------
   Total loans                             304,270     367,059     187,143     186,326     142,315
Less unearned income                            24         126         517       1,766       1,462
                                          --------  ----------   ---------   ---------    --------

     Loans, net of unearned income       $ 304,246  $  366,933   $ 186,626   $ 184,560    $140,853
                                          ========  ==========   =========   =========    ========

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at December 31, 2001, except for those described above and a geographic concentration of loans in West and North Texas. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at December 31, 2001.

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

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at December 31, 2001. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the interest rate environment as represented by the prime rate.

                                            One to                 Total
                                One Year     Five     Over Five  Carrying
                                and Less    Years       Years      Value
                                --------   --------   ---------  ---------
                                          (Dollars in thousands)
 Real estate loans              $ 63,864   $ 58,914   $  12,766  $ 135,544
 Commercial loans                 80,096     14,386       3,647     98,129
 Agriculture and other loans      30,447      2,049         227     32,723
                                --------   --------   ---------  ---------

    Total loans                 $174,407   $ 75,349   $  16,640  $ 266,396
                                ========   ========   =========  =========

 With fixed interest rates      $ 37,253   $ 69,078   $  16,376  $ 122,707
 With variable interest rates    137,154      6,271         264    143,689
                                --------   --------   ---------  ---------

    Total loans                 $174,407   $ 75,349   $  16,640  $ 266,396
                                ========   ========   =========  =========

NONPERFORMING ASSETS

     Nonperforming loans consist of nonaccrual, past due and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal or interest payments. Loans on which management does not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

     A "troubled debt restructuring" is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms.

     Nonperforming loans are fully or substantially collateralized by assets, with any excess of loan balances over collateral values allocated in the allowance for loan loss. Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any. See "Other Real Estate and Other Repossessed Assets" below.

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at year-end for each of the past five years.

                                                                               December 31,
                                                        ---------------------------------------------------
                                                          2001       2000      1999        1998      1997
                                                        ---------  --------   -------    --------   -------
                                                                          (Dollars in thousands)
Nonaccrual loans                                        $   5,581  $  3,337   $   236    $    238   $    70
Accruing loans contractually past due over 90 days            223     2,572       203         198       121
Restructured loans                                             29       119       186         110       104
Other real estate and other repossessed assets                691       576       272         630       739
                                                        ---------  --------   -------    --------   -------

   Total nonperforming assets                           $   6,524  $  6,604   $   897    $  1,176   $ 1,034
                                                        =========  ========   =======    ========   =======
   Total Allowance for Loan Loss Reserve to Total
      nonperforming assets                                  100.0%    126.9%    204.3%      156.6%    113.4%
                                                        =========  ========   =======    ========   =======

     The gross interest income that would have been recorded in 2001 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and had been outstanding throughout the period or, if shorter, since origination, was approximately $582,000. A total of $1,000 in interest on nonaccrual loans was actually recorded (received) during 2001.

     A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The Company does not believe it has any potential problem loans other than those reported in the above table or those included on the watch list as discussed below.

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. At December 31, 2001, substandard loans totaled $12,460,000, of which $4,366,000 were loans designated as nonaccrual, 90 days past due or restructured, and doubtful loans totaled $976,000, of which $945,000 were loans designated as nonaccrual or 90 days past due. There were no loans designated as loss as of December 31, 2001. Substandard and doubtful loans at December 31, 2000 were $15,082,000 and $1,742,000, respectively.

     In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans to assist in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at December 31, 2001, were current and paying in accordance with loan terms. At December 31, 2001, watch list loans totaled $12,011,000. At such date, $53,000 of loans on the watch list were designated as nonaccrual or 90 days past due. In addition, at December 31, 2001, $441,000 of unclassified loans were designated as nonaccrual, 90 days past due or restructured.

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

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At December 31, 2001 and 2000, other real estate and other repossessed assets had an aggregate book value of $691,000 and $576,000, respectively. Other real estate and other repossessed assets increased $115,000, or 20.0%, during 2001. The increase was primarily due to an increase in foreclosures on loans that existed at the time of acquisition. The December 31, 2001, balance of $691,000 included four commercial properties ($565,000), three residential properties ($70,000) and eight repossessed automobiles ($56,000). Of the December 31, 2000, balance of $576,000, $434,000 represented six commercial properties, $62,000 represented two residential properties and $80,000 represented sixteen repossessed automobiles.

ALLOWANCE FOR LOAN LOSSES

     Implicit in the Company's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the Company's loan portfolio, additions are made to the Company's allowance for loan losses (the "allowance"). The allowance is created by direct charges against income (the "provision" for loan losses), and the allowance is available to absorb possible loan losses. See "Results of Operations--Provision for Loan Losses" above.

     The allowance is reduced by loan charge-offs and increased by recoveries of loans previously charged off and the loan provision necessary to bring the allowance to an amount determined by management to be adequate. The Company's allowance was $6,525,000, or 2.14% of loans, net of unearned income, at December 31, 2001, compared to $8,379,000, or 2.28% of loans, net of unearned income, at December 31, 2000, and compared to $1,833,000, or 0.98% of loans, net of unearned income, at December 31, 1999. The decrease in the balance of the allowance from December 31, 2000, to December 31, 2001, and the decrease in the ratio of the allowance to total loans, net of unearned income, during the past year, are primarily due to the net charge off of loans, most of which existed at the time of Acquisition, of $12,619,000. Provisions to loan loss of $10,765,000 offset net charge offs.

     Credit and loan decisions are made by management and the board of directors of the Bank in conformity with loan policies established by the board of directors of the Company. The Company's practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $13,694,000 in loans during 2001. Charge-offs for 2001 were concentrated in the following categories: commercial loans--$9,565,000, or 69.9%; agriculture and other loans--$2,892,000, or 21.1%; and loans to individuals--$1,237,000, or 9.0%. These charge-offs were primarily due to the further deterioration of the Bank's collateral position on two large borrowing relationships, which existed at the date of the Acquisition. The outstanding loan balances associated with these relationships have continued to be reduced through charge offs as noted above, to estimated net realizable balances of the underlying collateral. Recoveries during 2001 were $1,075,000 and were concentrated in commercial loans, which accounted for $909,000, or 84.6%, of total recoveries during 2001.

     The following table presents the activity in the allowance for the year ended 2001, the period from January 1, 2000, to August 11, 2000, the period from August 12, 2000, to December 31, 2000, and the years ended December 31, 1999, 1998 and 1997. Also presented are average loans outstanding and certain pertinent ratios for the last five years.

                                                                  August 12,     January 1,
                                                  Year Ended       2000, to       2000, to          Years Ended December 31,
                                                 December 31,    December 31,    August 11,   ---------------------------------
                                                     2001           2000(1)         2000         1999       1998(2)     1997(3)
                                                 ------------    ------------   -----------   --------    --------     --------
                                                                              (Dollars in thousands)
Analysis of allowance for possible loan losses:
Balance, beginning of period                     $      8,379    $      6,371   $     1,833   $  1,842    $  1,173     $    793
   Provision for loan losses                           10,765             618         1,660        445         570          250
   Purchase accounting adjustment                           0               0         3,028          0           0            0
   Bank acquisition/merger                                  0           3,147            0           0         726          395
                                                 ------------    ------------   -----------   --------    --------     --------
                                                       19,144          10,136         6,521      2,287       2,469        1,438
                                                 ------------    ------------   -----------   --------    --------     --------
Loans charged off:
   Real estate loans                                        0              19             0          5          40            6
   Commercial loans                                     9,565           1,459            50        106          18          107
   Loans to individuals                                 1,237             308           174        586         671          457
   Agriculture and other loans                          2,892              10             6          0           0           11
                                                 ------------    ------------   -----------   --------    --------     --------
     Total charge-offs                                 13,694           1,796           230        697         729          581
                                                 ------------    ------------   -----------   --------    --------     --------

Recoveries of loans previously charged off:
     Real estate loans                                      2               0             1        104          16           35
     Commercial loans                                     909               6             6         20          41          220
     Loans to individuals                                 158              33            72        118          45           60
     Agriculture and other loans                            6               0             1          1           0            1
                                                 ------------    ------------   -----------   --------    --------     --------
       Total recoveries                                 1,075              39            80        243         102          316
                                                 ------------    ------------   -----------   --------    --------     --------
         Net loans charged off                         12,619           1,757           150        454         627          265
                                                 ------------    ------------   -----------   --------    --------     --------

           Balance, end of period                $      6,525    $      8,379   $     6,371   $  1,833    $  1,842     $  1,173
                                                 ============    ============   ===========   ========    ========     ========

Average loans outstanding, net of
   unearned income, for the year ended
   December 31                                   $    326,920        $374,347                 $184,471    $153,188     $132,891
                                                 ============    ============                 ========    ========     ========
Ratio of net loan charge-offs to
   average loans, net of unearned
   income, for the year ended December 31                3.86%           0.47%                    0.25%       0.41%        0.20%
                                                 ============    ============                 ========    ========     ========
Ratio of allowance for possible loan
   losses to total loans, net of
   unearned income, at December 31                       2.14%           2.28%                    0.98%       1.00%      0.83%
                                                 ============    ============                 ========    ========     ========

----------
(1) Average loans, net of unearned income, for 2000 include the average loans, net of unearned income, of UB&T and the Lubbock Bank from August 12, to December 31, 2000.
(2) Average loans, net of unearned income, for 1998 include the average loans, net of unearned income, of Azle State from September 22 through December 31, 1998.
(3) Average loans, net of unearned income, for 1997 include the average loans, net of unearned income, of Western National Bank, Lubbock, Texas, from January 28 through December 31, 1997.

     The increase in the allowance of $3,028,000 related to purchase accounting adjustments is due primarily to five borrowing relationships with whom predecessor management had intended to continue to work and extend or renew the loans as necessary. Predecessor management believed that the net carrying amount, after considering specific reserves, was adequate to reflect the estimated carrying amount of the loans. Successor management has determined that the Company will no longer maintain a relationship with these borrowers, has informed the borrowers that the borrowers will have to pay off their respective loans with the Company and, if necessary, liquidate the collateral supporting the loans within no later than one year of the Acquisition date. As of December 31, 2001, substantially all of these relationships have been exited. The Company also offered a reduction in principal to one borrower to provide an incentive for the borrower to move its loan relationship. As these loans are collateral dependent, the estimated losses on these loans are primarily due to estimated collateral liquidation value shortfalls. Overall, successor management has determined that the intended method of ultimate recovery on loans from these five borrowing relationships is demonstrably different from the plans that had served as the basis for predecessor management's estimation of recovery on such loans. The provision for loan losses for the period of August 12, 2000, to December 31, 2000, includes the impact of successor management conforming certain predecessor loan loss methodology to its loan loss calculation methodology. Specifically, successor management has conformed certain charge-off factors on pools of loans to its own historical loan loss factors.

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

                                                                       December 31,
                                     --------------------------------------------------------------------------------
                                               2001                        2000                       1999
                                     -------------------------  --------------------------  -------------------------
                                                                                                          Percent of
                                                   Percent of                  Percent of                  Loans by
                                                    Loans by                    Loans by                   Category
                                      Amount of   Category to    Amount of    Category to    Amount of     to Loans,
                                      Allowance    Loans, Net    Allowance     Loans, Net    Allowance      Net of,
                                      Allocated   of Unearned    Allocated    of Unearned    Allocated     Unearned
                                     to Category     Income     to Category      Income     to Category    Income
                                     -----------  -----------  ------------  ------------  -------------  -----------
                                                                  (Dollars in thousands)
Real estate loans                    $     1,092          44.5% $        685         34.7% $         198         38.7%
Commercial loans                           1,714          32.3         3,434         34.7            254         29.6
Loans to individuals                         868          12.4         1,248         14.5            672         24.8
Agriculture and other loans                   19          10.8         1,819         16.1             37          6.9
                                     -----------  ------------  ------------ ------------  ------------- ------------
   Total allocated                         3,693         100.0%        7,186        100.0%         1,161        100.0%
                                                  ============               ============                ============
   Unallocated                             2,832                       1,193                         672
                                     -----------                ------------               -------------
     Total allowance for possible
       loan losses                   $     6,525                $      8,379               $       1,833
                                     ===========                =============              =============

                                                         December 31,
                                     ----------------------------------------------------
                                               1998                        1997
                                     ------------------------  --------------------------
                                                   Percent of                 Percent of
                                                    Loans by                   Loans by
                                      Amount of   Category to    Amount of    Category to
                                      Allowance    Loans, Net    Allowance    Loans, Net
                                      Allocated   of Unearned    Allocated    of Unearned
                                     to Category     Income     to Category     Income
                                     -----------  -----------  -------------  -----------
                                                    (Dollars in thousands)
Real estate loans                    $       106         39.0%  $        52          31.6%
Commercial loans                             164         25.8           193          17.2
Loans to individuals                         577         30.2           570          46.8
Agriculture and other loans                    9          5.0            28           4.4
                                     -----------  -----------   -----------   -----------
   Total allocated                           856        100.0%          843         100.0%
                                                  ===========                 ===========
   Unallocated                               986                        330
                                     -----------                -----------
     Total allowance for possible
       loan losses                   $     1,842                $     1,173
                                     ===========                ===========

     The increase of $1,639,000 in the unallocated portion of the reserve from December 31, 2000 to December 31, 2001 is primarily caused by the decline in current economic conditions and the recent loan loss experience.

INTANGIBLE ASSETS

     Intangible assets decreased $5,457,000, or 11.1%, from $49,176,000 at December 31, 2000, to $43,719,000 at December 31, 2001, primarily due to amortization of the intangible balance during the 2001.

PREMISES AND EQUIPMENT

     Premises and equipment decreased $475,000, or 3.0%, from $15,855,000 at December 31, 2000, to $15,380,000 at December 31, 2001. The decrease was primarily due to the depreciation of premises and equipment occurring in 2001. This decrease was partially offset by additions to premises and equipment during the year.

ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $2,694,000, or 33.6%, from $8,015,000 at December 31, 2000, to $5,321,000 at December 31, 2001.
The decrease during 2001 was a result of decreases in the loan balance during the year as well as decreases in the interest rates charged on loans. This decrease was partially offset by increases in accrued interest due to higher security balances and higher yields on securities. Of the total balance at December 31, 2001, $2,953,000, or 55.5%, was interest accrued on loans and $2,368,000, or 44.5%, was interest accrued on securities.

OTHER ASSETS

     The balance of other assets increased $9,534,000, or 411.8%, to $11,849,000 at December 31, 2001, from $2,315,000 at December 31, 2000, due principally to the purchase of bank owned life insurance on various officers of the Bank.

DEPOSITS

         The Bank's lending and investing activities are funded almost entirely by core deposits, 53.7% of which were noninterest-bearing and interest-bearing demand deposits at December 31, 2001. Total deposits decreased $49,575,000, or 8.4%, from $593,605,000 at December 31, 2000, to $544,030,000 at December 31,
2001. The decrease in deposits was primarily due to prime rates falling during the year, which allowed the bank to lower rates paid on deposits. These lower rates caused customers to remove their deposits in favor of other types of investment opportunities. The Bank does not have any brokered deposits.

     The following table presents the average amounts of and the average rate paid on deposits of the Company for each of the last three years:

                                                                    Year Ended December 31,
                                            ----------------------------------------------------------------------
                                                     2001                    2000(1)                   1999
                                            ---------------------    ---------------------     -------------------
                                             Average      Average     Average     Average      Average     Average
                                             Amount        Rate        Amount       Rate        Amount      Rate
                                            --------      -------    ----------    -------     ---------   -------
                                                                     (Dollars in thousands)
Noninterest-bearing demand deposits        $ 100,197           --%   $   75,425         --%    $  58,041        --%
Interest-bearing demand, savings and
   money market deposits                     186,941         1.82       136,829       2.56       106,485      2.10
Time deposits of less than $100,000          182,860         5.29       138,167       5.66       109,140      4.81
Time deposits of $100,000 or more            107,687         5.65        72,335       5.90        48,854      4.95
                                           ---------      -------    ----------    -------     ---------   -------

     Total deposits                        $ 577,685         3.32%   $  422,756       3.69%    $ 322,520      3.07%
                                           =========      =======    ==========    =======     =========   =======

----------
(1) The average amounts and average rates paid on deposits for the year ended December 31, 2000, include the averages of UB&T and the Lubbock Bank from August 12 through December 31, 2000.

     The maturity distribution of time deposits of $100,000 or more at December 31, 2001, is presented below:

                                                      December 31, 2001
                                                      -----------------
                                                        (In thousands)
          3 months or less                                $ 40,563
          Over 3 through 6 months                           16,332
          Over 6 through 12 months                          22,604
          Over 12 months                                     9,149
                                                           -------

             Total time deposits of $100,000 or more       $88,648
                                                           =======

     The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At December 31, 2001, time deposits of $100,000 or more represented 16.3% of the Company's total deposits compared to 18.3% of the Company's total deposits at December 31, 2000.

FED FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The balance of fed funds purchased and securities sold under agreement to repurchase increased $151,000 or 100.0%, from $0 at December 31, 2000 to $151,000 at December 31, 2001. The market of securities sold under agreement to repurchase was entered into during 2001 due to the advantageous conditions that exist of obtaining funds at favorable interest rates.

ACCRUED INTEREST PAYABLE

     Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $1,026,000, or 41.2%, from $2,488,000 at December 31, 2000, to $1,462,000 at December 31, 2001, due to a decrease in interest rates being paid on interest-bearing time deposits.

OTHER LIABILITIES

     The balance of other liabilities decreased $848,000, or 13.5%, from $6,289,000 at December 31, 2000, to $5,441,000 at December 31, 2001, due
primarily to a reduction in deferred taxes payable associated with the amortization of the core deposit intangible.

SELECTED FINANCIAL RATIOS

     The following table presents selected financial ratios for each of the last three fiscal years:

                                                              Year Ended December 31,
                                                        ----------------------------------
                                                        2001         2000(1)          1999
                                                        -------  --------------  ---------
Net income (loss) to:
   Average assets                                       (1.06)%       (0.34)%         0.68%
   Average interest-earning assets                      (1.26)        (0.40)          0.77
   Average stockholder's equity                         (8.99)        (3.50)          9.87
Dividend payout (2) to:
   Net income (loss)                                      N/A           N/A          17.82
   Average stockholder's equity                           N/A           N/A           1.76
Average stockholder's equity to:
   Average total assets                                 11.83          9.80           6.86
   Average loans (3)                                    24.50         18.51          13.47
   Average total deposits                               13.86         11.31           7.71
Average interest-earning assets to:
   Average total assets                                 84.50         86.53          87.76
   Average total deposits                               99.01         99.89          98.62
   Average total liabilities                            97.62         98.65          97.99
Ratio to total average deposits of:

   Average loans (3)                                    56.59         61.11          57.20
   Average noninterest bearing deposits                 17.34         17.84          18.00
   Average interest-bearing deposits                    82.66         82.16          82.00
Total interest expense to total interest income         46.55         44.60          40.89
Efficiency Ratio (4)                                    78.13         72.45          66.20

----------
(1) Average balance sheet and income statement items for 2000 include the averages for UB&T and the Lubbock Bank from August 12 through December 31, 2000.
(2)  Dividends for Common Stock only.
(3)  Before allowance for loan losses.
(4) Calculated as noninterest expense less distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures, amortization of intangibles, merger-related expense and net costs (revenues) related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

LIQUIDITY

THE BANK

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $32,767,000 and $24,653,000 during the years ended December 31, 2001 and 2000, respectively. These amounts comprised 4.8% and 5.05% of average total assets during the years ended December 31, 2001 and 2000, respectively. The average level of securities, time deposits in other banks and federal funds sold was $245,052,000 and $163,984,000 during the years ended December
31, 2001 and 2000, respectively. The increases from 2000 to 2001 were primarily due to the Mergers.

     A total of $59,919,000 and $42,692,000 of securities classified as available-for-sale were sold during the years ended December 31, 2001 and 2000. At December 31, 2001, $22,893,000, or 15.6%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $105,554,000, or 72.1%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years with primarily fixed interest rates. At December 31, 2001, approximately $187,619,000, or 61.7%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $174,408,000, or 65.5%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition--Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the years ended December 31, 2001 and 2000, the Company's average deposits were $577,685,000, or 85.3% of average total assets, and $422,756,000, or 86.6% of average total assets, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition--Deposits" above.

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

     The payment of dividends from the Bank is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial in 2001 aggregated $700,000; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $734,000 during 2001. Dividends paid by the Bank to Independent Financial during 2000 aggregated $2,900,000; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $2,935,000. At December 31, 2001, there were no dividends available for payment to Independent Financial by the Bank without prior regulatory approval.

     Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected. There were no current tax liabilities generated by the Bank during 2001 due to the pre-tax loss incurred by the Bank and current tax liabilities totaling $1,096,000 were paid by the Bank to the Company during 2000.

     Prior to the Acquisition, the Bank paid management fees to the Company for services performed. These services included, but were not limited to, financial and accounting consultation, attendance at the Bank's board meetings, audit and loan review services and related expenses. The Bank paid a total of $102,000 in management fees to the Company during 2000. The Company's fees must be reasonable in relation to the management services rendered, and the Bank was prohibited from paying management fees to the Company if the Bank would have been undercapitalized after any such distribution or payment.

CAPITAL RESOURCES

     At December 31, 2001, stockholders' equity totaled $75,381,000, or 11.8% of total assets, compared to $81,984,000, or 11.8% of total assets, at December 31, 2000. The reason for the decrease is the net loss recorded in 2001.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4%, and total capital (Tier 1 and Tier 2 capital) of at least 8%, of net risk-weighted assets, and to be designated as "well-capitalized", the banking company must have Tier 1 and total risk based capital ratios of 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholder's equity (net of available for sale fair value adjustment) and qualifying guaranteed preferred beneficial interests in the Company's subordinated debentures, reduced by intangible assets, net of the deferred tax liability associated with the core deposit intangible, and any deferred tax asset disallowed for regulatory capital purposes. For the Company, Tier 2 capital is comprised of the remainder of guaranteed preferred beneficial interests in the Company's subordinated debentures not qualifying as Tier 1 capital and the qualifying amount of the allowance for possible loan losses.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following tables provide a calculation of the Company's risk-based capital ratios and leverage ratio and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratio to the minimum regulatory and well-capitalized minimum requirements at December 31, 2001:

                                                           December 31,        Minimum     "Well
                                                      --------------------     Capital   Capitalized"
                                                        2001        2000        Ratios     Ratios
                                                      --------    --------     -------   ------------
                                                                  (Dollars in thousands)
Tier 1 capital                                        $ 42,640    $ 45,667

Total capital                                           47,048      49,680

Net risk-weighted assets                               350,516     316,641

Adjusted quarterly average assets                      608,689     514,958

Capital ratios:

  Tier 1 capital to net risk-weighted assets             12.16%      14.42%      4.00%      6.00%

  Total capital to net risk-weighted assets              13.42       15.69       8.00      10.00

  Tier 1 capital to adjusted quarterly average assets     7.01        8.87       4.00       5.00

     The minimum regulatory capital ratios, minimum capital ratios for "well capitalized" banks and the Bank's actual capital ratios at December 31, 2001, were as follows:

                                           Regulatory Minimum       Minimum Ratio for      Actual Ratios at
                                             Ratio for Banks    "Well Capitalized" Banks  December 31, 2001
                                           ------------------   ------------------------  -----------------
Tier 1 capital to net risk-weighted assets         4.00%                 6.00%                  12.41%

Total capital to net risk-weighted assets          8.00                 10.00                   13.67

Tier 1 capital to adjusted quarterly
   average assets                                  4.00                  5.00                    7.15

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at December 31, 2001.

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

     At December 31, 2001, retained earnings of the Bank included $0 that was available for payment of dividends to the Company without prior approval of regulatory authorities. The Company's immediate liquidity needs have been and can continue to be satisfied by advances from the Company's parent company.

PENDING ADOPTION OF ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply Statement 142 beginning in the first quarter 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income before cumulative effect of a change in accounting principle of $1,730,000 pre tax in 2002. The company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Based on steps the Company has taken to prepare for the adoption of Statement 142, it is likely between $10,000,000 and $15,000,000 of the goodwill related to Independent Bankshares, Inc. will be impaired using the impairment test required by Statement 142. The Company currently evaluates goodwill for impairment by the standards set forth in Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which does not result in an indicated impairment. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined the exact amount of the potential impairment loss.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     For quantitative and qualitative disclosures about market risk affecting the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures about Market Risk" in Item 7 above, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
Report of Independent Auditors...................................................................................42

Report of Independent Accountants................................................................................43

Consolidated Balance Sheets as of December 31, 2001 and 2000.....................................................44

Consolidated Statements of Operations and Comprehensive Income (Loss) for the
  Year ended December 31, 2001, the Period from August 12, 2000, through
  December 31, 2000, the Period from January 1, 2000, through August 11, 2000, and the Year ended December 31, 1999...........................................................................45

Consolidated Statements of Changes in Stockholder's Equity for the Year ended
  December 31, 2001, the Period from August 12, 2000, through December 31, 2000, the Period from January 1, 2000, through August 11, 2000, and the Year ended December 31, 1999........................................................................................46

Consolidated Statements of Cash Flows for the Year ended December 31, 2001, the
  Period from August 12, 2000, through December 31, 2000, the Period from
  January 1, 2000, through August 11, 2000, and the Year ended December 31, 1999 ................................47

Notes to Consolidated Financial Statements.......................................................................48

Quarterly Data (Unaudited).......................................................................................66

                                      DRAFT

                         REPORT OF INDEPENDENT AUDITORS

The Stockholder and Board of Directors
Independent Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of Independent Bankshares, Inc., a wholly owned subsidiary of State National Bancshares, Inc., as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder's equity, and cash flows for the year ended December 31, 2001 and each of the periods from August 12, 2000 through December 31, 2000 and from January 1, 2000 through August 11, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bankshares, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001 and the periods from August 12, 2000 through December 31, 2000 and from January 1, 2000 through August 11, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP

Dallas, Texas
March 5, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder and Board of Directors
Independent Bankshares, Inc.:

In our opinion, the consolidated statements of income and comprehensive income, of shareholder's equity and of cash flows of Independent Bankshares, Inc. present fairly, in all material respects, the results of its operations and cash flows for the year in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Fort Worth, Texas
January 28, 2000

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS
                                                                             2001            2000
                                                                        -------------    -------------
ASSETS:
Cash and Cash Equivalents:
  Cash and Due from Banks                                               $  33,212,000    $  43,813,000
  Interest-earning Time Deposits                                            2,850,000          502,000
  Federal Funds Sold                                                       10,528,000       39,270,000
                                                                        -------------    -------------
    Total Cash and Cash Equivalents                                        46,590,000       83,585,000
                                                                        -------------    -------------
Securities (Note 4):
  Available-for-sale                                                      216,112,000      163,677,000
  Held-to-maturity                                                                  0       13,517,000
                                                                        -------------    -------------
    Total Securities                                                      216,112,000      177,194,000
                                                                        -------------    -------------
Loans (Note 5):
  Total Loans                                                             304,270,000      367,059,000
  Less:
    Unearned Income on Installment Loans                                       24,000          126,000
    Allowance for Possible Loan Losses                                      6,525,000        8,379,000
                                                                        -------------    -------------
      Net Loans                                                           297,721,000      358,554,000
                                                                        -------------    -------------
Intangible Assets (Note 6)                                                 43,719,000       49,176,000
Premises and Equipment (Note 7)                                            15,380,000       15,855,000
Accrued Interest Receivable                                                 5,321,000        8,015,000
Other Real Estate and Other Repossessed Assets                                691,000          576,000
Other Assets                                                               11,849,000        2,315,000
                                                                        -------------    -------------
         Total Assets                                                   $ 637,383,000    $ 695,270,000
                                                                        =============    =============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
Deposits (Note 8):
  Noninterest-bearing Demand Deposits                                   $ 112,044,000    $ 100,795,000
  Interest-bearing Demand Deposits                                        180,021,000      188,952,000
  Interest-bearing Time Deposits                                          251,965,000      303,858,000
                                                                        -------------    -------------
    Total Deposits                                                        544,030,000      593,605,000

Fed Funds Purchased and Securities Sold Under
  Agreement To Repurchase                                                     151,000                0
Accrued Interest Payable                                                    1,462,000        2,488,000
Other Liabilities                                                           5,441,000        6,289,000
                                                                        -------------    -------------
       Total Liabilities                                                  551,084,000      602,382,000
                                                                        -------------    -------------
Guaranteed Preferred Beneficial Interests in the Company's
  Subordinated Debentures (Note 10)                                        10,918,000       10,904,000

Commitments and Contingent Liabilities (Notes 15 and 17)

STOCKHOLDER'S EQUITY (Notes 11 and 18):
Common Stock--Par Value $0.25; 30,000,000 Shares Authorized;
  2,273,647 Shares Issued at December 31, 2001 and 2000                       568,000          568,000
Additional Paid-in Capital                                                 80,071,000       80,181,000
Retained Earnings (Deficit)                                                (8,280,000)        (383,000)
Unrealized Gain (Loss) on Available-for-sale Securities, net (Note 4)       3,022,000        1,618,000
                                                                        -------------    -------------
    Total Stockholder's Equity                                             75,381,000       81,984,000
                                                                        -------------    -------------
       Total Liabilities and Stockholder's Equity                       $ 637,383,000    $ 695,270,000
                                                                        =============    =============

                             See accompanying notes.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE
     YEAR ENDED DECEMBER 31, 2001, THE PERIOD FROM AUGUST 12, 2000, THROUGH DECEMBER 31, 2000, THE PERIOD FROM JANUARY 1, 2000, THROUGH AUGUST 11, 2000,
                      AND THE YEAR ENDED DECEMBER 31, 1999

                                                                                                  PREDECESSOR
                                                                                         -----------------------------
                                                         YEAR ENDED   AUGUST 12, 2000,   JANUARY 1, 2000    YEAR ENDED
                                                        DECEMBER 31,      THROUGH            THROUGH      DECEMBER 31,
                                                            2001      DECEMBER 31, 2000  AUGUST 11, 2000      1999
                                                        ------------  -----------------  ---------------  -----------
Interest Income:
   Interest and Fees on Loans (Note 5)                  $ 27,292,000    $ 14,105,000    $   10,746,000    $ 17,027,000
   Interest on Securities                                 11,435,000       4,583,000         3,705,000       5,847,000
   Interest on Deposits in Other Banks                        28,000          12,000                 0               0
   Interest on Federal Funds Sold                          2,428,000       1,024,000           822,000       1,332,000
                                                        ------------    ------------    --------------    ------------
     Total Interest Income                                41,183,000      19,724,000        15,273,000      24,206,000
                                                        ------------    ------------    --------------    ------------
Interest Expense:
   Interest on Deposits                                   19,167,000       9,245,000         6,355,000       9,898,000
   Interest on Federal funds Purchased and Securities
     Sold Under Agreement to Repurchase                        4,000           7,000                 0               0
                                                        ------------    ------------    --------------    ------------
     Total Interest Expense                               19,171,000       9,252,000         6,355,000       9,898,000
                                                        ------------    ------------    --------------    ------------
       Net Interest Income                                22,012,000      10,472,000         8,918,000      14,308,000
   Provision for Loan Losses (Note 5)                     10,765,000         618,000         1,660,000         445,000
                                                        ------------    ------------    --------------    ------------
         Net Interest Income After Provision for Loan
           Losses                                         11,247,000       9,854,000         7,258,000      13,863,000
                                                        ------------    ------------    --------------    ------------
Noninterest Income:
   Service Charges                                         3,506,000       1,606,000         1,621,000       2,842,000
   Trust Fees                                                492,000         118,000           140,000         208,000
   Net  realized gain (loss) on sale of  securities            1,000          36,000                 0               0
   Other Income                                            1,407,000         129,000           142,000         217,000
                                                        ------------    ------------    --------------    ------------
     Total Noninterest Income                              5,406,000       1,889,000         1,903,000       3,267,000
                                                        ------------    ------------    --------------    ------------
Noninterest Expenses:
   Salaries and Employee Benefits                         10,681,000       4,422,000         3,869,000       6,046,000
   Amortization of Intangible Assets                       4,367,000       1,685,000           413,000         673,000
   Merger-related Expense                                     51,000               0         1,970,000               0
   Net Occupancy Expense                                   1,848,000         520,000           717,000         944,000
   Equipment Expense                                       1,878,000         631,000           809,000       1,103,000
   Professional Fees                                         888,000         765,000           416,000         436,000
   Distributions on Guaranteed Preferred Beneficial
     Interests in the Company's Subordinated
     Debentures (Note 10)                                  1,119,000         434,000           678,000       1,105,000
   Stationery, Printing and Supplies Expense                 627,000         252,000           360,000         574,000
   Communication                                             925,000         467,000           197,000         489,000
   Data Processing Expense                                   654,000         411,000            94,000         335,000
   Advertising and Business Development Expense              540,000         451,000           124,000         137,000
   Net Costs (Revenues) Applicable to Other Real
     Estate and Other Repossessed Assets                      95,000         (23,000)           29,000          91,000
   Other Expenses                                          3,382,000         996,000         1,294,000       1,571,000
                                                        ------------    ------------    --------------    ------------
       Total Noninterest Expenses                         27,055,000      11,011,000        10,970,000      13,504,000
                                                        ------------    ------------    --------------    ------------
           Income (Loss) Before Federal Income Taxes     (10,402,000)        732,000        (1,809,000)      3,626,000
   Federal Income Tax Expense (Benefit)  (Note 9)         (3,205,000)        497,000            99,000       1,174,000
                                                        ------------    ------------    --------------    ------------
           Net Income (Loss)                              (7,197,000)        235,000        (1,908,000)      2,452,000
Other Comprehensive Income, Net of Tax:
   Unrealized Holding Gains (Losses) on
     Available-for-sale Securities Arising During the
       Period                                              1,405,000       1,654,000           150,000        (504,000)
   Reclassification adjustment for gains included in
     net income                                               (1,000)        (36,000)                0               0
                                                        ------------    ------------    --------------    ------------
           Comprehensive Income (Loss)                  $ (5,793,000)   $  1,853,000    $   (1,758,000)   $  1,948,000
                                                        ============    ============    ==============    ============
   Preferred Stock Dividends                                                            $            0    $     20,000
                                                                                        ==============    ============
   Net Income (Loss) Available to Common Stockholders                                   $   (1,908,000)   $  2,432,000
                                                                                        ==============    ============
   Basic Earnings (Loss) Per Common Share Available
     to Common Stockholders (Note 12)                                                   $        (0.84)   $       1.12
                                                                                        ==============    ============
   Diluted Earnings (Loss) Per Common Share Available
     to Common Stockholders (Note 12)                                                   $        (0.84)   $       1.08
                                                                                        ==============    ============

                             See accompanying notes.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 2001, THE PERIOD FROM AUGUST 12, 2000,
      THROUGH DECEMBER 31, 2000, THE PERIOD FROM JANUARY 1, 2000, THROUGH
             AUGUST 11, 2000, AND THE YEAR ENDED DECEMBER 31, 1999

                                                  SERIES C PREFERRED STOCK          COMMON STOCK         ADDITIONAL
                                                 --------------------------     ---------------------     PAID-IN
                                                   SHARES         AMOUNT         SHARES       AMOUNT      CAPITAL
                                                 -----------    -----------     ---------    --------   -----------
Balances--January 1, 1999                              5,006    $    51,000     2,217,296   $ 554,000  $ 15,933,000
   Net Income
   Adjustment to Unrealized Loss on
     Available-for-sale Securities, Net of
     Tax of $260,000 (Note 4)
   Cash Dividends ($0.20 Per Share)
   Principal Payments on Loan to ESOP for
     Stock Purchase - Earned Stock
   Conversion of Series C Preferred Stock             (5,066)       (51,000)      116,351      29,000        22,000
   Purchase of Treasury Stock
                                                 -----------    -----------     ---------    --------   -----------
Balances--December 31, 1999                                0              0     2,333,647     583,000    15,955,000
   Net Loss, January 1 to August 11
   Adjustment to Unrealized Loss on
     Available-for-sale Securities, Net of
     Tax of $77,000 (Note 4)
   Cash Dividends ($0.12 Per Share)
   Principal Payments on Loan to ESOP for
     Stock Purchase - Earned Stock
                                                 -----------    -----------     ---------    --------   -----------
Balances--August 11, 2000 (Predecessor)                    0              0     2,333,647     583,000    15,955,000
   Purchase Accounting Adjustments (Note 2)                                                              30,258,000
   Retirement of Treasury Stock                                                   (60,000)    (15,000)     (654,000)
   Merger of UB&T effective August 11, 2000                                                              16,622,000
   Merger of Lubbock effective August 11, 2000                                                           18,000,000
   Purchase Price Adjustment
   Net Loss, August 12 to December 31
   Adjustment to Unrealized Gain on
     Available-for-sale Securities, Net of
     Tax of $1,347,000 (Note 4)
   Cash Dividends
                                                 -----------    -----------     ---------    --------   -----------
Balances--December 31, 2000                                0              0     2,273,647     568,000    80,181,000
   Net Loss
   UB&T Purchase Price Adjustment                                                                          (110,000)
   Adjustment to Unrealized Gain on
     Available-for-sale Securities, Net of
     Tax of $723,000 (Note 4)
   Cash Dividends
                                                 -----------    -----------     ---------    --------   -----------
Balances--December 31, 2001                                0    $         0     2,273,647    $568,000   $80,071,000
                                                 ===========    ===========     =========    ========   ===========

                                                                      UNREALIZED
                                                                 GAIN (LOSS)                              UNEARNED EMPLOYEE STOCK
                                                  RETAINED      ON AVAILABLE        TREASURY STOCK         OWNERSHIP PLAN STOCK
                                                  EARNINGS        FOR-SALE      ----------------------   -----------------------
                                                  (DEFICIT)      SECURITIES       SHARES      AMOUNT       SHARES       AMOUNT
                                                 -----------    -----------     ---------  -----------   ----------  -----------
Balances--January 1, 1999                        $ 7,975,000    $   161,000             0  $         0      (14,839  $  (169,000)
   Net Income                                      2,452,000
   Adjustment to Unrealized Loss on
     Available-for-sale Securities, Net of
     Tax of $260,000 (Note 4)                                      (504,000)
   Cash Dividends ($0.20 Per Share)                 (455,000)
   Principal Payments on Loan to ESOP for
     Stock Purchase - Earned Stock                                                                            2,369       27,000
   Conversion of Series C Preferred Stock
   Purchase of Treasury Stock                                                     (60,000)    (669,000)
                                                 -----------    -----------     ---------  -----------   ----------  -----------
Balances--December 31, 1999                        9,972,000       (343,000)      (60,000)    (669,000)     (12,470)    (142,000)
   Net Loss, January 1 to August 11               (1,908,000)
   Adjustment to Unrealized Loss on
     Available-for-sale Securities, Net of
     Tax of $77,000 (Note 4)                                        150,000
   Cash Dividends ($0.12 Per Share)                 (273,000)
   Principal Payments on Loan to ESOP for
     Stock Purchase - Earned Stock                                                                           12,470      142,000
                                                 -----------    -----------     ---------  -----------   ----------  -----------
Balances--August 11, 2000 (Predecessor)            7,791,000       (193,000)      (60,000)    (669,000)           0            0
   Purchase Accounting Adjustments (Note 2)       (7,791,000)       193,000
   Retirement of Treasury Stock                                                    60,000      669,000
   Merger of UB&T effective August 11, 2000          483,000       (376,000)
   Merger of Lubbock effective August 11, 2000     1,026,000       (621,000)
   Purchase Price Adjustment                         (76,000)
   Net Loss, August 12 to December 31                235,000
   Adjustment to Unrealized Gain on
     Available-for-sale Securities, Net of
     Tax of $1,347,000 (Note 4)                                   2,615,000
   Cash Dividends                                 (2,051,000)
                                                 -----------    -----------     ---------  -----------   ----------  -----------
Balances--December 31, 2000                         (383,000)     1,618,000             0            0            0            0
   Net Loss
   UB&T Purchase Price Adjustment                 (7,197,000)
   Adjustment to Unrealized Gain on
     Available-for-sale Securities, Net of
     Tax of $723,000 (Note 4)                                     1,404,000
   Cash Dividends                                   (700,000)
                                                 -----------    -----------     ---------  -----------   ----------  -----------
Balances--December 31, 2001                      $(8,280,000)   $ 3,022,000             0  $         0            0            0
                                                 ===========    ===========     =========  ===========   ==========  ===========

                             See accompanying notes.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001,
         THE PERIOD FROM AUGUST 12, 2000, THROUGH DECEMBER 31, 2000, THE
          PERIOD FROM JANUARY 1, 2000, THROUGH AUGUST 11, 2000, AND THE
                          YEAR ENDED DECEMBER 31, 1999

                                                                                                     PREDECESSOR
                                                                                             ----------------------------
                                                             YEAR ENDED    AUGUST 12, 2000, JANUARY 1, 2000   YEAR ENDED
                                                            DECEMBER 31,        THROUGH        THROUGH        DECEMBER 31,
                                                                1999      DECEMBER 31, 2000 AUGUST 11, 2000      1999
                                                            -------------  ---------------- ---------------  ------------
Cash Flows from Operating Activities:
     Net Income (Loss)                                      $  (7,197,000)   $    235,000    $ (1,908,000)   $  2,452,000
Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operating Activities:
     Deferred Federal Income Tax Expense (Benefit)                 88,000         103,000        (817,000)        260,000
     Depreciation and Amortization                              5,668,000       2,286,000         864,000       1,424,000
     Provision for Loan Losses                                 10,765,000         618,000       1,660,000         445,000
     Gain on Sales of Securities                                   (1,000)        (36,000)              0               0
     Gain on Sales of Premises and Equipment                      (24,000)        (40,000)              0          (1,000)
     Writedown of Premises and Equipment                          129,000               0               0               0
     Gains on Sales of Other Real Estate and Other
       Repossessed Assets                                         (29,000)              0               0          (1,000)
     Writedown of Other Real Estate and Other
       Repossessed Assets                                         124,000           2,000           4,000           6,000
     Decrease (Increase) in Accrued Interest Receivable         2,694,000      (1,013,000)          6,000        (284,000)
     Decrease in Other Assets                                     466,000       1,050,000       1,180,000         224,000
     Increase (Decrease) in Accrued Interest Payable           (1,026,000)        187,000          99,000         (89,000)
     Increase (Decrease) in Other Liabilities                  (1,451,000)     (1,396,000)      1,227,000          88,000
                                                            -------------    ------------    ------------    ------------
         Net Cash Provided by Operating Activities             10,206,000       1,996,000       2,315,000       4,524,000
                                                            -------------    ------------    ------------    ------------

Cash Flows from Investing Activities:
     Proceeds from Maturities of Available-for-sale
       Securities                                              70,034,000       8,599,000      12,200,000       6,768,000
     Proceeds from Maturities of Held-to-maturity
       Securities                                                       0       3,977,000       4,724,000      34,031,000
     Proceeds from Sales of Available-for-sale Securities      59,919,000      39,692,000       3,000,000               0
     Purchases of Available-for-sale Securities              (166,507,000)    (41,145,000)     (4,891,000)    (25,663,000)
     Purchases of Held-to-maturity Securities                           0               0      (5,836,000)    (29,918,000)
     Purchase of Bank Owned Life Insurance                    (10,000,000)              0               0               0
     Net Decrease (Increase) in Loans                          48,719,000       3,184,000       3,167,000      (3,027,000)
     Proceeds from Sales of Premises and Equipment                310,000          99,000               0           1,000
     Additions to Premises and Equipment                       (1,656,000)     (1,387,000)        (82,000)       (273,000)
     Proceeds from Sales of Other Real Estate and Other
       Repossessed Assets                                       1,104,000         104,000         356,000       1,210,000
     Net Cash and Cash Equivalents Received  in
       Merger/Acquisition                                               0       9,344,000               0               0
                                                            -------------    ------------    ------------    ------------
         Net Cash Provided by (Used in) Investing
           Activities                                           1,923,000      22,467,000      12,638,000     (16,871,000)
                                                            -------------    ------------    ------------    ------------

Cash Flows from Financing Activities:
     Net Decrease in Deposits                                 (49,575,000)     (2,504,000)     (6,962,000)    (12,505,000)
     Increase in Federal Funds Purchased and Securities
       Sold Under Agreement to Repurchase                         151,000               0               0               0
     Repayment of Notes Payable                                         0               0               0          (1,000)
     Advances from State National                               1,000,000               0               0               0
     Payment of Cash Dividends                                   (700,000)     (2,051,000)       (273,000)       (455,000)
     Purchase of Treasury Stock                                         0               0               0        (669,000)
                                                            -------------    ------------    ------------    ------------
         Net Cash Used in Financing Activities                (49,124,000)     (4,555,000)     (7,235,000)    (13,630,000)
                                                            -------------    ------------    ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents          (36,995,000)     19,908,000       7,718,000     (25,977,000)
Cash and Cash Equivalents at Beginning of Period               83,585,000      63,677,000      38,760,000      64,737,000
                                                            -------------    ------------    ------------    ------------
Cash and Cash Equivalents at End of Period                  $  46,590,000    $ 83,585,000    $ 46,478,000    $ 38,760,000
                                                            =============    ============    ============    ============

                             See accompanying notes.

                          INDEPENDENT BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Independent Bankshares, Inc., a Texas corporation (the "Company") is a bank holding company headquartered in Lubbock, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas ("State National"). At December 31, 2001, the Company owned all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owned through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of State National Bank of West Texas, Lubbock, Texas (the "Bank"). At December 31, 2001, the Bank operated full-service banking locations in the Texas cities of Abilene (five locations), Azle (two locations), Bangs, Big Spring, Lubbock (three locations), Odessa (two locations), Plainview, San Angelo, Stamford, Trent and Winters.

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

STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest earning time deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

SECURITIES

     Management determines the appropriate classification of securities at the time of purchase. If the securities are purchased with the positive intent and the ability to hold the securities until maturity, they are classified as held-to-maturity and carried at historical cost, adjusted for amortization of premiums and accretion of fees and discounts using a method that approximates the interest method. Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value. Unrealized gains and losses, net of taxes, related to securities available-for-sale are recorded as a separate component of stockholder's equity. The Company had no securities classified as held-to-maturity or trading as of December 31, 2001. The cost of securities sold is based on the specific identification method. The Company currently owns no derivative financial instruments subject to FAS 133 Accounting for Derivative Instruments and Hedging Activities and does not engage in hedging activities.

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses (the "allowance") is reduced by charge-offs and increased by recoveries of loans previously charged off and the loan loss provision necessary to bring the allowance to an amount determined by management to be adequate. Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current economic conditions. The allowance is comprised of three elements which include: (1) allowances established on specific loans, (2) allowances based on loss experience and trends in pools of loans with similar characteristics, and (3) unallocated allowances based on general economic conditions and other internal and external risk factors in the Company's individual markets. The total allowance includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (FAS 114") and activity related to other allowances determined in accordance with Statement of Financial Accounting Standards "Accounting for Contingencies" ("FAS 5").

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

     All intangible assets are evaluated periodically to determine recoverability of their carrying value when economic conditions indicate impairment may exist. These conditions would include an ongoing negative performance history and a forecast of anticipated performance that is significantly below management's initial expectation for the acquired entity. Impairment would be determined based upon the estimated discounted cash flows of the entity acquired over the remaining amortization period, compared to the remaining intangible balance. As of December 31, 2001, management believes that no impairment of intangible assets had occurred as determined by Financial Accounting Standards Board ("the FASB") Statement of Financial Accounting Standards No. 121 , "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121").

FEDERAL INCOME TAXES

     The Company uses the liability method of accounting for deferred income taxes as required by the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

OTHER REAL ESTATE AND OTHER REPOSSESSED ASSETS

     Other real estate and other repossessed assets consist principally of real estate properties and automobiles acquired by the Company through foreclosure. Such assets are carried at the lower of cost (generally the outstanding loan balance) or estimated fair value, net of estimated costs of disposal, if any. If the estimated fair value of the collateral securing the loan is less than the amount outstanding on the loan at the time the assets are acquired, the difference is charged against the allowance for possible loan losses. Subsequent declines in estimated fair value, if any are charged to noninterest expense.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. The total amounts charged to advertising expense for the years ended December 31, 2001, 2000 and 1999 were approximately $540,000, $575,000 and $137,000, respectively.

PENDING ADOPTION OF ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income before cumulative effect of a change in accounting principle of $1,730,000 pretax in 2002. The company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Based on steps the Company has taken to prepare for the adoption of Statement 142, it is likely between $10,000,000 and $15,000,000 of the goodwill related to Independent Bankshares, Inc. will be impaired using the impairment test required by Statement 142. The Company currently evaluates goodwill for impairment by the standards set forth in Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which does not result in an indicated impairment. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined the exact amount of the potential impairment loss.

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

     The purchase price, including costs incurred by State National directly associated with the Acquisition, were preliminarily allocated to net assets acquired. Final allocation has been obtained and the purchase allocations finalized at December 31, 2000. The following table summarizes the changes made to the accounts of the Company as of August 11, 2000, as a result of applying push down accounting:

                                                       Balance at   Push Down
                                                        Date of     Accounting    Adjusted
                                                      Acquisition  Adjustments    Balance
                                                      -----------  -----------   ---------
                                                                 (In thousands)
          Investment securities                        $  99,906    $ (1,494)   $  98,412
          Loans, net of unearned income                  183,082      (1,169)     181,913
          Allowance for possible loan losses              (3,343)     (3,028)      (6,371)
          Goodwill and core deposit intangibles            9,746      30,099       39,845
          Premises and equipment                           9,446        (492)       8,954
          Other assets                                     1,659        (126)       1,533
                                                       ---------    --------    ---------
          Total assets                                 $ 350,735    $ 23,790    $ 374,525
                                                       =========    ========    =========

          Other liabilities                            $   1,760    $  3,233    $   4,993
          Trust Preferred Securities                      13,000      (2,103)      10,897
          Stockholder's equity                            23,465      22,660       46,125
                                                       ---------    --------    ---------
          Total liabilities and stockholder's equity   $ 350,735    $ 23,790    $ 374,525
                                                       =========    ========    =========

NOTE 3: BANK MERGERS

     On October 24, 2000, State National contributed to the Company its ownership of United Bank & Trust, Abilene, Texas ("UB&T"). UB&T was merged with and into First State Bank, National Association, Abilene, Texas ("First State"), a subsidiary of the Company at that time. At the time of the merger, the name of the resulting bank was changed to State National Bank of West Texas, Abilene, Texas (the "Abilene Bank").

     The merger was accounted for similar to a pooling of interests. As a result of the merger, the balance sheet and results of operations of UB&T have been included in the Company's consolidated financial statements since August 12, 2000, the date of the acquisition of the Company by State National (the "Acquisition"). At August 12, 2000, UB&T had total assets of $112,806,000, loans, net of allowance for possible loan losses, of $70,230,000, total deposits of $93,946,000 and total stockholder's equity of $16,729,000.

     On February 28, 2001, State National contributed to the Company, its ownership interest in State National Bank of West Texas, Lubbock, Texas (the "Lubbock Bank"). The Abilene Bank was merged with and into the Lubbock Bank. The Lubbock Bank continued as the surviving entity in the merger (the "Bank").

     The merger was accounted for similar to a pooling of interests. As a result of the merger, the balance sheet and results of operations of the Lubbock Bank have been included in the Company's consolidated financial statements since August 11, 2000, the date of the acquisition of the Company by State National (the "Acquisition"). At August 11, 2000, the Lubbock Bank had total assets of $210,409,000, loans, net of allowance for possible loan losses, of $121,130,000, total deposits of $190,828,000 and total stockholder's equity of $18,405,000.

     Collectively, the UB&T Merger and the Lubbock Bank Merger are referred to as the Bank Mergers.

NOTE 4: SECURITIES

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2001 and 2000, were as follows:

                                                                            2001
                                                  --------------------------------------------------------
                                                                    Gross        Gross
                                                                  Unrealized   Unrealized   Estimated Fair
                                                  Amortized Cost    Gains        Losses         Value
                                                  --------------  ----------   ----------   --------------
U.S. Treasury securities and obligations of U.S.
   Government agencies and corporations            $132,363,000   $3,900,000   $(238,000)   $136,025,000
Mortgage-backed securities and collateralized
   mortgage obligations                              68,943,000      954,000    (162,000)     69,735,000
Obligations of states and political subdivisions      6,985,000      124,000           0       7,109,000
Other securities                                      3,243,000            0           0       3,243,000
                                                   ------------   ----------   ---------    ------------

     Total available-for-sale securities           $211,534,000   $4,978,000   $(400,000)   $216,112,000
                                                   ============   ==========   =========    ============

                                                                            2001
                                                  --------------------------------------------------------
                                                                     Gross       Gross
                                                                  Unrealized   Unrealized   Estimated Fair
                                                  Amortized Cost     Gains        Losses         Value
                                                  --------------  ----------   ----------   --------------
U.S. Treasury securities and obligations of U.S.
   Government agencies and corporations            $121,769,000   $2,226,000   $(141,000)   $123,854,000
Mortgage-backed securities and collateralized
   mortgage obligations                              28,040,000      435,000    (114,000)     28,361,000
Obligations of states and political subdivisions      8,291,000       55,000     (12,000)      8,334,000
Other securities                                      3,128,000            0           0       3,128,000
                                                   ------------   ----------   ---------    ------------

     Total available-for-sale securities           $161,228,000   $2,716,000   $(267,000)   $163,677,000
                                                   ============   ==========   =========    ============

     There were no held-to maturity securities at December 31, 2001, as they were reclassified to available for sale in 2001 in conjunction with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The amortized cost and estimated fair value of held-to maturity securities at December 31, 2000, were as follows:

                                                                            2001
                                                  --------------------------------------------------------
                                                                     Gross       Gross
                                                                  Unrealized   Unrealized   Estimated Fair
                                                  Amortized Cost    Gains        Losses         Value
                                                  --------------  ----------   ----------   --------------
U.S. Treasury securities and obligations of U.S.
   Government agencies and corporations            $ 5,184,000   $    1,000    $       0     $ 5,185,000
Mortgage-backed securities and collateralized
   mortgage obligations                              8,333,000        8,000      (31,000)      8,310,000
                                                   -----------   ----------    ---------     -----------

     Total held-to-maturity securities             $13,517,000   $    9,000    $ (31,000)    $13,495,000
                                                   ===========   ==========    =========     ===========

     The amortized cost and estimated fair value of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Amortized      Estimated Fair
                 Available-for-sale Securities                         Cost              Value
                 -----------------------------                     ------------    --------------
                 Due in one year or less                           $ 22,497,000    $   22,893,000
                 Due after one year through five years              102,877,000       105,554,000
                 Due after five years through ten years              13,854,000        14,559,000
                 Due after ten years                                  3,363,000         3,371,000
                                                                   ------------    --------------
                                                                    142,591,000       146,377,000
                 Mortgage-backed securities and collateralized
                    mortgage obligations                             68,943,000        69,735,000
                                                                   ------------    --------------

                    Total available-for-sale securities            $211,534,000      $216,112,000
                                                                   ============      ============

     At December 31, 2001, securities with an amortized cost and estimated fair value of $45,996,000 and $47,785,000, respectively, were pledged as collateral for public and trust fund deposits and for other purposes required or permitted by law. At December 31, 2000, the amortized cost and estimated fair value of pledged securities were $76,154,000 and $77,130,000, respectively.

     During 2001, the Company sold available-for-sale securities with an aggregate book value of $59,919,000 and a gross realized gain of approximately $1,000. Available-for-sale securities aggregating $3,000,000 were sold immediately prior to maturity during the first six months of 2000. Available-for-sale securities aggregating $39,692,000 were sold immediately after the Acquisition and a similar amount of available-for-sale securities were then purchased to reposition the Company's securities portfolio.

NOTE 5: LOANS

     The composition of loans at December 31, 2001 and 2000, was as follows:

                                                                  2001               2000
                                                               ------------      -------------
                 Real estate loans                             $135,544,000      $ 127,510,000
                 Commercial loans                                98,129,000        127,205,000
                 Loans to individuals                            37,873,000         53,308,000
                 Agriculture and other loans                     32,724,000         59,036,000
                                                               ------------      -------------
                    Total loans                                 304,270,000        367,059,000
                 Less unearned income                                24,000            126,000
                                                               ------------      -------------
                    Total loans, net of unearned income        $304,246,000       $366,933,000
                                                               ============       ============

     Included in the Loan balance at December 31, 2001 is a purchase discount with a remaining balance of $753,000 related to the acquisition of the Company by State National. The original balance of the discount was $1,169,000 and was calculated at a effective purchase yield of 10.00%. The discount is being accreted into income over the life of the related loans. The estimated remaining life of the loans on which the discount was calculated is five years.

     Nonperforming assets at December 31, 2001 and 2000, were as follows:

                                                       2001          2000
                                                     ----------   ----------
Nonaccrual loans                                     $5,581,000   $3,337,000
Accruing loans past due over ninety days                223,000    2,572,000
Restructured loans                                       29,000      119,000
Other real estate and other repossessed assets          691,000      576,000
                                                     ----------   ----------

  Total nonperforming assets                         $6,524,000   $6,604,000
                                                     ==========   ==========

     At December 31, 2001, loans identified as being impaired consisted of loans placed on nonaccrual status. At December 31, 2000, loans identified as being impaired consisted of loans placed on nonaccrual status as well as additional loans related to five borrowing relationships which were still on accrual status but were considered by successor management to be impaired under FAS 114. See below for discussion of the five borrowing relationships. The entire balance in the allowance for loan loss is available to absorb loan losses on the entire portfolio.

     At December 31, 2001, and 2000, the recorded investment in loans that are considered to be impaired under FAS 114 was approximately $5,581,000 and $10,941,000, respectively. Included in these amounts at December 31, 2001 and 2000, was approximately $4,710,000 and $7,491,000, respectively, of impaired loans for which the related specific reserve for loan losses was approximately $1,190,000 and $4,516,000, respectively. Impaired loans of $871,000 and $3,450,000 at December 31, 2001 and 2000, respectively, did not have a specific reserve for loan losses.

     The amount of interest income that would have been recorded on nonaccrual loans for the year ended December 31, 2001, the period from August 12, 2000, to December 31, 2000, the period from January 1, 2000, to August 11, 2000, and for the year ended December 31, 1999, based on the loans' original terms was $582,000, $100,000, $12,000 and $23,000, respectively. A total of $1,000, $0,
$16,000 and $2,000 in interest on nonaccrual loans was actually collected and recorded as income during the year ended December 31, 2001, the period from August 12, 2000, to December 31, 2000, the period from January 1, 2000, to August 11, 2000, and for the year ended December 31, 1999, respectively.

     A summary of the activity in the allowance for loan losses for the year ended December 31, 2001, the period from August 12, 2000, to December 31, 2000, the period from January 1, 2000, to August 11, 2000, and for the year ended December 31, 1999, is as follows:

                                                       Year ended    August 12, 2000,   January 1, 2000      Year ended
                                                       December 31,   to December 31,     to August 11,       December 31,
                                                          2001             2000               2000              1999
                                                       -----------       ----------        ----------        ----------
       Balance at beginning of period                  $ 8,379,000       $6,371,000        $1,833,000        $1,842,000
           Provision for loan losses                    10,765,000          618,000         1,660,000           445,000
           Loans charged off                           (13,694,000)      (1,796,000)         (230,000)         (697,000)
           Recoveries of loans charged off               1,075,000           39,000            80,000           243,000
           Purchase accounting adjustment                        0                0         3,028,000                 0
           Mergers                                               0        3,147,000                 0                 0
                                                       -----------       ----------        ----------        ----------

              Balance at end of period                 $ 6,525,000       $8,379,000        $6,371,000        $1,833,000
                                                       ===========       ==========        ==========        ==========

     The increase in the allowance of $3,028,000 related to the purchase accounting adjustment is due primarily to five borrowing relationships with whom predecessor management had intended to continue to work and extend or renew the loan as necessary. Predecessor management believed that the net carrying amount, after considering specific reserves, was adequate to reflect the estimated carrying amount of the loans. Successor management has determined that they will no longer maintain a relationship with these borrowers, has informed the borrowers that the borrowers will have to pay off their respective loans with the Company and, if necessary, liquidate the collateral supporting the loans within no later than one year of the Acquisition date. The Company offered a reduction in principal to one borrower to provide an incentive for the borrower to move its loan relationship. As these loans are collateral dependant, the estimated losses on these loans are primarily due to estimated collateral liquidation value shortfalls. Overall, successor management has determined that the intended method of ultimate recovery on loans from these five borrowing relationships is demonstrably different from the plans that served as the basis for predecessor management estimation of recovery on such loans. This portion of the allowance will only be used for these specific relationships. As these loans are collected, any excess allowance would have been adjusted against goodwill. As of December 31, 2001, the bank has exited substantially all of these relationships. For those loans exited, there was no excess allowance remaining at the date of exit.

NOTE 6: INTANGIBLE ASSETS

     The following is a summary of intangible assets at December 31, 2001 and 2000:

                                                       2001             2000
                                                    -----------      -----------
       Goodwill                                     $34,591,000      $35,879,000
       Core deposit intangible                       17,163,000       16,961,000
                                                    -----------      -----------
                                                     51,754,000       52,840,000
       Less accumulated amortization                  8,035,000        3,664,000
                                                    -----------      -----------

         Net intangible assets                      $43,719,000      $49,176,000
                                                    ===========      ===========

NOTE 7: PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at December 31, 2001 and 2000:

                                                       2001             2000
                                                   ------------      ------------
       Land                                        $  3,444,000      $  3,262,000
       Buildings and improvements                    14,163,000        14,185,000
       Furniture and equipment                        4,098,000         4,136,000
                                                   ------------      ------------
                                                     21,705,000        21,583,000
       Less accumulated depreciation                  6,325,000         5,728,000
                                                   ------------      ------------

         Net premises and equipment                 $15,380,000     $  15,855,000
                                                    ===========     =============

     Depreciation expense for the year ended December 31, 2001, 2000 and 1999 was $1,534,000, $991,000 and $751,000, respectively.

NOTE 8: DEPOSITS

     At December 31, 2001, the scheduled maturities of interest-bearing time deposits was as follows:

                                                            Interest-bearing
                                                             Time Deposits
                                                            ----------------
              2002                                           $224,626,000
              2003                                             18,133,000
              2004                                              4,702,000
              2005                                              3,321,000
              2006                                              1,164,000
              Thereafter                                           19,000
                                                             ------------
                Total interest-bearing time deposits         $251,965,000
                                                             ============

     At December 31, 2001 and 2000, interest-bearing time deposits of $100,000 or more were $88,648,000 and $108,240,000, respectively.

NOTE 9: FEDERAL INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000, were as follows:

                                                                           2001            2000
                                                                        -----------      ----------
           Deferred tax assets:
              Allowance for possible loan losses                        $ 2,141,000      $2,714,000
              Investment securities                                         210,000         350,000
              Retirement plan                                                     0         279,000
              Net operating loss carryforwards                              152,000         160,000
              Employee retention agreements                                  41,000          72,000
              Other real estate and other repossessed assets                 17,000          17,000
              Other                                                         626,000         711,000
                                                                        -----------      ----------
                Total gross deferred tax assets                           3,187,000       4,303,000
                Less valuation allowance for deferred tax assets                  0         (40,000)
                                                                        -----------      ----------
                  Net deferred tax assets                                 3,187,000       4,263,000
                                                                        -----------      ----------
           Deferred tax liabilities:
              Core deposit intangible                                    (3,327,000)     (5,131,000)
              Net unrealized gain on available-for-sale securities       (1,557,000)       (833,000)
              Discount on Trust Preferred Securities                       (708,000)       (713,000)
              Depreciation and amortization                                (117,000)       (249,000)
              Other, net                                                    (63,000)       (125,000)
                                                                        -----------      ----------
                Total gross deferred tax liabilities                     (5,772,000)     (7,051,000)
                                                                        -----------      ----------

                  Net deferred tax liability                            $(2,585,000)    $(2,788,000)
                                                                        ===========     ===========

     Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance on deferred tax assets if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance was $0 and $40,000 at December 31, 2001 and 2000, respectively. Management believes that it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax asset.

     At December 31, 2001, the Company had available net operating loss carryforwards of approximately $447,000 acquired as part of prior acquisitions. These net operating loss carryforwards, if not used, expire between 2003 and 2010.

     The comprehensive provisions for federal income taxes for the year ended December 31, 2001, the periods from August 12, 2000, through December 31, 2000, from January 1, 2000, through August 11, 2000, and for the year ended December 31, 1999, were as follows:

                                               Year Ended        August 12, 2000    January 1, 2000      Year Ended
                                            December 31, 2001        through           through          December 31,
                                                  2001          December 31, 2000   August 11, 2000         1999
                                            ----------------    -----------------   ---------------     -------------
Current tax provision (benefit)              $   (3,293,000)       $  394,000         $   916,000         $   914,000
Deferred tax provision (benefit)                     88,000           103,000            (817,000)            260,000
                                             --------------        ----------         -----------         -----------
  Provision (benefit) for tax expense
    charged to results of operations             (3,205,000)          497,000              99,000           1,174,000
Tax provision (benefit) on adjustment to
  unrealized gain/loss on
  available-for-sale securities                     723,000           833,000              77,000            (260,000)
                                             --------------          --------         -----------         -----------
    Comprehensive provision for federal
       income taxes                          $   (2,482,000)       $1,330,000         $   176,000         $   914,000
                                             ==============        ==========         ===========         ===========

     The following is a reconciliation of the difference between income tax expense as reported and the amount of expense (benefit) computed by applying the statutory income tax rate to income (loss) before income taxes:

                                               Year Ended        August 12, 2000    January 1, 2000      Year Ended
                                            December 31, 2001        through           through          December 31,
                                                  2001          December 31, 2000   August 11, 2000         1999
                                            ----------------    -----------------   ---------------     -------------
Income (loss) before income taxes           $   (10,402,000)        $ 732,000       $  (1,809,000)     $    3,626,000
Statutory rate                                           34%               34%                 34%                 34%
                                            ---------------          --------       --------------      -------------
  Income tax expense (benefit) at
    statutory rate                               (3,537,000)          249,000            (615,000)          1,233,000
Amortization of goodwill                            616,000           224,000             130,000             212,000
Tax-exempt income                                  (276,000)          (40,000)           (113,000)           (187,000)
Nondeductible acquisition expenses                        0                 0             717,000              24,000
Other                                                (8,000)           64,000             (20,000)           (108,000)
                                            ---------------         ---------       --------------      -------------
   Income tax expense (benefit) as
     reported                               $    (3,205,000)        $ 497,000       $      99,000       $   1,174,000
                                            ===============         =========       =============       =============

NOTE 10: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S SUBORDINATED DEBENTURES

     Independent Capital sold 1,300,000 shares of Trust Preferred Securities at $10.00 per preferred security in an underwritten offering in 1998. The proceeds from the sale of the Trust Preferred Securities were used by Independent Capital to purchase an equivalent amount of Subordinated Debentures of the Company. The Trust Preferred Securities carry a distribution rate of 8.5%, have a stated maturity of September 22, 2028, and are guaranteed by State National. The securities are redeemable at par after September 22, 2003.

     Distributions on the Trust Preferred Securities are payable quarterly on March 31, June 30, September 30 and December 31. Distributions paid to holders of the Trust Preferred Securities during both the years ended December 31, 2001 and 2000, totaled $1,105,000.

     Included in the balance of Trust Preferred Securities at December 31, 2001 is a discount with a remaining balance of $2,082,000 related to the acquisition of the Company by State National. The original balance of the discount was $2,103,000 and was calculated at an effective purchase yield of 10.26%. The discount is being amortized into expense over the life of the instrument. The estimated remaining life of the instrument on which the discount was calculated is twenty-seven years.

NOTE 11: STOCKHOLDERS' EQUITY

     At December 31, 2001, 100% of the shares of the Bank are pledged in a debt agreement between State National and a third party which has an outstanding balance of $7,000,000 at December 31, 2001.

NOTE 12: EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares and share equivalents outstanding during the period. The remainder of the Series C Preferred Stock was converted to Common Stock during the fourth quarter of 1999. Because the Company's outstanding Series C Preferred Stock was cumulative, the dividends allocable to such preferred stock reduced income available to common stockholders in the basic earnings per share calculations. In computing diluted earnings per common share for the year ended December 31, 1999, the conversion of the Series C Preferred Stock was assumed, as the effect was dilutive. The following table presents information necessary to calculate earnings per share for the period from January 1, 2000, to August 11, 2000, and for the year ended December 31, 1999:

                                                                 Period from January   Year Ended
                                                                     1, 2000 to        December 31,
                                                                   August 11, 2000        1999
                                                                 -------------------   -----------
        BASIC EARNINGS (LOSS) PER COMMON SHARE                               (In Thousands)
        Net income (loss)                                             $(1,908)            $2,452
        Preferred stock dividends                                           0                (20)
                                                                      -------             ------

        Net income (loss) available to common stockholders            $(1,908)            $2,432
                                                                      =======             ======

        Weighted average shares outstanding                             2,262              2,178
                                                                      =======             ======

                                                                 Period from January   Year Ended
                                                                     1, 2000 to        December 31,
                                                                   August 11, 2000        1999
                                                                 -------------------   -----------
        DILUTED EARNING (LOSS) PER COMMON SHARE                              (In Thousands)
        Net income (loss)                                             $(1,908)            $2,452
                                                                      =======             ======
        Weighted average shares outstanding                             2,262              2,178
        Conversion of Series C Preferred Stock                              0                 97
                                                                      -------             ------

        Adjusted weighted average shares outstanding                    2,262              2,275
                                                                      =======             ======

NOTE 13: BENEFIT PLANS

     The Company's ESOP/401(k) Plan covered most of its officers and employees. Contributions made to the ESOP/401(k) Plan by the Company were $214,000 and $141,000 for the period from January 1 to August 11, 2000, and for the year ended December 31, 1999, respectively. These contributions were used to make distributions to employees who left the Company's employment in the respective years and to purchase Common Stock of the Company. No contributions were made by the Company to match contributions made by plan participants in the 401(k) portion of the ESOP/401(k) Plan during the year ended December 31, 1999; however, the Company's board of directors voted to match 25% of up to a maximum of the first 4% of each employees' salary which was deferred and contributed to the 401(k) portion of the ESOP/401(k) Plan beginning January 1, 2000. The amount of all such contributions was at the discretion of the Company's board of directors. Contributions were invested in various equity, debt and money market investments, including Common Stock of the Company. The ESOP/401(k) Plan was terminated at the date of the Acquisition and was liquidated subsequent to the Acquisition.

     Subsequent to the Acquisition, most of the Company's officers and employees became eligible to participate in State National's 401(k) profit sharing plan. Beginning August 12, 2000, the Company matched 100% of the first 3%, and

50% of the next 2%, of each employee's salary which was deferred and contributed to such plan. The Company contributed $217,000 and $80,000 to the plan for the year ended December 31, 2001and for the period from August 12 to December 31, 2000, respectively.

NOTE 14: RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company and the Bank have loans, deposits and other transactions with their respective directors and businesses with which such persons are associated. It is the Company's policy that all such transactions are entered into on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties. The balances of loans to all such persons were $298,000, $40,000 and $4,113,000 at December 31, 2001, 2000 and 1999, respectively. Additions and reductions on such loans were $294,000 and $36,000, respectively, for the year ended December 31, 2001.

NOTE 15: COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in various litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such other litigation would not be material in relation to the Company's financial condition, results of operations and liquidity.

     The Bank leases certain of its premises and equipment under noncancellable operating leases. Rental expense under such operating leases was approximately $1,050,000, $723,000 and $436,000 in 2001, 2000 and 1999, respectively.

     The minimum payments due under these leases at December 31, 2001 are as follows:

                          2002                 $   1,024,000
                          2003                       634,000
                          2004                       245,000
                          2005                       202,000
                          Thereafter                  63,000
                                               -------------

                            Total                 $2,168,000
                                                  ==========

NOTE 16: FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of financial assets and financial liabilities at December 31, 2001 and 2000, were as follows:

                                                                   2001                        2000
                                                       ---------------------------   ---------------------------
                                                         Carrying                     Carrying
                                                          Amount        Fair Value     Amount        Fair Value
                                                       ------------     ----------   ------------   ------------
FINANCIAL ASSETS
   Cash and due from banks                             $ 33,212,000     33,212,000   $ 45,415,000   $ 45,415,000
   Interest-earning Time Deposits                         2,850,000      2,850,000        500,000        500,000
   Federal funds sold                                    10,528,000     10,528,000     39,270,000     39,270,000
   Available-for-sale securities                        216,112,000    216,112,000    163,666,000    163,666,000
   Held-to-maturity securities                                    0              0     13,517,000      13,495228
   Loans, net of unearned income                        304,246,000    306,987,000    366,933,000    376,051,000
   Accrued interest receivable                            5,321,000      5,321,000      8,014,000      8,014,000

FINANCIAL LIABILITIES
   Noninterest-bearing demand deposits                 $112,044,000   $112,044,000   $100,795,000   $100,795,000
   Interest-bearing demand deposits                     180,021,000    180,021,000    188,952,000    188,952,000
   Interest-bearing time deposits                       251,965,000    255,257,000    303,224,000    302,932,000
   Fed Funds  Purchased  and  Securities  Sold Under
     Agreement to Repurchase                                151,000        151,000              0              0
   Accrued interest payable                               1,462,000      1,462,000      2,491,000      2,491,000
   Guaranteed  preferred beneficial interests in the
     Company's subordinated debentures                   10,918,000     12,350,000     10,904,000     10,569,000

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

     Fair value for the guaranteed preferred beneficial interests in the Company's subordinated debentures is based on the closing price for the Trust Preferred Securities as quoted on the American Stock Exchange at December 31, 2001 and 2000.

     The carrying amounts for cash and due from banks, interest earning time deposits, federal funds sold, accrued interest receivable, fed funds purchased and securities sold under agreement to repurchase and accrued interest payable approximate the fair values of such assets and liabilities.

     Fair values for the Company's off-balance-sheet instruments, which consist of lending commitments and standby and commercial letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Management believes that the fair value of these off-balance-sheet instruments is not significant.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby or commercial letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company does require collateral or other security to support financial instruments with credit risk. The Company had outstanding loan commitments of approximately $49,302,000 and outstanding financial and performance standby letters of credit of approximately $1,780,000 at December 31, 2001.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and total capital (Tier 1 and Tier
2) to net risk-weighted assets and of Tier 1 capital to adjusted quarterly average assets. At December 31, 2001, the Company and the Bank met all capital adequacy requirements to which they were subject.

     At December 31, 2001, the most recent notifications from the Federal Deposit Insurance Corporation (the "FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Tier 1 capital to net risk-weighted assets, total capital to net risk-weighted assets and Tier 1 capital to adjusted quarterly average assets ratios as set forth in the tables. No other conditions or events have occurred since the most recent notification that management believes have changed either the Company's or the Bank's category.

     The minimum regulatory capital ratios for "well capitalized" bank holding companies and the Company's actual capital amounts and ratios at December 31, 2001 and 2000, were as follows:

                                                             December 31         Minimum      "Well
                                                         --------------------    Capital   Capitalized"
                                                          2001          2000     Ratios       Ratios
                                                         --------    --------   --------   ------------
                                                                     (Dollars in thousands)
Tier 1 capital                                          $ 42,640     $ 45,667
Total capital                                             47,048       49,680
Net risk-weighted assets                                 350,516      316,641
Adjusted quarterly average assets                        608,689      514,958
Capital ratios:
   Tier 1 capital to net risk-weighted assets              12.16%       14.42%   4.00%        6.00%
   Total capital to net risk-weighted assets               13.42        15.69    8.00        10.00
   Tier 1 capital to adjusted quarterly average assets      7.01         8.87    4.00         5.00

     The minimum capital ratios for "well capitalized" banks and the Bank's actual capital ratios at December 31, 2001, were as follows:

                                                         Minimum Ratios for "Well      Actual Ratios at
                                                            Capitalized" Banks        December 31, 2001
                                                         ------------------------     -----------------
Tier 1 capital to net risk-weighted assets                        6.00%                      12.41%
Total capital to net risk-weighted assets                        10.00                       13.67
Tier 1 capital to adjusted quarterly average assets               5.00                        7.15

     At December 31, 2001, retained earnings of the Bank included $0 that was available for payment of dividends to the Company without prior approval of regulatory authorities.

     The Bank is required to maintain a certain average balance with the Federal Reserve Bank. At December 31, 2001, the average balance required to be maintained was $12,168,000.

NOTE 19: PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial statements of the Company, parent only, are presented below:

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                             2001          2000
                                                         -----------   -----------
        Assets:
        Cash                                             $    78,000   $    39,000
        Investment in subsidiaries                        87,919,000    93,609,000
        Other assets                                         658,000     1,089,000
                                                         -----------   -----------

           Total assets                                  $88,655,000   $94,737,000
                                                         ===========   ===========

        Liabilities:
        Accrued interest payable and other liabilities   $ 1,954,000   $ 1,447,000
                                                         -----------   -----------

           Total liabilities                               1,954,000     1,447,000

        Subordinated debentures                           11,320,000    11,306,000
        Stockholder's equity                              75,381,000    81,984,000
                                                         -----------   -----------

           Total liabilities and stockholder's equity    $88,655,000   $94,737,000
                                                         ===========   ===========

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                           CONDENSED INCOME STATEMENTS
 FOR THE YEAR ENDED DECEMBER 31, 2001, THE PERIOD FROM AUGUST 12, 2000, THROUGH
  DECEMBER 31, 2000, THE PERIOD FROM JANUARY 1, 2000, THROUGH AUGUST 11, 2000,
                      AND THE YEAR ENDED DECEMBER 31, 1999

                                                        Year ended       August 12, 2000    January 1, 2000,    Year ended
                                                       December 31,         through,           through         December 31,
                                                          2001           December 31, 2000  August 11, 2000        1999
                                                    -----------------    -----------------  ----------------  -------------
Income:
   Dividends from subsidiaries (see Note 18)         $    734,000            $ 17,000         $ 2,917,000      $1,709,000
   Management fees from subsidiaries                            0                   0              90,000         144,000
   Interest on loan to the ESOP/401(k) Plan                     0                   0               8,000          20,000
   Interest from subsidiaries                                   0                   0               3,000           8,000
   Other income                                             3,000                   0               2,000           0,000
                                                     ------------            --------         -----------      ----------
     Total income                                         737,000              17,000           3,020,000       1,881,000
                                                     ------------            --------         -----------      ----------
Expenses:
   Interest                                             1,153,000             447,000             699,000       1,139,000
   Other expenses                                         266,000             160,000           2,433,000         629,000
                                                     ------------            --------         -----------      ----------
     Total expenses                                     1,419,000             607,000           3,132,000       1,768,000
                                                     ------------            --------         -----------      ----------
       Income (loss) before federal income taxes
         and equity in undistributed earnings of
         subsidiaries                                    (682,000)           (590,000)           (112,000)        113,000
Federal income tax benefit                               (469,000)           (205,000)           (347,000)       (762,000)
                                                     ------------            --------         -----------      ----------
           Income (loss) before equity in
              undistributed earnings of
              subsidiaries                               (213,000)           (385,000)            235,000         875,000
Equity in undistributed earnings (loss) of
   subsidiaries                                        (6,984,000)            620,000          (2,143,000)      1,577,000
                                                     ------------            --------         -----------      ----------

                Net income (loss)                    $ (7,197,000)           $235,000         $(1,908,000)     $2,452,000
                                                     ============            ========         ===========      ==========

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
 FOR THE YEAR ENDED DECEMBER 31, 2001, THE PERIOD FROM AUGUST 12, 2000, THROUGH
  DECEMBER 31, 2000, THE PERIOD FROM JANUARY 1, 2000, THROUGH AUGUST 11, 2000,
                      AND THE YEAR ENDED DECEMBER 31, 1999

                                                   Year ended         August 12, 2000,    January 1, 2000,      Year ended
                                                   December 31,           through         through August        December 31,
                                                       2001           December 31, 2000      11, 2000              1999
                                                ----------------     ------------------  -----------------   ----------------
Cash flows from operating activities:
   Net income (loss)                            $     (7,197,000)    $        235,000    $     (1,908,000)   $      2,452,000
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Deferred federal income tax expense                 536,000                    0                   0             260,000
     Equity in undistributed earnings of
       subsidiaries                                    6,984,000             (620,000)          2,143,000          (1,577,000)
     Decrease (increase) in other assets                  40,000             (188,000)            175,000            (303,000)
     Increase (decrease) in accrued interest
       payable and other liabilities                    (664,000)            (306,000)          1,109,000              49,000
                                                ----------------     ----------------    ----------------    ----------------
         Net cash provided by (used in)
           operating activities                         (301,000)            (879,000)          1,519,000             881,000
                                                ----------------     ----------------    ----------------    ----------------
Cash flows from investing activity:
   Proceeds from repayments of loans made to
     employee stock ownership plan                             0                    0                   0              65,000
                                                ----------------     ----------------    ----------------    ----------------
     Net cash provided by  investing activity                  0                    0                   0              65,000
                                                ----------------     ----------------    ----------------    ----------------
Cash flows from financing activities:
   Advances from State National                        1,000,000                    0                   0                   0
   Payment of cash dividends                            (700,000)            (700,000)           (273,000)           (455,000)
   Other, Net                                             40,000                    0                   0            (669,000)
                                                ----------------     ----------------    ----------------    ----------------
     Net cash provided by (used in) financing
       activities                                        340,000             (700,000)           (273,000)         (1,124,000)
                                                ----------------     ----------------    ----------------    ----------------
Net increase (decrease) in cash and cash
   equivalents                                            39,000           (1,579,000)          1,246,000            (178,000)
Cash and cash equivalents at beginning of
   period                                                 39,000            1,618,000             372,000             550,000
                                                ----------------     ----------------    ----------------    ----------------
     Cash and cash equivalents at end of
       period                                   $         78,000     $         39,000    $      1,618,000    $        372,000
                                                ================     ================    ================    ================

NOTE 20: SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the year ended December 31, 2001, the period from August 12, 2000, through December 31, 2000, the period from January 1, 2000, through August 11, 2000, and the year ended December 31, 1999, is as follows:

                                             Year ended       August 12, 2000,    January 1, 2000,       Year ended
                                            December 31,      through December    through December       December 31,
                                                2001              31, 2000            31, 2000              1999
                                           ---------------    ----------------    ----------------     ---------------
Cash paid during the period for:
   Interest                                $    20,197,000     $    10,091,000     $     6,256,000     $     9,987,000
   Federal income taxes                                  0             325,000             800,000           1,000,000
Noncash investing activities:
   Additions to other real estate and
     other repossessed assets during the
     period through foreclosures           $     1,314,000     $       385,000     $       317,000     $       857,000

QUARTERLY DATA (UNAUDITED)

     The following table presents the unaudited results of operations for the past two years by quarter. See "Note 12: Earnings Per Share" in the Company's Consolidated Financial Statements.

                                                                                2001
                                                 -------------------------------------------------------------------
                                                  First         Second         Third         Fourth
                                                 Quarter        Quarter       Quarter        Quarter        Total
                                                 -------        -------       -------        -------        -----
                                                              (In thousands, except per share amounts)
Interest income                                  $ 11,839      $ 10,345        $ 9,926       $ 9,073        $41,183
Interest expense                                    5,988         5,297          4,446         3,440         19,171
Net interest income                                 5,851         5,048          5,480         5,633         22,012
Provision for loan losses                           1,635         2,930          1,000         5,200         10,765
Income (loss) before federal income taxes          (1,459)       (3,165)          (734)       (5,044)       (10,402)
Net income (loss)                                  (1,077)       (2,172)          (556)       (3,392)        (7,197)

                                                                                  2001
                                                 --------------------------------------------------------------------
                                                                            July 1    August 12
                                                    First      Second      Through     Through      Fourth
                                                   Quarter     Quarter    August 11   September 30  Quarter     Total
                                                   -------     -------    ---------   ------------  ------      -----
                                                              (In thousands, except per share amounts)
Interest income                                    $6,150      $6,241      $2,882       $6,994      $12,730    $34,997
Interest expense                                    2,527       2,608       1,220        3,178        6,074     15,607
Net interest income                                 3,623       3,633       1,662        3,816        6,656     19,390
Provision for loan losses                             110         400       1,150          483          135      2,278
Income (loss) before federal income taxes             746         479      (3,034)         314          418     (1,079)
Net income (loss)                                     493         310      (2,711)         201           34     (1,673)

Basic earnings (loss) per common share
   available to common stockholders                $ 0.22     $  0.14      $(1.20)         N/A          N/A     $(0.84)(1)
Diluted earnings (loss) per common share
   available to common stockholders                  0.22        0.14       (1.20)         N/A          N/A      (0.84)(1)

----------
(1) Earnings per share and dividends per share were calculated for the period from January 1 through August 11, 2000, the date of the Acquisition.

     The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective September 27, 2000, the Company dismissed PricewaterhouseCoopers LLP ("PWC") as its independent accountant and engaged the firm of Ernst & Young LLP ("EY") as the Company's independent accountant to audit the Company's financial statements for the years ending December 31, 2001 and 2000. The Company's Board of Directors recommended and approved the change in the Company's certifying accountants. PWC audited the Company's financial statements for the fiscal year ended December 31, 1999.

     The change in certifying accountants was made by the Company following the acquisition of control of the Company by State National, effective August 11, 2000.

     PWC's reports with respect to the Company's financial statements for the year ended December 31, 1999, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 1999, and from January 1, 2000, through September 27, 2000, there were no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PWC, would have caused it to make reference to the subject matter of the disagreement in any of its reports on the Company's financial statements, except as described in the following paragraph.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The Bylaws of the Company provide that the Board of Directors consists of not fewer than seven nor more than 30 members (exclusive of advisory directors) and that the number of directors, within such limits, is to be determined by resolution of the Board of Directors at any meeting. The Board of Directors has set the Board at nine members (exclusive of advisory directors). Directors serve for one-year terms.

     The tables below set forth for each director:

     -    the name,

     -    age and the principal occupation of each director;

     -    the directorships of public companies, if any, held by each director;
          and

     -    the year he first became a director of the Company.

                              YEAR FIRST
                               BECAME A
                            DIRECTOR OF THE
       NAME AND AGE             COMPANY         PRINCIPAL OCCUPATION DURING THE LAST FIVE YEARS
--------------------------  ---------------   -----------------------------------------------------
Tom C. Nichols (54)              2000         President, Chief Executive Officer and Director of the
                                              Company since 2001; Chief Executive Officer and Chairman
                                              of the Board of State National and the Lubbock Bank
                                              since 1996.

Don E. Cosby (47)                2000         Executive Vice President, Chief Financial Officer and
                                              Director of the Company since 2001; Executive Vice
                                              President, Chief Financial Officer and Director of State
                                              National and the Lubbock Bank since 1996

Rick J. Calhoon (48)             2000         Partner, Pruet Companies (oil and gas)

James A. Cardwell (70)           2000         Chairman and Chief Executive Officer, Petro Stopping
                                              Centers, L.P. (truck stops)

Gary J. Fletcher (55)            2000         Rancher, Salt Fork Ranch

Ronald Simpson (55)              2000         President and Director of the Bank

Ben Stribling (59)               2001         Real Estate Development and Investments

RESIGNATION AND APPOINTMENT OF DIRECTORS AND OFFICERS

     Effective May 15, 2001, Mr. Bryan W. Stephenson, President and Chief Executive Officer, Mr. Randal N. Crosswhite, Chief Financial Officer, and Mr. David D. Kirk each resigned from the Company's Board of Directors as well as from their respective positions as officers of the Company. Effective May 15, 2001, the Company appointed Mr. Tom C. Nichols, Chairman of the Board, to the position of President and Chief Executive Officer, and effective May 31, 2001 Mr. Don E. Cosby, Executive Vice President, was appointed to the position of Chief Financial Officer and Secretary.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors conducts its business through meetings of the Board of Directors and through its committees. In accordance with the Bylaws of the Company, the Board of Directors has established an Audit Committee. During 2001, the Board of Directors held four regular meetings and the Audit Committee held four meetings. Each director attended at least 75% of the total number of meetings of the Board of Directors and the committees on which he served.

     AUDIT COMMITTEE. The Audit Committee recommends to the Board of Directors the appointment and discharge of the Company's independent auditors; reviews the completed audit with the independent auditors regarding the conduct of the audit, accounting adjustments, recommendations for improving internal controls and any other significant findings during the audit; meets periodically with management; monitors accounting and financial controls; and initiates and supervises special investigations. Members of the Audit Committee during 2001 consist of Rick J. Calhoon, James A. Cardwell, Gary J. Fletcher and Ben Stribling.

EXECUTIVE OFFICERS

     The table below sets forth at the date of this report the name, age, current positions with the Company, principal occupation during the last five years of each principal executive officer of the Company and the year he first became an executive officer of the Company:

                                                              EXECUTIVE OFFICER
                                   CURRENT POSITION WITH THE   OF THE COMPANY      PRINCIPAL OCCUPATION DURING LAST
         NAME AND AGE                 COMPANY OR THE BANK      COMPANY SINCE                FIVE YEARS
------------------------------   ---------------------------  -----------------     -------------------------------
Tom C. Nichols (54)              President, Chief Executive            2000         Chairman of the Board and Chief
                                 Officer, and Chairman of the                       Executive Officer of State
                                 Board of the Company and                           National and the Lubbock Bank
                                 Chief Executive Officer and
                                 Chairman of the Board  of
                                 the Bank

Don E. Cosby (47)                Executive Vice President,             2000         Executive Vice President, Chief
                                 Chief Financial Officer and                        Financial Officer, and Director
                                 Director of the Company and                        of State National and the
                                 of the Bank Lubbock Bank

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Officers, directors and beneficial owners of more than ten percent of the Common Stock must file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and AMEX pursuant to
Section 16(a). In August 2000, State National acquired 100% of the common stock of the Company in a cash merger. Because the Company is wholly owned by State National, none of these individuals beneficially has owned any securities of the Company at any time since their respective appointments.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     As the compensation of the Company's executive officers (including those who are employed by the Company's direct and indirect subsidiaries) are allocated between the Company and State National, cash compensation paid by the Company to the executive officers did not exceed $100,000 during the fiscal year ended December 31, 2001.

                                                                                                      LONG-TERM
                                                                                                    COMPENSATION
                                                                                                       AWARDS
                                                                                    OTHER ANNUAL    -------------
                                                            ANNUAL COMPENSATION     COMPENSATION      SECURITIES
                                                           --------------------     ------------      UNDERLYING
       NAME AND PRINCIPAL POSITION          FISCAL YEAR    SALARY       BONUS ($)      ($)(1)          OPTIONS
--------------------------------------      ----------- ------------  ------------   ------------   ------------
Tom C. Nichols                                  2001    $     66,000  $          0   $      3,000   $          0
PRESIDENT, CHIEF EXECUTIVE OFFICER,             2000          28,000             0              0              0
CHAIRMAN OF THE BOARD AND DIRECTOR OF
THE COMPANY

----------
(1)   Constitutes automobile allowance and other benefits.

STOCK OPTION GRANTS/EXERCISES IN FISCAL 2001

     No stock options to acquire shares of the Company's Common Stock were granted to, or exercised by, the Chief Executive Officer or any other executive officers of the Company during fiscal 2001. The Company has never granted stock appreciation rights.

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

     The Acquisition of the Company by State National constituted a change in control of the Company and triggered the provisions of certain of these retention agreements. Pursuant to the terms of the Key Employee retention agreements, the following named executive officers received payment of the specific retention benefit detailed below:

                                            Aggregate     Received to
                                             Payment          Date
                                            ---------     ----------
          Bryan W. Stephenson                $352,000       $352,000
          Randal N. Crosswhite                210,000        210,000
          Michael D. Jarrett                  113,000        113,000
          James G. Fitzhugh                    92,000         92,000

     To date, all payments have been made to the above-mentioned Key Employees and the retention agreements described above have terminated. The Company has no further obligation to any key employee pursuant to any employee retention agreement.

DIRECTOR COMPENSATION

     During the period from January 1, 2000, through August 16, 2000, each non-employee director and advisory director was paid $250 for each regular directors' meeting of the Company attended and $100 for each meeting of the Executive Committee and Audit Committee attended. No fees have been paid by the Company to any director of the Company subsequent to the Acquisition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

     All of the common stock of the Company is owned indirectly by State National. Accordingly, none of the directors or executive officers of the Company has owned any shares of Common Stock since the Company's acquisition of State National was completed on August 11, 2000. In addition, none of the directors or executive officers of the Company own any derivative securities with respect to the Company's common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following entity is known by the Company to own beneficially more than five percent of the Company's Common Stock on March 5, 2002.

                                                               NUMBER OF         PERCENT OF
                           NAME AND ADDRESS                    SHARES(1)          CLASS (2)
          ----------------------------------------------       ---------         ----------
          State National Bancshares of Delaware, Inc., a       2,273,647            100%
            wholly owned subsidiary of State National
            Bancshares, Inc.
          1617 Broadway
          Lubbock, Texas 79401

----------
(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.
(2) The percentage of Common Stock indicated is based on 2,273,647 shares of Common Stock outstanding on March 5, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

     LOAN TRANSACTIONS. The Bank had, during the period from January 1, 2001, to March 5, 2002, and expects to have in the future, loan transactions with directors of the Company and the Bank and their respective associates, which includes any immediate family member or any corporation or firm of which such person is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities or any trusts of which such person serves as trustee or in which he or she has a substantial beneficial interest. These loan transactions have been made in the ordinary course of the Bank's business and have been and will continue to be on substantially the same terms, including interest rates, collateral and repayment, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. All loans made to directors and nominees for director of the Company and their respective associates are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978.

     LUBBOCK BANK. On February 28, 2001, State National-- Delaware, the owner of all of the common stock of the Company, contributed to the Company, and the Company in turn contributed to Independent Financial, all of the capital stock of the Lubbock Bank. On March 9, 2001, the Abilene Bank was merged with and into the Lubbock Bank. The Lubbock Bank continued as the surviving entity in the merger. The result of the transaction was that the Bank was merged into the Lubbock Bank, which became an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the transactions, the Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National. The merger was accounted for similar to a pooling of interests. See "Item 1. Business--Reorganizations."

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of Report.

          1.   Financial Statements

          The following Consolidated Financial Statements of the Company are included in PART II of this report:

                                                                                             PAGE REFERENCE TO
                                                                                              ANNUAL REPORT ON
                                        ITEM                                                      FORM 10-K
           ----------------------------------------------------------------------------      -----------------
           Report of Ernst & Young, LLP, Independent Auditors                                        42

           Report of PricewaterhouseCoopers LLP, Independent Accountants                             43

           Consolidated Balance Sheets as of December 31, 2001 and 2000                              44

           Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for
             the year ended December 31, 2001, the period from August 12, 2000, through
             December 31, 2000, the period from January 1, 2000, through August 11,
             2000, and the year ended December 31, 1999                                              45

           Consolidated Statements of Changes in Stockholder's Equity for the year ended
             December 31, 2001, the period from August 12, 2000, through December 31,
             2000, the period from January 1, 2000, through August 11, 2000, and the
             year ended December 31, 1999                                                            46

           Consolidated Statements of Cash Flows for the year ended December 31, 2001, the period from August 12, 2000, through December 31, 2000, the period from
             January 1, 2000, through August 11, 2000, and the year ended December 31,
             1999                                                                                    47

           Notes to Consolidated Financial Statements                                                48

           Quarterly Data (unaudited)                                                                66

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

          NO.    DESCRIPTION
          ---    -----------
          3.1    Restated Articles of Incorporation of Independent Bankshares,
                 Inc. (Exhibit 3.1 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 2000).

          3.2 Articles of Amendment to the Articles of Incorporation of Independent Bankshares, Inc. (Exhibit 3.2 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000).

          3.3    Restated Bylaws of Independent Bankshares, Inc., as amended
                 (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDEPENDENT BANKSHARES, INC.

                                       By: /s/ Tom C. Nichols
                                           -------------------------------------
                                           Tom C. Nichols,
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                           CHAIRMAN OF THE BOARD AND DIRECTOR
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                       By: /s/ Don E. Cosby
                                           -------------------------------------
                                           Don E. Cosby,
                                           EXECUTIVE VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER AND DIRECTOR
                                           (PRINCIPAL FINANCIAL OFFICER)

Date: March 5, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE                          TITLE                        DATE
        -----------------------------------       --------------------------        -------------
                  /s/ Tom C. Nichols              President, Chief Executive        March 5, 2002
           --------------------------------       Officer, Chairman of the
                        Tom C. Nichols            Board and Director

                  /s/ Don E. Cosby                Executive Vice President,         March 5, 2002
           --------------------------------       Chief Financial Officer,
                        Don E. Cosby              and Director

                  /s/ Rick J. Calhoon             Director                          March 5, 2002
           --------------------------------
                        Rick J. Calhoon

                  /s/ James A. Cardwell           Director                          March 5, 2002
           --------------------------------
                        James A. Cardwell

                  /s/ Gary J. Fletcher            Director                          March 5, 2002
           --------------------------------
                        Gary J. Fletcher

                  /s/ Ronald Simpson              Director                          March 5, 2002
           --------------------------------
                        Ronald Simpson

                  /s/ Ben Stribling               Director                          March 5, 2002
           --------------------------------
                       Ben Stribling