Form 10-Q
period 2002-03-31
INDEPENDENT BANKSHARES INC
filed 2002-05-10
CIK 318870

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 0-10196

                          INDEPENDENT BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 Texas                                75-1717279
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

             1617 Broadway
             Lubbock, Texas                              79408
(Address of principal executive offices)              (Zip Code)
                                 (806) 749-1850
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES /X/ NO / /

              Indicate the number of shares outstanding of each of
             the issuer's classes of common stock at March 31, 2002.

                 Class: Common Stock, par value $0.25 per share
                 Outstanding at March 31, 2002: 2,273,674 shares

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                     MARCH 31,         DECEMBER 31,
                                                                                  ---------------   ----------------
                                                                                       2002               2001
                                                                                  ---------------   ----------------
ASSETS
Cash and Cash Equivalents:
   Cash and Due from Banks                                                        $    25,510,000   $    33,212,000
   Interest-earning Time Deposits in Other Banks                                          226,000         2,850,000
   Federal Funds Sold                                                                  10,507,000        10,528,000
                                                                                  ---------------   ---------------
     Total Cash and Cash Equivalents                                                   36,243,000        46,590,000
                                                                                  ---------------   ---------------
Securities:
   Available-for-sale                                                                 226,428,000       216,112,000
                                                                                  ---------------   ---------------
     Total Securities                                                                 226,428,000       216,112,000
                                                                                  ---------------   ---------------
Loans:
   Total Loans                                                                        276,202,000       304,270,000
   Less:
     Unearned Income on Installment Loans                                                  17,000            24,000
     Allowance for Loan Losses                                                          7,547,000         6,525,000
                                                                                  ---------------   ---------------
       Net Loans                                                                      268,638,000       297,721,000
                                                                                  ---------------   ---------------
Intangible Assets                                                                      27,716,000        43,719,000
Premises and Equipment                                                                 15,055,000        15,380,000
Accrued Interest Receivable                                                             4,538,000         5,321,000
Other Real Estate and Other Repossessed Assets                                            819,000           691,000
Other Assets                                                                           11,778,000        11,849,000
                                                                                  ---------------   ---------------
         Total Assets                                                             $   591,215,000   $   637,383,000
                                                                                  ===============   ===============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Deposits:
   Noninterest-bearing Demand Deposits                                            $    98,694,000   $   112,044,000
   Interest-bearing Demand Deposits                                                   188,520,000       180,021,000
   Interest-bearing Time Deposits                                                     226,651,000       251,965,000
                                                                                  ---------------   ---------------
     Total Deposits                                                                   513,865,000       544,030,000
Federal Funds Purchased and Securities Sold under Agreements to Repurchase                194,000           151,000
Accrued Interest Payable                                                                  952,000         1,462,000
Other Liabilities                                                                       5,561,000         5,441,000
                                                                                  ---------------   ---------------
       Total Liabilities                                                              520,572,000       551,084,000
                                                                                  ---------------   ---------------
Guaranteed Preferred Beneficial Interests in the Company's Subordinated
  Debentures                                                                           10,922,000        10,918,000
                                                                                  ---------------   ---------------
Stockholder's Equity:
Common Stock                                                                              568,000           568,000
Additional Paid-in Capital                                                             80,066,000        80,071,000
Retained Earnings (Deficit)                                                           (23,075,000)       (8,280,000)
Unrealized Gain on Available-for-sale Securities                                        2,162,000         3,022,000
                                                                                  ---------------   ---------------
     Total Stockholder's Equity                                                        59,721,000        75,381,000
                                                                                  ---------------   ---------------
       Total Liabilities and Stockholder's Equity                                 $   591,215,000   $   637,383,000
                                                                                  ===============   ===============

          See Accompanying Notes to Consolidated Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     QUARTERS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                      QUARTER ENDED MARCH 31
                                                                                  ---------------------------------
                                                                                       2002              2001
                                                                                  ---------------   ---------------
Interest Income:
   Interest and Fees on Loans                                                     $     5,285,000   $     8,019,000
   Interest on Securities                                                               2,899,000         2,962,000
   Interest on Deposits in Other Banks                                                     19,000             7,000
   Interest on Federal Funds Sold                                                          87,000           851,000
                                                                                  ---------------   ---------------
     Total Interest Income                                                              8,290,000        11,839,000
                                                                                  ---------------   ---------------
Interest Expense:
   Interest on Deposits                                                                 2,526,000         5,987,000
   Interest on Federal Funds Purchased and Securities Sold under
      Agreements to Repurchase                                                              1,000             1,000
                                                                                  ---------------   ---------------
       Total Interest Expense                                                           2,527,000         5,988,000
                                                                                  ---------------   ---------------
         Net Interest Income                                                            5,763,000         5,851,000
   Provision for Loan Losses                                                              185,000         1,635,000
                                                                                  ---------------   ---------------
         Net Interest Income After Provision for Loan Losses                            5,578,000         4,216,000
                                                                                  ---------------   ---------------
Noninterest Income:
   Service Charges                                                                        928,000           874,000
   Trust Fees                                                                             129,000           148,000
   Other Income                                                                           461,000           248,000
                                                                                  ---------------   ---------------
     Total Noninterest Income                                                           1,518,000         1,270,000
                                                                                  ---------------   ---------------
Noninterest Expenses:
   Salaries and Employee Benefits                                                       2,481,000         2,865,000
   Amortization of Intangible Assets                                                      472,000         1,022,000
   Net Occupancy Expense                                                                  476,000           465,000
   Equipment Expense                                                                      465,000           459,000
   Professional Fees                                                                      182,000           293,000
   Distributions on Guaranteed Preferred Beneficial Interests in the Company's
     Subordinated Debentures                                                              280,000           280,000
   Communication Expense                                                                  213,000           219,000
   Stationery, Printing and Supplies Expense                                              135,000           187,000
   Data Processing Expense                                                                161,000           184,000
   Advertising and Business Development Expense                                            85,000           140,000
   Net Costs (Revenues) Applicable to Other Real Estate and Other Repossessed
    Assets                                                                                 15,000           (21,000)
   Merger-related Expense                                                                       0            51,000
   Other Expenses                                                                         813,000           801,000
                                                                                  ---------------   ---------------
       Total Noninterest Expenses                                                       5,778,000         6,945,000
                                                                                  ---------------   ---------------
           Income (Loss) Before Federal Income Taxes and Cumulative Effect of
             a Change in Accounting Principle                                           1,318,000        (1,459,000)
   Federal Income Tax Expense (Benefit)                                                   472,000          (382,000)
                                                                                  ---------------   ---------------
           Income (Loss) Before Cumulative Effect of a Change in Accounting
             Principle                                                                    846,000        (1,077,000)
   Cumulative Effect of a Change in Accounting Principle                               15,642,000                 0
                                                                                  ---------------   ---------------
           Net Loss                                                                   (14,796,000)       (1,077,000)

Other Comprehensive Income, Net of Taxes:
   Unrealized Holding Gains (Loss) on Available-for-sale Securities Arising
     During the Period                                                                   (860,000)        1,104,000
                                                                                  ---------------   ---------------
           Comprehensive Income (Loss)                                            $   (15,656,000)  $        27,000
                                                                                  ===============   ===============

Net Loss                                                                          $   (14,796,000)  $    (1,077,000)
   Add Back Goodwill Amortization                                                               0           456,000
                                                                                  ---------------   ---------------
           Adjusted Net Loss                                                      $   (14,796,000)  $      (621,000)
                                                                                  ===============   ===============

          See Accompanying Notes to Consolidated Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                         QUARTER ENDED MARCH 31,
                                                                                  ---------------------------------
                                                                                       2002                2001
                                                                                  ---------------   ---------------
Cash Flows from Operating Activities:
     Net Loss                                                                     $   (14,796,000)  $    (1,077,000)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in)
  Operating Activities:
     Depreciation and Amortization                                                        974,000         1,382,000
     Provision for Loan Losses                                                            185,000         1,635,000
     Cumulative Effect of a Change in Accounting Principle                             15,642,000                 0
     Net (Gain) Loss on Sales of Premises and Equipment                                     2,000           (12,000)
     Writedown of Premises and Equipment                                                   14,000                 0
     Net Gains on Sales of Other Real Estate and Other Repossessed Assets                  (2,000)          (30,000)
     Writedown of Other Real Estate and Other Repossessed Assets                            2,000             3,000
     Decrease in Accrued Interest Receivable                                              783,000         1,902,000
     Decrease (Increase) in Other Assets                                                  (42,000)        1,132,000
     Decrease in Accrued Interest Payable                                                (510,000)         (133,000)
     Increase (Decrease) in Other Liabilities                                             564,000        (4,893,000)
                                                                                  ---------------   ---------------
         Net Cash Provided by (Used in) Operating Activities                            2,816,000           (91,000)
                                                                                  ---------------   ---------------

Cash Flows from Investing Activities:
     Proceeds from Maturities of Available-for-sale Securities                         14,411,000        27,878,000
     Purchases of Available-for-sale Securities                                       (26,153,000)      (72,364,000)
     Purchase of Bank Owned Life Insurance                                                      0       (10,000,000)
     Net Decrease in Loans                                                             28,678,000        23,055,000
     Proceeds from Sales of Premises and Equipment                                         28,000           251,000
     Additions to Premises and Equipment                                                  (93,000)         (770,000)
     Proceeds from Sales of Other Real Estate and Other Repossessed Assets                 88,000           261,000
                                                                                  ---------------   ---------------
         Net Cash Provided by (Used in) Investing Activities                           16,959,000       (31,689,000)
                                                                                  ---------------   ---------------

Cash Flows from Financing Activities:
     Decrease in Deposits                                                             (30,165,000)       (5,424,000)
     Increase in Federal Funds Purchased and Securities Sold under Agreements
       to Repurchase                                                                       43,000            74,000
     Advances from Parent Company                                                               0           900,000
     Payment of Cash Dividends                                                                  0          (700,000)
                                                                                  ---------------   ---------------
         Net Cash Used in Financing Activities                                        (30,122,000)       (5,150,000)
                                                                                  ---------------   ---------------
Net Decrease in Cash and Cash Equivalents                                             (10,347,000)      (36,930,000)
Cash and Cash Equivalents at Beginning of Period                                       46,590,000        85,185,000
                                                                                  ---------------   ---------------

Cash and Cash Equivalents at End of Period                                        $    36,243,000   $    48,255,000
                                                                                  ===============   ===============

Noncash Investing Activities:
   Additions to Other Real Estate and Other Repossessed Assets through
     Foreclosures                                                                 $       236,000   $       500,000

          See Accompanying Notes to Consolidated Financial Statements.

                          INDEPENDENT BANKSHARES, INC.
          A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     For information regarding significant accounting policies, reference is made to Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended.

     The accompanying financial statements reflect all adjustments necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal, recurring nature.

(2)  BANK MERGERS

     On February 28, 2001, State National Bancshares, Inc. ("State National"), the Company's sole shareholder, contributed its ownership interest in State National Bank of West Texas, Lubbock, Texas (the "Lubbock Bank"), an indirect wholly owned subsidiary of State National, to the Company. The Company, in turn, contributed to Independent Financial Corp., a Delaware subsidiary of the Company, all of the capital stock of the Lubbock Bank. On March 9, 2001, State National Bank of West Texas, Abilene, Texas (the "Abilene Bank"), an indirect wholly owned subsidiary of the Company, was merged (the "Lubbock Merger") with and into the Lubbock Bank. The Lubbock Bank continued as the surviving entity in the Lubbock Merger (the "Bank") and is an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the Lubbock Merger, the Abilene Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National. The Lubbock Merger was accounted for similar to a pooling of interests. As a result of the Lubbock Merger, the balance sheet and results of operations of the Lubbock Bank have been included in the Company's consolidated financial statements since August 11, 2000, the date of the acquisition of the Company by State National. At August 11, 2000, the Lubbock Bank had total assets of $210,409,000, total deposits of $190,828,000, total loans of $121,130,000 and stockholder's equity of $18,405,000.

(3)  ACCUMULATED OTHER COMPREHENSIVE INCOME

     An analysis of accumulated other comprehensive income for the quarter ended March 31, 2002, is as follows:

                                                     Unrealized Gain (Loss) on
                                                   Available-for-sale Securities
                                                   -----------------------------
                                                           Quarter Ended
                                                   -----------------------------
                                                             March 31,
                                                   -----------------------------
                                                         2002            2001
                                                   ------------     ------------
                                                          (In thousands)
         Balance, beginning of period              $      3,022     $      1,618
         Current period change                             (860)           1,104
                                                   ------------     ------------
            Balance, at March 31                   $      2,162     $      2,722
                                                   ============     ============

(4)  ADOPTION OF ACCOUNTING STANDARDS

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

     The Company adopted Statement 142 on January 1, 2002. The application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income before cumulative effect of a change in accounting principle of $433,000 pre tax for the first quarter of 2002 and $1,730,000 pre tax for the year ended 2002. The company tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The result of the two-step process was an impairment of $15,642,000, related to the acquisition of Independent Bankshares, Inc., which was recognized in the first quarter of 2002. This impairment is reflected as a cumulative effect of a change in accounting principle on the income statement dated March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO INDEPENDENT BANKSHARES, INC. (THE "COMPANY", AND AT OR PRIOR TO THE DATE OF THE ACQUISITION, "IBK") AND ITS SUBSIDIARIES THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE INTENDED TO BE COVERED BY THE SAFE-HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND WE ARE INCLUDING THIS STATEMENT FOR PURPOSES OF INVOKING THOSE SAFE HARBOR PROVISIONS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATION, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS NATIONALLY AND WITHIN THE STATE OF TEXAS, CUSTOMER RELATIONS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, NONPERFORMING ASSET LEVELS, LOAN CONCENTRATIONS, CHANGES IN INDUSTRY PRACTICES, ACTS OF TERRORISM AND WAR, ONE TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

THE COMPANY

     The Company is a bank holding company headquartered in Lubbock, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas ("State National"). At March 31, 2002, the Company owned all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owned, through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of State National Bank of West Texas, Lubbock, Texas (the "Bank"). At March 31, 2002, the Bank operated full-service banking locations in the Texas cities of Abilene (five locations), Azle (two locations), Bangs, Big Spring, Lubbock (3 locations), Odessa (two locations), Plainview, San Angelo, Stamford, Trent and Winters.

RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis presents the more significant factors affecting the Company's financial condition at March 31, 2002 and December 31, 2001 and results of operations for each of the quarters ended March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

NET INCOME

     Net loss for the quarter ended March 31, 2002, amounted to $14,796,000, compared to net loss of $1,077,000 for the quarter ended March 31, 2001. The loss was primarily due to a $15,642,000 impairment recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle, related to the adoption of Statement of Accounting Standards, No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). The net income before cumulative effect of a change in accounting principle for the quarter ended March 31, 2002 was $846,000, compared to the net loss before cumulative effect of a change in accounting principle for the quarter ended March 31, 2001 of $1,077,000. The increase in income before cumulative effect of a change in accounting principle was primarily due to the smaller provision for loan loss recorded in the first quarter of 2002 as compared to the first quarter of 2001 and the discontinuation of goodwill amortization beginning January 1, 2002 due to the adoption of FAS 142.

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

     Net interest income amounted to $5,763,000 for the first quarter of 2002, a decrease of $88,000, or 1.5%, from the first quarter of 2001. Net interest income for the first quarter of 2001 was $5,851,000. Though net interest income at March 31, 2002 decreased slightly from March 31, 2001, the net interest margin on a fully taxable-equivalent basis increased from 3.98% for the first quarter of 2001, to 4.41% for the first quarter of 2002. The dramatic decreases in the prime interest rate during 2001 began in January 2001. During this period, in which the prime interest rate decreased from 9.0% to 8.0%, interest earning assets were repricing faster than interest bearing liabilities, thereby pulling the net interest margin at March 31, 2001 down. During the period ended March 31, 2002, there have been no reductions to the prime interest rate. This allowed the repricing lag effect of interest bearing liabilities to be reduced and creates an upward trend in the net interest margin from March 31, 2001 to March 31, 2002.

     At March 31, 2002, approximately $130,372,000 or 47.2%, of the Company's total loans, net of unearned income, were loans with floating interest rates. Approximately 53.5% of loans, excluding loans to individuals, which are almost exclusively fixed rate in nature, were loans with floating interest rates thereby subjecting 53.5% of total loans, excluding loans to individuals, to rapidly declining interest rates. In addition, total loans, net of discount, decreased $67,014,000 since March 31, 2001. The declining interest rates were the primary cause of the decrease in loan yields from 9.02% at March 31, 2001 to 7.34% at March 31, 2002.

     Security yields decreased from 6.93% at March 31, 2001 to 5.53% at March 31, 2002. This decrease was primarily caused by declines in the bond market during the period ended March 31, 2002.

     Average overall rates paid for various types of certificates of deposit decreased from March 31, 2001, to March 31, 2002. For example, the average rate paid for certificates of deposit less than $100,000 decreased from 5.95% for the first quarter of 2001 to 3.46% for the first quarter of 2002, while the average rate paid by the Company for certificates of deposit of $100,000 or more also decreased from 6.19% during the first quarter of 2001 to 3.65% during the first quarter of 2002. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, decreased from an average of 2.71% during the first quarter of 2001 to an average of 0.91% during the first quarter of 2002. These decreases were primarily caused by the rapidly declining interest rate environment, which existed during the time period from March 31, 2001 to March 31, 2000. These changes caused the Company's overall cost of interest-bearing deposits to decrease from 4.80% for the first three months of 2001 to 2.36% for the first three months of 2002.

     The following table presents the average balance sheets of the Company for the quarters ended March 31, 2002 and 2001, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

                                                                                 Quarter Ended March 31,
                                                   --------------------------------------------------------------------------------
                                                                       2002                                    2001
                                                   ----------------------------------------   -------------------------------------
                                                                     Interest                                  Interest
                                                      Average        Income/       Yield/        Average       Income/      Yield/
                                                      Balance        Expense        Rate         Balance       Expense       Rate
                                                   -------------   -----------   ----------   -------------   -----------   -------
                                                                                 (Dollars in thousands)
ASSETS
Interest-earning assets:
   Loans, net of unearned income (1)               $     288,040   $     5,285         7.34%  $     355,571   $     8,019      9.02%
   Securities (2)                                        212,715         2,943         5.53%        173,957         3,013      6.93%
   Interest-earning time deposits in other banks           4,061            19         1.87%            502             7      5.58%
   Federal funds sold                                     22,416            87         1.55%         62,525           851      5.44%
                                                   -------------   -----------   ----------   -------------   -----------   -------
     Total interest-earning assets                       527,232         8,334         6.32%        592,555        11,890      8.03%
                                                   -------------   -----------   ----------   -------------   -----------   -------
Noninterest-earning assets:
   Cash and due from banks                                29,261                                     35,888
   Intangible assets                                      43,279                                     48,500
   Premises and equipment                                 15,256                                     15,870
   Accrued interest receivable and other assets           17,204                                     12,229
   Allowance for possible loan losses                     (7,207)                                    (7,538)
                                                   -------------                              -------------
     Total noninterest-earning assets                     97,793                                    104,949
                                                   -------------                              -------------

           Total assets                            $     625,025                              $     697,504
                                                   =============                              =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
   Interest-bearing, savings and money market
     deposits                                      $     190,970   $       436         0.91%  $     186,976   $     1,269      2.71%
   Time deposits                                         237,229         2,090         3.52%        312,301         4,718      6.04%
   Federal funds purchased and securities sold
     under agreements to repurchase                          253             1         1.58%             76             1      5.26%
                                                   -------------   -----------   ----------   -------------   -----------   -------
       Total interest-bearing liabilities                428,452         2,527         2.36%        499,353         5,988      4.80%
                                                   -------------   -----------   ----------   -------------   -----------   -------
Noninterest-bearing liabilities:
   Demand deposits                                       103,482                                     95,214
   Accrued interest payable and other
     liabilities                                           6,661                                     10,159
                                                   -------------                              -------------
       Total noninterest-bearing liabilities             110,143                                    105,373
                                                   -------------                              -------------
           Total liabilities                             538,595                                    604,726
Guaranteed preferred beneficial interests in
  the Company's subordinated debentures                   10,922                                     10,905
Stockholder's equity                                      75,508                                     81,873
                                                   -------------                              -------------
           Total liabilities and stockholder's
             equity                                $     625,025                              $     697,504
                                                   =============                              =============
Tax-equivalent net interest income                                 $     5,807                                $     5,902
                                                                   ===========                                ===========
Interest rate spread (3)                                                               3.96%                                   3.23%
                                                                                 ==========                                 =======
Net interest margin (4)                                                                4.41%                                   3.98%
                                                                                 ==========                                 =======

----------
(1) Nonaccrual loans are included in the Average Balance columns, and income recognized on these loans, if any, is included in the Interest Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(2) Nontaxable interest income on securities was adjusted to a taxable yield assuming a tax rate of 34%.
(3) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

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

                                                                             March 31, 2002 vs. 2001
                                                                 ------------------------------------------
                                                                   Increase (Decrease) Due to Changes in
                                                                 ------------------------------------------
                                                                    Volume          Rate           Total
                                                                 ------------   ------------   ------------
                                                                              (Dollars in thousands)
       Interest-earning assets:
          Loans, net of unearned income (1)                      $     (1,523)  $     (1,211)  $     (2,734)
          Securities (2)                                                  671           (741)           (70)
          Interest-earning time deposits in other banks                    50            (38)            12
          Federal funds sold                                             (546)          (218)          (764)
                                                                 ------------   ------------   ------------
              Total interest income                                    (1,348)        (2,208)        (3,556)
                                                                 ------------   ------------   ------------
       Interest-bearing liabilities:
          Deposits:
            Savings and money market deposits                              27           (860)          (833)
            Time deposits                                              (1,134)        (1,494)        (2,628)
            Federal funds purchased and securities sold
              under agreements to repurchase                                2             (2)             0
                                                                 ------------   ------------   ------------
                 Total interest expense                                (1,105)        (2,356)        (3,461)
                                                                 ------------   ------------   ------------
       Increase (decrease) in net interest income                $       (243)  $        148   $        (95)
                                                                 ============   ============   ============

----------
(1) Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.
(2) Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

     The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company; expectations of economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provision for loan losses made for the quarter ended March 31, 2002 was $185,000, compared to $1,635,000 for the quarter ended March 31, 2001. The substantially larger provision in the first quarter of 2001 was due to the deterioration, discovered in the first quarter of 2001, of the Bank's collateral position on two particular large borrowing relationships, which relationships existed at the date of Acquisition of the Company by State National.

NONINTEREST INCOME

     Total noninterest income increased $248,000, or 19.5%, from $1,270,000 during the first quarter of 2001 to $1,518,000 during the first quarter of 2002.

     Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $874,000 during the first three months of 2001 to $928,000 during the first three months of 2002, a $54,000, or 6.2%, increase. The increase in service charges on deposit accounts was primarily due to management emphasis placed on full collection of returned check fees in 2002.

     Trust fees from the operation of the trust department of the Bank decreased $19,000, or 12.8%, from $148,000 during the first three months of 2001 to $129,000 during the same period in 2002. The decrease is primarily a result of non-recurring income recorded in the first quarter of 2001.

     Other income is the sum of several components of noninterest income including other customer service fees, brokerage service fees, credit and debit card income, safe deposit box rental income and other sources of miscellaneous income. Other income increased $213,000, or 85.9%, from $248,000 during the first quarter of 2001 to $461,000 during the first quarter of 2002. The increase in 2002 is primarily due to income generated from the Bank Owned Life Insurance, which was purchased in March 2001. The period ended March 31, 2001 includes one month of income and the period ended March 31, 2002 includes three months of income. The increase in 2002 is also due to an increase in Mortgage income. The Bank had limited involvement in this market in early 2001 and, beginning in late 2001, began to increase the level of participation in this market.

NONINTEREST EXPENSES

     Total noninterest expenses decreased $1,167,000, or 16.8%, from $6,945,000 during the first quarter of 2001 to $5,778,000 during the first quarter of 2002.

     Salaries and employee benefits, the largest single component of non-interest expense, decreased $384,000, or 13.4%, from $2,865,000 for the first quarter of 2001 to $2,481,000 for the corresponding period of 2002. The decrease was primarily a result of efficiencies created after the completion of the Acquisition of the Company by State National and the Lubbock Merger.

     Amortization of intangible assets decreased $550,000, or 53.8%, from $1,022,000 for the first quarter of 2001 to $472,000 for the first quarter of 2002. The majority of the decrease is due to the adoption FAS 142. This statement of accounting standard requires that goodwill no longer be amortized beginning January 1, 2002. The balance of intangible amortization expense at March 31, 2001 included $456,000 of amortization related goodwill. The remainder of the decrease is due to the overall decrease in core deposit intangible amortization expense. As core deposit intangibles are amortized using an accelerated method, the amortization expense will decrease each year over the first half of the life of the core deposit intangible balances.

     Net occupancy expense was $476,000 for the first three months of 2002, an increase of $11,000, or 2.4%, from the $465,000 in expense recorded during the first three months of 2001. The increase was primarily a result of additional facility maintenance expenses incurred in the three month period ended March 31, 2002.

     Equipment expense increased from $459,000 for the first quarter of 2001 to $465,000 for the corresponding period in 2002, representing an increase of $6,000, or 1.3%. The increase was due primarily to increases in furniture and equipment depreciation.

     Professional fees, which include legal, accounting and other professional fees, decreased $111,000, or 37.9%, from $293,000 during the first quarter of 2001 to $182,000 during the same period of 2002, due primarily to an increase in accounting fees in the first quarter of 2001 associated with various regulatory filings that were required as a result of the Lubbock Merger.

     Distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures totaled $280,000 for the first quarter of 2001 and $280,000 for the first quarter of 2002.

     Communication expense decreased $6,000, or 2.7%, from $219,000 for the first quarter of 2001 to $213,000 for the first quarter of 2002. The decrease is primarily due to efficiencies created over time, after the completion of the Lubbock Merger and the Acquisition of the Company by State National.

     Stationery, printing and supplies expense decreased $52,000, or 27.8%, from $187,000 for the first three months of 2001 to $135,000 for the first three months of 2002. The decrease is primarily due to efficiencies created over time, after the completion of the Lubbock Merger and the Acquisition of the Company by State National.

     Data processing expense decreased $23,000, or 12.5%, from $184,000 for the first quarter of 2001 to $161,000 for the first quarter of 2002. The decrease is primarily due to efficiencies created over time, after the completion of the Lubbock Merger and the Acquisition of the Company by State National.

     Advertising and business development expense decreased $55,000, or 39.3%, from $140,000 during the first quarter of 2001 to $85,000 during the first quarter of 2002 due primarily to the fact that after the Acquisition and Lubbock Merger, additional advertising was necessary to publicize the events in the first quarter of 2001 which was no longer needed during the first quarter of 2002.

     Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $15,000 during the first quarter of 2002 and net revenues of $21,000 during the first quarter of 2001. The net revenue recorded during the first quarter of 2001 was a result of a gain of approximately $30,000 on the sale of other real estate during that time period.

     Merger-related expense decreased from $51,000 during the first quarter of 2001 to $0 during the first quarter of 2002. The merger-related expenses in the first quarter 2001 were related to the Lubbock Merger.

     Other noninterest expense includes, among many other items, postage, loan and collection expenses, armored car and courier fees, travel, insurance, ATM transaction expenses, regulatory examinations, franchise taxes, dues and subscriptions, Federal Deposit Insurance Corporation ("FDIC") insurance expense and directors' fees. These expenses increased $12,000, or 1.5%, from $801,000 for the first quarter of 2001 to $813,000 for the first quarter of 2002.

FEDERAL INCOME TAXES

     The Company recorded federal income tax expense of $472,000 for the first quarter of 2002, compared to $382,000 in federal income tax benefit in the first quarter of 2001. The benefit recorded during the first quarter of 2001 was due to the increased provision for loan losses, causing a loss for the period.

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

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets decreased $46,168,000, or 7.2%, from $637,383,000 at December 31, 2001 to $591,215,000 at March 31, 2002. The decrease in various asset balances was driven primarily by a decrease in deposits of $30,165,000 and an impairment of goodwill totaling $15,642,000 during the first three months of 2002.

CASH AND CASH EQUIVALENTS

     The amount of cash and cash equivalents decreased $10,347,000, or 22.2%, from $46,590,000 at December 31, 2001 to $36,243,000 at March 31, 2002, due
primarily to purchase of investment securities during the first quarter of 2002.

SECURITIES

     Securities increased $10,316,000, or 4.8%, from $216,112,000 at December 31, 2001 to $226,428,000 at March 31, 2002. The increase in the first quarter of 2002 was due primarily to the purchase of additional securities. This increase was partially offset by the principal pay-downs and maturities of some of the securities.

     The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities having maturities of twelve years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. All securities are classified as available-for-sale and are carried at fair value at March 31, 2002. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

     Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At March 31, 2002, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $42,299,000 or 18.7% of the total securities portfolio.

     The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

                                                                           March 31, 2002               December 31, 2001
                                                                   ---------------------------   ---------------------------
                                                                       Amount           %           Amount            %
                                                                   ------------    -----------   ------------    -----------
                                                                                       (Dollars in thousands)
Carrying value:
   U.S. Treasury securities and obligations of U.S.
     Government agencies and corporations                          $    152,621           67.4%  $    136,025           62.9%
   Mortgage-backed securities and collateralized mortgage
     obligations                                                         63,938           28.2         69,735           32.3
   Obligations of states and political subdivisions                       6,747            3.0          7,109            3.3
   Other securities                                                       3,122            1.4          3,243            1.5
                                                                   ------------    -----------   ------------    -----------

Total carrying value of securities                                 $    226,428          100.0%  $    216,112          100.0%
                                                                   ============    ===========   ============    ===========

Total fair value of securities                                     $    226,428                  $    216,112
                                                                   ============                  ============

     The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at March 31, 2002. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

                                                                                                               Weighted
                                                                       Principal     Carrying    Estimated     Average
     Type and Maturity Grouping at March 31, 2001                        Amount        Value     Fair Value     Yield
--------------------------------------------------------------------   ----------   ----------   ----------   ----------
                                                                                   (Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations:
     Within one year                                                   $   41,098   $   41,325   $   41,325         3.99%
     After one but within five years                                       97,865       99,850       99,850         5.06%
     After five but within ten years                                       10,838       11,446       11,446         6.72%
                                                                       ----------   ----------   ----------   ----------
       Total U.S. Treasury securities and obligations of U.S.
         Government agencies and corporations                             149,801      152,621      152,621         4.90%
                                                                       ----------   ----------   ----------   ----------

Mortgage-backed securities and collateralized mortgage obligations         63,614       63,938       63,938         5.69%
                                                                       ----------   ----------   ----------   ----------
Obligations of states and political subdivisions:
   Within one year                                                            162          164          164         6.85%
   After one but within five years                                          4,875        4,964        4,964         7.57%
   After five but within ten years                                          1,459        1,491        1,491         6.79%
   After ten years                                                            120          128          128         8.02%
                                                                       ----------   ----------   ----------   ----------
       Total obligations of states and political subdivisions               6,616        6,747        6,747         7.39%
                                                                       ----------   ----------   ----------   ----------
Other securities:
   Within one year                                                              0            0            0         0.00%
   After one but within five years                                              0            0            0         0.00%
   After five but within ten years                                              0            0            0         0.00%
   After ten years                                                          3,122        3,122        3,122         1.73%
                                                                       ----------   ----------   ----------   ----------
       Total other securities                                               3,122        3,122        3,122         1.73%
                                                                       ----------   ----------   ----------   ----------

         Total securities                                              $  223,153   $  226,428   $  226,428         5.15%
                                                                       ==========   ==========   ==========   ==========

LOAN PORTFOLIO

     Total loans, net of unearned income, decreased $28,061,000, or 9.2%, from $304,246,000 at December 31, 2001 to $276,185,000 at March 31, 2002. The
decrease during the first quarter of 2002 was primarily a result of the seasonality of agriculture loans and paydowns in other loan categories with fewer renewals occurring due to current economic conditions.

     The Bank primarily makes installment loans to individuals and commercial and real estate loans to small to medium-sized businesses and professionals. The Bank offers a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment and various types of agriculture loans. Typically, the Bank's commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the borrower and are collateralized by accounts receivable, inventory or other business assets.

     The following table presents the Company's loan balances at the dates indicated, separated by loan types.

                                                        March 31,       December 31,
                                                          2002              2001
                                                    ---------------   ---------------
                                                             (In thousands)
       Real estate loans                            $       129,338   $       135,544
       Commercial loans                                      87,403            98,129
       Loans to individuals                                  32,662            37,873
       Agriculture and other loans                           26,799            32,724
                                                    ---------------   ---------------
          Total loans                                       276,202           304,270
       Less unearned income                                      17                24
                                                    ---------------   ---------------

            Loans, net of unearned income           $       276,185   $       304,246
                                                    ===============   ===============

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at March 31, 2002, except for those described above and a geographic concentration of loans in West and North Texas. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at March 31, 2002.

     Management may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company's best interest. The Company requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

     The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at March 31, 2002. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

                                                                                     Total
                                            One Year      One to      Over Five    Carrying
                                            and Less    Five Years      Years        Value
                                           ----------   ----------   ----------   ----------
                                                           (In thousands)
       Real estate loans                   $   60,994   $   57,872   $   10,472   $  129,338
       Commercial loans                        71,792       14,078        1,533       87,403
       Agriculture and other loans             24,642        1,905          252       26,799
                                           ----------   ----------   ----------   ----------
          Total loans                      $  157,428   $   73,855   $   12,257   $  243,540
                                           ==========   ==========   ==========   ==========

       With fixed interest rates           $   35,871   $   66,424   $   10,873   $  113,168
       With variable interest rates           121,557        7,431        1,384      130,372
                                           ----------   ----------   ----------   ----------
          Total loans                      $  157,428   $   73,855   $   12,257   $  243,540
                                           ==========   ==========   ==========   ==========

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

     The allowance is reduced by loan charge-offs and increased by recoveries of loans previously charged off and the loan loss provision necessary to bring the allowance to an amount determined by management to be adequate. The Company's allowance was $7,547,000, or 2.73% of loans, net of unearned income, at March 31, 2002, compared to $6,525,000, or 2.15% of loans, net of unearned income, at December 31, 2001.

     Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $183,000 in loans during the first quarter of 2002. Recoveries during the first quarter of 2002 were $1,020,000.

     The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters ended March 31, 2002 and 2001.

                                                                                       March 31,
                                                                           ---------------------------------
                                                                                2002               2001
                                                                           ---------------   ---------------
                                                                                  (Dollars in thousands)
       Analysis of allowance for loan losses:
       Balance, at January 1                                               $         6,525   $         8,379
          Provision for loan losses                                                    185             1,635
                                                                           ---------------   ---------------
                                                                                     6,710            10,014
                                                                           ---------------   ---------------
       Loans charged off:
          Real estate loans                                                              0                 0
          Commercial loans                                                              30               470
          Loans to individuals                                                         153               234
          Agriculture other loans                                                        0               125
                                                                           ---------------   ---------------
            Total charge-offs                                                          183               829
                                                                           ---------------   ---------------
       Recoveries of loans previously charged off:
          Real estate loans                                                              0                 0
          Commercial loans                                                             975                31
          Loans to individuals                                                          45                40
          Agriculture and other loans                                                    0                 0
                                                                           ---------------   ---------------
            Total recoveries                                                         1,020                71
                                                                           ---------------   ---------------
              Net loans charged off (recovered)                                       (837)              758
                                                                           ---------------   ---------------

       Balance, at March 31                                                $         7,547   $         9,256
                                                                           ===============   ===============

       Average loans outstanding, net of unearned income                   $       288,040   $       355,571
                                                                           ===============   ===============
       Ratio of nonperforming loans to total loans, net of unearned
          income, at March 31                                                         1.57%             3.29%
                                                                           ===============   ===============
       Ratio of net loan charge-offs (recoveries) to average loans
          outstanding, net of unearned income (annualized)                           (1.16)%            0.85%
                                                                           ===============   ===============
       Ratio of allowance for loan losses to nonperforming loans, at
          March 31                                                                  174.09%            81.93%
                                                                           ===============   ===============
       Ratio of allowance for loan losses to total loans, net of
          unearned income, at March 31                                                2.73%             2.70%
                                                                           ===============   ===============

     The increase in the balance of the allowance from March 31, 2001, to March 31, 2002, is primarily due to the recording of $1,020,000 in recoveries. The majority of the recovery during the first quarter of 2002 was related to a substantial loan charge off of a particular large relationship, which occurred in the second quarter of 2001. Settlement of negotiations occurred in the first quarter of 2002 and a portion of the loan balance, which was previously charged off, was recovered.

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

     At March 31, 2002 and December 31, 2001, loans identified as being impaired consisted of non-homogeneous loans placed on non-accrual status.

     At March 31, 2002 and December 31, 2001, the recorded investment in loans that are considered to impaired under FAS 114 was approximately $4,255,000 and $5,581,000, respectively. Included in this amount at March 31, 2002 and December 31, 2001, was approximately $3,535,000 and $4,710,000, respectively, of impaired loans for which the related specific reserve for loan losses was approximately $872,000 and $1,190,000, respectively. $720,000 of impaired loans at March 31, 2002 and $871,000 of impaired loans at December 31, 2001 did not have a specific related reserve for loan losses.

     The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at March 31, 2002, and December 31, 2001.

                                                           March 31, 2002              December 31, 2001
                                                    ---------------------------   ----------------------------
                                                                    Percent of                     Percent of
                                                                     Loans by                       Loans by
                                                      Amount of     Category to    Amount of      Category to
                                                      Allowance     Loans, Net     Allowance     Loans, Net of
                                                    Allocated to    of Unearned   Allocated to      Unearned
                                                      Category        Income       Category          Income
                                                    ------------   -----------    -----------    -------------
                                                                      (Dollars in thousands)
  Real estate loans                                   $    1,090         46.8%     $    1,092            44.5%
  Commercial loans                                         1,674         31.7           1,714            32.3
  Loans to individuals                                       788         11.8             868            12.4
  Agriculture and other loans                                196          9.7              19            10.8
                                                      ----------   ----------      ----------    ------------
     Total allocated                                       3,748        100.0%          3,693           100.0%
                                                                   ==========                    ============
     Unallocated                                           3,799                        2,832
                                                      ----------                   ----------
       Total allowance for possible loan losses       $    7,547                   $    6,525
                                                      ==========                   ==========

LOAN REVIEW PROCESS

     The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are usually in the process of being charged off. There were no loans designated as loss at March 31, 2002.

     In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists management in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans to assist in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at March 31, 2002 were current and paying in accordance with loan terms. See "Nonperforming Assets" below.

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

     The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at March 31, 2002, and December 31, 2001.

                                                                             March 31,       December 31,
                                                                               2002              2001
                                                                          ---------------   ---------------
                                                                                    (In thousands)
          Nonaccrual loans                                                $         4,255   $         5,581
          Accruing loans contractually past due over 90 days                           59               223
          Restructured loans                                                           21                29
          Other real estate and other repossessed assets                              819               691
                                                                          ---------------   ---------------

          Total nonperforming assets                                      $         5,154   $         6,524
                                                                          ===============   ===============

     The gross interest income that would have been recorded during the first quarter of 2002 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $90,000. No interest income was actually recorded (received) on loans that were on nonaccrual during the first quarter of 2002.

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

INTANGIBLE ASSETS

     Intangible assets decreased $16,003,000, or 36.6%, from $43,719,000 at December 31, 2001, to $27,716,000 at March 31, 2002. This decrease was primarily due to the impairment of goodwill of $15,642,000 recorded in the first quarter of 2002. The remaining decrease is caused by core deposit intangible amortization expense recorded during the first quarter of 2002.

     The following table lists separately core deposit intangibles and goodwill balances at March 31, 2002 and aggregate amortization expense for core deposit intangibles for the period ended March 31, 2002 as well as expected aggregate amortization expense for core deposit intangibles for the five years following 2002.

                                                                                       March 31, 2002
                                                                              ---------------------------------
                                                                                  Gross
                                                                                 Carrying         Accumulated
                                                                                  Amount         Amortization
                                                                              ---------------   ---------------
                                                                                        (In thousands)
            Amortized Intangible Assets:
               Core Deposit Intangibles                                       $    17,288,000   $     5,670,000
                                                                              ---------------   ---------------
                    Total                                                     $    17,288,000   $     5,670,000
                                                                              ---------------   ---------------

            Unamortized Intangible Assets:
               Goodwill                                                       $    16,098,000
                                                                              ---------------
                    Total                                                     $    16,098,000
                                                                              ---------------

            Aggregate Amortization Expense:
               For period ended March 31, 2002                                $       472,000

            Aggregate Amortization Expense:
               For year ended December 31, 2003                               $     1,675,000
               For year ended December 31, 2004                                     1,548,000
               For year ended December 31, 2005                                     1,515,000
               For year ended December 31, 2006                                     1,467,000
               For year ended December 31, 2007                                     1,228,000

     The changes in the carrying amount of goodwill for the period ended March 31, 2002, are as follows:

                Balance as of January 1, 2002                                 $    31,740,000
                 Impairment Losses                                                (15,642,000)
                                                                              ---------------
                Balance as of March 31, 2002                                  $    16,098,000
                                                                              ---------------

     Substantial loan charge offs that occurred in 2001 were attributable to loans that existed on the books of IBK at the date of Acquisition of the Company by State National. As a result of these charged-off loans, management of the Company required that other related loans be paid off thereby generating a further reduction in assets. The significant time devoted by management and various loan officers to identify and charge off problem loans and to facilitate the early pay offs of related loans resulted in a slowing of loan growth to new and existing customers of the Bank. The overall reduction in fair value of the Company resulting from those efforts caused an impairment of $15,642,000 to be calculated under the guidance established by FAS 142 and recorded in the first quarter of 2002 to the goodwill associated with the Acquisition. The fair value of the Company was calculated through a combination of the market comparison, asset value, earnings value and acquisition analysis methods by a third party.

PREMISES AND EQUIPMENT

     Premises and equipment decreased $325,000, or 2.1%, during the first quarter of 2002, from $15,380,000 at December 31, 2001 to $15,055,000 at March
31, 2002. The decrease was primarily due to depreciation recorded during 2002 of $374,000. This decrease was partially offset by additions to property in 2002.

ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $783,000, or 14.7%, from $5,321,000 at December 31, 2001, to $4,538,000 at March 31, 2002.
The decrease was primarily a result of a decrease in the loan balance during 2002. This decrease was partially offset by increases in accrued interest due to higher security balances. Of the total balance at March 31, 2002, $2,072,000, or 45.7%, was interest accrued on loans and $2,466,000, or 54.3%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 2001, were $2,953,000, or 55.5%, and $2,368,000, or 44.5%, respectively.

OTHER REAL ESTATE AND OTHER REPOSSESSED ASSETS

     Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At March 31, 2002 and December 31, 2001 other real estate and other repossessed assets had an aggregate book value of $819,000 and $691,000, respectively. Other real estate and other repossessed assets increased $128,000, or 18.5%, during the first three months of 2002, due to the repossession of four parcels of real estate and four automobiles which have not been liquidated yet. Of the March 31, 2002 balance, $788,000 represented nine commercial and agricultural properties and $31,000 represented seven repossessed vehicles and other equipment.

OTHER ASSETS

     The balance of other assets decreased $71,000, or 0.6%, to $11,778,000 at March 31, 2002, from $11,849,000 at December 31, 2001.

DEPOSITS

     The Bank's lending and investing activities are funded almost entirely by core deposits, 55.9% of which are demand, savings and money market deposits at March 31, 2002. Total deposits decreased $30,165,000, or 5.6%, from $544,030,000 at December 31, 2001, to $513,865,000 at March 31, 2002. The decrease was due primarily to low prime rates, which causes the bank to pay low rates on the deposits. These low rates have caused certain customers to remove their deposits in favor of other types of investment opportunities. The Bank does not have any brokered deposits.

     The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters ended March 31, 2002 and 2001.

                                                                      Quarter Ended March 31,
                                                           ------------------------------------------
                                                                   2002                  2001
                                                           --------------------   -------------------
                                                             Average    Average    Average    Average
                                                              Amount     Rate      Amount      Rate
                                                           ----------   -------   ---------   -------
                                                                      (Dollars in thousands)
         Noninterest-bearing demand deposits               $  103,482        --%  $  95,214        --%
         Interest-bearing demand, savings and money
            market deposits                                   190,970      0.91%    186,976      2.71%
         Time deposits of less than $100,000                  154,915      3.46%    195,872      5.95%
         Time deposits of $100,000 or more                     82,314      3.65%    116,429      6.19%
                                                           ----------   -------   ---------   -------
              Total deposits                               $  531,681      3.60%  $ 594,491      4.03%
                                                           ==========   =======   =========   =======

     Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity. At March 31, 2002, and December 31, 2001, deposits of $100,000 or more represented approximately 15.1% and 16.3% of the Company's total deposits, respectively.

     The maturity distribution of time deposits of $100,000 or more at March 31, 2002 is presented below.

                                                      At March 31, 2002
                                                      -----------------
                                                       (In thousands)
          3 months or less                               $    21,806
          Over 3 through 6 months                             24,904
          Over 6 through 12 months                            23,099
          Over 12 months                                       7,530
                                                         -----------
             Total time deposits of $100,000 or more         $77,339
                                                         ===========

FED FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The balance of fed funds purchased and securities sold under agreement to repurchase increased $43,000, or 28.5%, from $151,000 at December 31, 2001 to $194,000 at March 31, 2002. The market for securities sold under agreement to repurchase was entered into during 2001 due to the advantageous conditions that exist to obtain funds at favorable interest rates.

ACCRUED INTEREST PAYABLE

     Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $510,000, or 34.9%, from $1,462,000 at December 31, 2001, to $952,000 at March 31, 2002, due to a decrease in interest-bearing deposit balances as well as decreases in interest rates being paid on interest-bearing deposits during the first quarter of 2002.

OTHER LIABILITIES

     The most significant components of other liabilities are amounts accrued for various types of expenses and current and deferred federal income taxes payable. The balance of other liabilities decreased $120,000, or 2.2%, from $5,441,000 at December 31, 2001, to $5,561,000 at March 31, 2002, primarily due to the reduction in deferred taxes payable associated with the amortization of the core deposit intangible.

INTEREST RATE SENSITIVITY

     Interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. The Company seeks to minimize the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that could change interest rates in the same time frame in an attempt to reduce the risk of significant adverse effects on the Company's net interest income caused by interest rate changes. The Company does not attempt to match each interest-earning asset with a specific interest-bearing liability. Instead, as shown in the following table, it aggregates all of its interest-earning assets and interest-bearing liabilities to determine the difference between the two in specific time frames. This difference is known as the rate-sensitivity gap. A company is considered to be asset sensitive, or having a positive gap, when the amount of interest earning-assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative gap would tend to affect net income adversely, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and occasionally change in different directions. Management regularly monitors the interest sensitivity position and considers this position in its decisions in regard to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

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

     The Company's ratios of interest-sensitive assets to interest-sensitive liabilities, as shown in the following tables, are 54.4% at the 90-day interval, 50.3% at the 180-day interval and 51.7% at the 365-day interval at March 31, 2002. Currently, the Company is in a liability-sensitive position at the three intervals. However, the Company had $287,214 of interest-bearing demand, savings and money market deposits at March 31, 2002, for which, from the Company's experience, interest rates change more slowly. Therefore, excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 124.4% at March 31, 2002. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

     The following table shows the interest rate sensitivity position of the Bank at March 31, 2002.

                                                                                   Volumes
                                                    Cumulative Volumes            Subject to
                                                Subject to Repricing Within       Repricing
                                           ------------------------------------     After
                                            90 Days      180 Days     365 Days      1 Year       Total
                                           ----------   ----------   ----------   ----------   ----------
                                                              (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                      $   10,507   $   10,507   $   10,507   $       --   $   10,507
   Securities                                  46,121       56,986       75,132      151,296      226,428
   Loans, net of unearned income              139,428      148,108      168,449      107,736      276,185
                                           ----------   ----------   ----------   ----------   ----------
     Total interest-earning assets            196,056      215,601      254,088      259,032      513,120
                                           ----------   ----------   ----------   ----------   ----------

Interest-bearing liabilities:
   Demand, savings and money market
     deposits                                 287,214      287,214      287,214           --      287,214
   Securities Sold Under Agreement to
     Repurchase                                   194          194          194           --          194
   Time deposits                               73,264      141,648      204,052       22,599      226,651
                                           ----------   ----------   ----------   ----------   ----------
     Total interest-bearing liabilities       360,672      429,056      491,460       22,599      514,059
                                           ----------   ----------   ----------   ----------   ----------

Rate-sensitivity gap (1)                   $ (164,616)  $ (213,455)  $ (237,372)  $  236,433   $     (939)
                                           ==========   ==========   ==========   ==========   ==========

Rate-sensitivity ratio (2)                       54.4%        50.3%        51.7%
                                           ==========   ==========   ==========

----------
(1) Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.
(2) Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

     In addition to the gap analysis, determining the sensitivity of future earnings to an instantaneous hypothetical plus or minus basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings included the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project net interest income based on an instantaneous hypothetical change in interest rates. Floors are established within the simulation model on the interest rate changes for different interest earning and interest bearing products during periods of low interest rates. The resulting net interest income for the next twelve-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Bank's earnings sensitivity to an instantaneous plus or minus basis point parallel rate shock. The following table displays the percent change in net interest income simulated at various instantaneous plus or minus basis point parallel rate shocks.

           Changes in            Net Interest Income
          Interest Rates       Quarter Ended March 31,
          --------------       -----------------------
                                 2002           2001
                               --------       --------
               +200              5.2%            7.0%
               +100              3.2%            4.3%
                  0              0.0%            0.0%
               -100             (4.5)%          (3.7)%
               -200             (7.5)%          (7.1)%

     The results are within the policy limits established by the Bank's Board of Directors.

SELECTED FINANCIAL RATIOS

     The following table presents selected financial ratios (annualized) for the quarters ended March 31, 2002 and 2001.

                                                                                    Quarter Ended March 31,
                                                                                 ----------------------------
                                                                                     2002             2001
                                                                                 -------------     ----------
Income (loss) Before Cumulative Effect of a Change in Accounting  Principle to:
   Average assets                                                                    0.54%            (0.62)%
   Average interest-earning assets                                                   0.64             (0.73)
   Average stockholder's equity                                                      4.48             (5.26)
Net income (loss) to:
   Average assets                                                                   (7.17)            (0.62)
   Average interest-earning assets                                                  (8.49)            (0.73)
   Average stockholder's equity                                                    (59.31)            (5.26)
Dividend payout (1) to:
   Net income                                                                         N/A               N/A
   Average stockholder's equity                                                       N/A               N/A
Average stockholder's equity to:
   Average total assets                                                             12.08             11.74
   Average loans (2)                                                                26.21             23.03
   Average total deposits                                                           14.20             13.77
Average interest-earning assets to:
   Average total assets                                                             84.35             84.95
   Average total deposits                                                           99.16             99.67
   Average total liabilities                                                        97.89             97.99
Ratio to total average deposits of:
   Average loans (2)                                                                54.18             59.81
   Average noninterest bearing deposits                                             19.46             16.02
   Average interest-bearing deposits                                                80.54             83.98
Total interest expense to total interest income                                     30.48             50.58
Efficiency Ratio (3)                                                                68.82             79.54

----------
(1)  Dividends on Common Stock only.
(2)  Before allowance for possible loan losses.
(3) Calculated as a noninterest expense less distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures, amortization of intangibles and expenses related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

LIQUIDITY

THE BANK

     Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $29,261,000 during the first quarter of 2002 and $35,888,000 during the first quarter of 2001. These amounts comprised 4.7% and 5.2% of average total assets during the first three months of 2002 and 2001, respectively. The average level of securities, interest-earning time deposits in other banks and federal funds sold was $239,192,000 during the first quarter of 2002 and $236,984,000 during the first quarter of 2001.

     No securities were sold during the first three months of 2002 and 2001. At March 31, 2002, $41,489,000, or 18.3%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year and $104,814,000, or 46.3%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates. At March 31, 2002, approximately $168,449,000, or 61.0%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $157,428,000, or 64.6%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition--Loan Portfolio" above.

     On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the first quarter of 2002, the Company's average deposits were $531,681,000 or 85.1% of average total assets, compared to $594,491,000, or 85.2% of average total assets, during the first quarter of 2001. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition--Deposits" above.

THE COMPANY

     The Company depends on the Bank for liquidity in the form of cash flow, primarily to pay distributions on the Company's subordinated debentures, which payments, in turn, are used to meet distribution requirements on Independent Capital Trust's Trust Preferred Securities, and to cover other operating expenses. The Company's immediate liquidity needs have been and can continue to be satisfied by advances from the Company's parent company.

     The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the first quarter of 2002 and 2001 were $0 and $700,000, respectively; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $9,000 and $709,000 during the same time periods of 2002 and 2001, respectively. At March 31, 2002, there were no dividends available for payment to Independent Financial by the Bank without first obtaining regulatory approval.

     Current tax liabilities totaling $570,000 were paid by the Bank to the Company during the first three months of 2002. There were no current tax liabilities generated by the Bank during the first quarter of 2001 due to the pre-tax loss incurred by the Bank.

CAPITAL RESOURCES

     At March 31, 2002, stockholder's equity totaled $63,322,000, or 10.65% of total assets, compared to $75,381,000, or 11.83% of total assets, at December 31, 2001.

     Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as "well-capitalized", the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders' equity (net of available for sale fair value adjustment) and qualifying guaranteed preferred beneficial interests in the Company's subordinated debentures, reduced by intangible assets, net of the deferred tax liability associated with the core deposit intangible, and any deferred tax asset disallowed for regulatory capital purposes. For the Company, Tier 2 capital is comprised of the remainder of the guaranteed preferred beneficial interests in the Company's subordinated debentures not qualifying for Tier 1 capital and the qualifying amount of the allowance for loan losses.

     Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as "well-capitalized", the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and "well-capitalized" minimum requirements at March 31, 2002.

                                       March 31, 2002
                                       --------------
                                       (In thousands)
Tier 1 capital                         $       43,405

Tier 2 capital                                  4,027
                                       --------------

         Total capital                 $       47,432
                                       ==============

Net risk-weighted assets               $      318,635
                                       ==============

Adjusted quarterly average assets      $      591,481
                                       ==============

                                                                               "Well
                                                         Regulatory          Capitalized"      Actual Ratios at
     THE COMPANY                                           Minimum             Minimum          March 31, 2002
                                                         ----------          -----------       ----------------
     Tier 1 capital to net risk-weighted assets ratio       4.00%                6.00%               13.62%
     Total capital to net risk-weighted assets ratio        8.00                10.00                14.89
     Leverage ratio                                         4.00                 5.00                 7.34

     THE BANK

     Tier 1 capital to net risk-weighted assets ratio       4.00%                6.00%               13.95%
     Total capital to net risk-weighted assets ratio        8.00                10.00                15.21
     Leverage ratio                                         4.00                 5.00                 7.51

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at March 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company's market risk profile from the information disclosed in the Company's Form 10-K for the year ended December 31, 2001.

PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

     From time to time, the Company is involved in litigation proceedings incidental to the normal course of its business. In the opinion of management, the ultimate liability, if any, resulting from known, current litigation, either singularly or in the aggregate, would not reasonably be expected to have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

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

Date: May 10, 2002     Independent Bankshares, Inc.
                       (Registrant)

                   By: /s/ Don E. Cosby
                       --------------------------------------------
                       Don E. Cosby
                              Executive Vice President & Chief
                              Financial Officer
                              (Duly authorized Officer and Principal
                              Financial Officer)