Form 10-Q
period 2002-06-30
INDEPENDENT BANKSHARES INC
filed 2002-08-14
CIK 318870

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

        Commission File Number: 0-10196

INDEPENDENT BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1717279 (I.R.S. Employer Identification No.)
1617 Broadway P. O. Box 5240 Lubbock, Texas (Address of principal executive offices)	79408 (Zip Code)

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

        Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock at June 30, 2002. Class: Common Stock, par value $0.25 per share Outstanding at June 30, 2001: 2,273,647 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENT BANKSHARES, INC.
A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(In Thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$34,332	$46,590
Available-for-sale securities	216,043	216,112
Loans held for investment	279,996	304,246
Allowance for loan losses	(6,906)	(6,525)

Net loans	273,090	297,721

Goodwill	16,098	31,740
Core deposit intangible	11,146	11,979
Premises and equipment	14,900	15,380
Accrued interest receivable, other real estate and other repossessed assets and other assets	19,244	17,861

Total assets	$584,853	$637,383

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits:
Noninterest-bearing demand deposits	$103,091	$112,044
Interest-bearing demand deposits	186,453	180,021
Interest-bearing time deposits	215,486	251,965

Total deposits	505,030	544,030
Federal funds purchased and securities sold under agreements to repurchase	134	151
Accrued interest payable and other liabilities	6,402	6,903

Total liabilities	511,566	551,084

Guaranteed preferred beneficial interests in the company's subordinated Debentures	10,926	10,918
Stockholder's equity:
Common stock	568	568
Additional paid-in capital	80,066	80,071
Retained earnings (deficit)	(21,789)	(8,280)
Accumulated other comprehensive income	3,516	3,022

Total stockholder's equity	62,361	75,381

Total liabilities and stockholder's equity	$584,853	$637,383

See Accompanying Notes to Interim Consolidated Financial Statements.

INDEPENDENT BANKSHARES, INC.
A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE QUARTERS AND SIX MONTH PERIOD ENDED JUNE 30, 2002 AND 2001
(Unaudited)
(In Thousands)

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2002	2001	2002	2001
Interest income:
Loans, including fees	$4,936	$6,854	$10,221	$14,873
Securities	2,708	2,642	5,607	5,604
Deposits in other banks	26	7	45	14
Federal funds sold	67	842	154	1,693

Total interest income	7,737	10,345	16,027	22,184

Interest expense:
Deposits	2,101	5,296	4,627	11,283
Federal funds purchased and securities sold under agreements to repurchase	0	1	1	2

Total interest expense	2,101	5,297	4,628	11,285

Net interest income	5,636	5,048	11,399	10,899
Provision (credit) for loan losses	(340)	2,930	(155)	4,565

Net interest income after provision (credit) for loan losses	5,976	2,118	11,554	6,334

Noninterest income:
Service charges	1,039	860	1,967	1,734
Trust fees	123	120	252	268
Other income	428	379	889	627

Total noninterest income	1,590	1,359	3,108	2,629

Noninterest expenses:
Salaries and employee benefits	2,551	2,690	5,032	5,555
Amortization of core deposit intangible	472	1,022	944	2,044
Net occupancy expense	941	928	1,882	1,852
Professional fees	171	259	353	552
Distributions on guaranteed preferred beneficial interests in the company's subordinated debentures	280	279	560	559
Communication expense	193	224	406	443
Data processing expense	134	153	295	337
Net costs (revenues) applicable to other real estate and other repossessed assets	(17)	9	(2)	(12)
Merger-related expense	0	0	0	51
Other expenses	988	1,078	2,021	2,206

Total noninterest expenses	5,713	6,642	11,491	13,587

Income (loss) before federal income taxes and cumulative effect of a change in accounting principle	1,853	(3,165)	3,171	(4,624)
Federal income tax expense (benefit)	566	(993)	1,038	(1,375)

Income (loss) before cumulative effect of a change in accounting principle	1,287	(2,172)	2,133	(3,249)
Cumulative effect of a change in accounting principle— goodwill impairment	0	0	15,642	0

Net income (loss)	$1,287	$(2,172)	$(13,509)	$(3,249)
Other comprehensive income, net of taxes:
Change in unrealized holding gains on available-for-sale securities	1,354	0	494	1,104

Comprehensive income (loss)	$2,641	$(2,172)	$(13,015)	$(2,145)

See Accompanying Notes to Interim Consolidated Financial Statements.

INDEPENDENT BANKSHARES, INC.
A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED JUNE 30, 2002 and 2001
(Unaudited)
(In Thousands)

	Six Month Period Ended June 30,
	2002	2001
Cash flows from operating activities:
Net Loss	$(13,510)	$(3,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	2,012	2,468
Provision (credit) for Loan Losses	(155)	4,565
Cumulative Effect of a Change in Accounting Principle—Goodwill Impairment	15,642	0
Net (Gain) Loss on Sales of Premises and Equipment	8	(34)
Writedown of Premises and Equipment	14	0
(Gain) Loss on Sale of Investments	0	1
Net Gains on Sales of Other Real Estate and Other Repossessed Assets	(11)	(30)
Writedown of Other Real Estate and Other Repossessed Assets	0	13
Decrease in Accrued Interest Receivable	779	3,084
Decrease (Increase) in Other Assets	(342)	64
Decrease in Accrued Interest Payable	(621)	(377)
Decrease in Other Liabilities	(145)	(5,223)

Net Cash Provided by Operating Activities	3,671	1,282

Cash Flows from Investing Activities:
Proceeds from Maturities of Available-for-sale Securities	56,600	40,661
Proceeds from Sales of Available-for-sale Securities	0	59,919
Purchases of Available-for-sale Securities	(56,096)	(95,323)
Purchase of Bank Owned Life Insurance	(1,994)	(10,000)
Net Decrease in Loans	24,432	45,769
Proceeds from Sales of Premises and Equipment	29	340
Additions to Premises and Equipment	(317)	(1,312)
Proceeds from Sales of Other Real Estate and Other Repossessed Assets	433	547

Net Cash Provided by Investing Activities	23,087	40,601

Cash Flows from Financing Activities:
Decrease in Deposits	(38,999)	(16,364,000)
Increase (Decrease) in Federal Funds Purchased and Securities Sold under Agreements to Repurchase	(17)	119
Advances from Parent Company	0	1,000
Payment of Cash Dividends	0	(700)

Net Cash Used in Financing Activities	(39,016)	(15,945)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,258)	25,938
Cash and Cash Equivalents at Beginning of Period	46,590	85,185

Cash and Cash Equivalents at End of Period	$34,332	$111,123

Noncash Investing Activities:
Additions to Other Real Estate and Other Repossessed Assets through Foreclosures	$350	$884

See Accompanying Notes to Interim Consolidated Financial Statements.

INDEPENDENT BANKSHARES, INC.

NOTES TO INTERIMCONSOLIDATED FINANCIAL STATEMENTS

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

(2) Bank Mergers

        On February 28, 2001, State National Bancshares, Inc. ("State National"), the Company's sole shareholder, contributed its ownership interest in State National Bank of West Texas, Lubbock, Texas ("the Lubbock Bank"), an indirect wholly owned subsidiary of State National, to the Company. The Company in turn, contributed to Independent Financial Corp., a Delaware subsidiary of the Company, all of the capital stock of the Lubbock Bank. On March 9, 2001, the State National Bank of West Texas, Abilene, Texas (the "Abilene Bank"), an indirect wholly owned subsidiary of the Company, was merged (the "Lubbock Merger") with and into the Lubbock Bank. The Lubbock Bank continued as the surviving entity in the Lubbock Merger (the "Bank") and is an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the Lubbock Merger, the Abilene Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National. The balance sheet and results of operations of the Lubbock Bank have been included in the Company's consolidated financial statements since August 11, 2000, the date of acquisition of the Company by State National. At August 11, 2000, the Lubbock Bank had total assets of $210,409,000, total deposits of $190,828,000, total loans of $121,130,000 and stockholder's equity of $18,405,000.

(3) Accumulated Other Comprehensive Income

        An analysis of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 2002 and 2001, is as follows:

	Unrealized Gain (Loss) on Available-for-sale Securities, net
	Quarter Ended June 30,		Six Month Period Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Balance, beginning of period	$2,162	$2,722	$3,022	$1,618
Current period change	1,354	0	494	1,104

Balance, at June 30	$3,516	$2,722	$3,516	$2,722

(4) Adoption of Accounting Standards and Goodwill Impairment

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

        Statement 142 was effective for the Company's fiscal year beginning January 1, 2002. The implementation of Statement 142 resulted in the Company recording a one-time, non-cash, goodwill impairment charge of $15,642,000 during the first quarter of 2002. This charge reflects the cumulative effect of adopting the accounting change in the statement of operations, but does not affect the Company's operations and has no impact on cash flows. The application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income before cumulative effect of a change in accounting principle of $865,000 pre tax for the six month period ended June 30, 2002 and $1,730,000 pre tax for the year ended 2002.

        Intangibles consist of the following:

		June 30, 2002		June 30, 2001
	Average Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible
Core Deposit Intangible	10	$17,288,000	$6,142,000	$16,961,000	$2,962,000
Intangible Assets Not Subject to Amortization Goodwill		$16,098,000	$0	$35,895,000	$2,851,000
Aggregate Amortization Expense:
For the six month period ended June 30, 2002			$944,000

        Aggregate Amortization Expense for each of the years ended December 31, is as follows:

2002	$1,878,000
2003	1,657,000
2004	1,530,000
2005	1,497,000
2006	1,449,000

Total	$8,011,000

        The changes in the carrying amount of goodwill for the six month period ended June 30, 2002 are as follows:

Balance as of January 1, 2002	$31,740,000
Impairment Losses	(15,642,000)

Balance as of June 30, 2002	$16,098,000

        Substantial loan charge offs that occurred in 2001 were attributable to loans that existed on the books of IBK at the date of Acquisition of the Company by State National. As a result of charged-off loans, management of the Company required that other related loans be paid off thereby generating a further reduction in loans. The significant time devoted by management and various loan officers to identify and charge off problem loans and to facilitate the early pay offs of related loans resulted in a slowing of loan growth to new and existing customers of the Bank. The overall reduction in fair value of the Company resulting from those efforts caused an impairment of $15,642,000 to be calculated under the guidance established by Statement 142 and recorded in the first quarter of 2002 to the goodwill associated with the Acquisition. The fair value of the Company was calculated through a combination of the market comparison, asset value, earnings value and acquisition analysis methods by a third party.

        The following table adjusts earnings for the adoption of Statement 142.

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2002	2001	2002	2001
Reported Net Income (Loss)	$1,287,000	$(2,172,000)	$(13,509,000)	$(3,249,000)
Add Back Goodwill Amortization	0	457,000	0	913,000

Adjusted Net Income (Loss)	$1,287,000	$(1,715,000)	$(13,509,000)	$(2,336,000)
Add Back Cumulative Effect of a Change in Accounting Principle	0	0	15,642,000	0

Adjusted Net Income (Loss)	$1,287,000	$(1,715,000)	$2,133,000	$(2,336,000)

(5) Subsequent Event

        On July 1, 2002 the Bank sold its branch in Bangs, Texas to an unrelated financial institution. At July 1, 2002 the branch had total assets of $1,609,000, total loans, net of allowance for loan loss of $1,263,000 and total deposits of $5,194,000. The effect of this transaction is not reflected in the financial statement presented in the report as of and for the period ended June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to Independent Bankshares, Inc. (the "Company", and at or prior to the date of the Acquisition, "IBK") and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we are including this statement for purposes of invoking those safe harbor provisions. These forward-looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, many of which are beyond the Company's control, related to certain factors including, without limitation, competitive factors, general economic conditions nationally and within the State of Texas, customer relations, the interest rate environment, governmental regulation and supervision, nonperforming asset levels, loan concentrations, changes in industry practices, acts of terrorism and war, one time events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The Company

        The Company is a bank holding company headquartered in Lubbock, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas ("State National"). State National acquired the Company at the close of business on August 11, 2000, in an all cash transaction (the "Acquisition"). At June 30, 2002, the Company owned all of the common securities of Independent Capital Trust ("Independent Capital") and indirectly owned through a Delaware subsidiary, Independent Financial Corp. ("Independent Financial"), 100% of the stock of State National Bank of West Texas, Lubbock, Texas (the "Bank"). At June 30, 2002, the Bank operated full-service banking locations in the Texas cities of Abilene (four locations), Azle (two locations), Bangs, Big Spring, Lubbock (three locations), Odessa (two locations), Plainview, San Angelo, Stamford, Trent and Winters. On July 1, 2002, the Bank sold its branch in Bangs, Texas to an unrelated financial institution. The Company is in the process of closing some of its smaller, immaterial branches in an effort to streamline its services and concentrate on the larger market areas.

General

        The following discussion and analysis presents the more significant factors affecting the Company's results of operations for each of the quarters and six-month periods ended June 30, 2002 and 2001, and the financial condition at June 30, 2002, and December 31, 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Analysis of Results of Operations

Net Income (Loss)

        Net income for the quarter ended June 30, 2002 amounted to $1,287,000 compared to net loss of $2,172,000 for the quarter ended June 30, 2001. Net income before cumulative effect of a change in accounting principle for the six month period ended June 30, 2002 was $2,133,000 compared to net loss before cumulative effect of a change in accounting principle of $3,249,000 for the six month period ended June 30, 2001. The increase in net income between the quarter ended June 30, 2002 and the quarter ended June 30, 2001 as well as the increase in net income before cumulative effect of a change in accounting principle for the six month period ended June 30, 2002 and the six month period ended June 30, 2001 was primarily due to the reversal of the provision for loan loss recorded in the quarter and six month period ended June 30, 2002 as compared to the loan loss provision recorded for the same periods in 2001 and the discontinuation of goodwill amortization beginning January 1, 2002 due to the adoption of FAS 142. Giving effect to the cumulative effect of a change in accounting principle, net loss for the six-month period ended June 30, 2002, was $13,509,000 compared to net loss of $3,249,000 for the six-month period ended June 30, 2001. The loss in the six month period ended June 30, 2002 was primarily due to a $15,642,000 impairment recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle, related to the adoption of Statement of Accounting Standards, No. 142 "Goodwill and Other Intangible Assets" ("FAS 142").

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

        Net interest income amounted to $5,636,000 for the second quarter of 2002, an increase of $588,000, or 11.65%, when compared to the second quarter of 2001. Net interest income for the second quarter of 2001 was $5,048,000. Net interest income for the first six months of 2002 was $11,399,000, an increase of $500,000, or 4.59%, when compared to net interest income of $10,899,000 for the first six months of 2001. Net interest margin on a fully taxable-equivalent basis increased from 3.54% for the second quarter of 2001 to 4.47% for the second quarter of 2002, as well as from 3.77% for the first six months of 2001 to 4.44% for the first six months of 2002. The decreases in the prime interest rate during 2001 began in January 2001. During the quarter and the six month period ended June 30, 2001, in which the prime interest rate decreased from 8.0% to 6.75% and from 9.5% to 6.75%, respectively, interest earning assets were repricing faster than interest bearing liabilities, thereby pulling the net interest margin at June 30, 2001 down. During the six month period ended June 30, 2002, there have been no reductions to the prime interest rate. This allowed the repricing lag effect of interest bearing liabilities to be reduced and creates an upward trend in the net interest margin from June 30, 2001 to June 30, 2002.

        At June 30, 2002, approximately $136,128,000, or 48.62%, of the Company's total loans, net of unearned income, were loans with floating interest rates. During 2001, loans with floating interest rates had been subjected to rapidly declining interest rates. In addition, total loans, net of unearned income, decreased $33,576,000 since June 30, 2001. The declining interest rates were the primary cause of the decrease in loan yields from 8.68% at June 30, 2001 to 7.23% at June 30, 2002.

        Security yields decreased from 6.74% at June 30, 2001 to 5.41% at June 30, 2002. This decrease was primarily caused by declines in yields in the bond market between the periods ended June 30, 2001 and June 30, 2002.

        These net changes caused the Company's overall yield on interest earning assets to decrease from 7.22% for the quarter ended June 30, 2001 to 6.12% for the quarter ended June 30 2002, and to decrease from 7.63% to 6.22% for the six month period ended June 30, 2001 and 2002, respectively.

        Average overall rates paid for various types of certificates of deposit decreased when comparing the first half of 2001 to the first half of 2002. For example, the average rate paid for certificates of deposit less than $100,000 decreased from 5.79% for the first half of 2001 to 3.24% for the first half of 2002, while the average rate paid by the Company for certificates of deposit of $100,000 or more also decreased from 6.09% during the first six months of 2001 to 3.46% during the first six months of 2002.

        Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, also decreased from an average of 2.37% during the first half of 2001 to an average of 0.88% during the first half of 2002. These decreases were primarily caused by the rapidly declining interest rate environment, which existed during the time period from June 30, 2001 to June 30, 2002. These changes caused the Company's overall cost of interest-bearing deposits to decrease from 4.57% for the first six months of 2001 to 2.21% for the first six months of 2002.

        The following table presents the average balance sheets of the Company for the quarters and six-month periods ended June 30, 2002 and 2001, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

	Quarter Ended June 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$277,502	$4,936	7.11%	$329,721	$6,854	8.31%
Securities(2)	208,147	2,751	5.29%	166,101	2,702	6.51%
Interest-earning time deposits in other banks	6,537	26	1.59%	502	7	5.58%
Federal funds sold	16,034	67	1.67%	80,441	842	4.19%

Total interest-earning assets	508,220	7,780	6.12%	576,765	10,405	7.22%

Noninterest-earning assets:
Cash and due from banks	26,945			32,132
Intangible assets	28,863			47,274
Premises and equipment	14,988			16,170
Accrued interest receivable and other assets	16,828			12,073
Allowance for possible loan losses	(7,501)			(9,210)

Total noninterest-earning assets	80,123			98,439

Total assets	$588,343			$675,204

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
Interest-bearing, savings and money market deposits	$187,796	$395	0.84%	$183,460	$923	2.01%
Time deposits	221,199	1,706	3.09%	303,767	4,373	5.76%
Federal funds purchased and securities sold under agreements to repurchase	145	0	0.00%	116	1	3.45%

Total interest-bearing liabilities	409,140	2,101	2.05%	487,343	5,297	4.35%

Noninterest-bearing liabilities:
Demand deposits	100,563			95,510
Accrued interest payable and other liabilities	5,777			5,263

Total noninterest-bearing liabilities	106,340			100,773

Total liabilities	515,480			588,116
Guaranteed preferred beneficial interests in the Company's subordinated debentures	10,924			10,917
Stockholder's equity	61,939			76,171

Total liabilities and stockholder's equity	$588,343			$675,204

Tax-equivalent net interest income		$5,679			$5,108

Interest rate spread(3)			4.07%			2.87%

Net interest margin(4)			4.47%			3.54%

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

(4)
The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

	Quarter Ended June 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$282,771	$10,221	7.23%	$342,646	$14,873	8.68%
Securities(2)	210,431	5,693	5.41%	170,029	5,726	6.74%
Interest-earning time deposits in other banks	5,299	45	1.70%	502	14	5.58%
Federal funds sold	19,225	154	1.60%	71,483	1,693	4.74%

Total interest-earning assets	517,726	16,113	6.22%	584,660	22,306	7.63%

Noninterest-earning assets:
Cash and due from banks	28,258			34,010
Intangible assets	36,071			47,887
Premises and equipment	15,122			16,020
Accrued interest receivable and other assets	16,953			12,151
Allowance for possible loan losses	(7,354)			(8,374)

Total noninterest-earning assets	89,050			101,694

Total assets	$606,776			$686,354

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
Interest-bearing, savings and money market deposits	$189,383	$831	0.88%	$185,218	$2,192	2.37%
Time deposits	229,214	3,796	3.31%	308,034	9,091	5.90%
Federal funds purchased and securities sold under agreements to repurchase	199	1	1.01%	96	2	4.17%

Total interest-bearing liabilities	418,796	4,628	2.21%	493,348	11,285	4.57%

Noninterest-bearing liabilities:
Demand deposits	101,990			95,362
Accrued interest payable and other liabilities	6,305			7,711

Total noninterest-bearing liabilities	108,295			103,073

Total liabilities	527,091			596,421
Guaranteed preferred beneficial interests in the Company's subordinated debentures	10,922			10,911
Stockholder's equity	68,764			79,022

Total liabilities and stockholder's equity	$606,777			$686,354

Tax-equivalent net interest income		$11,485			$11,021

Interest rate spread(3)			4.01%			3.06%

Net interest margin(4)			4.44%			3.77%

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

	Quarter Ended June 30, 2002 vs. 2001			Six Month Period Ended June 30, 2002 vs. 2001
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans, net of unearned income(1)	$(1,085)	$(833)	$(1,918)	$(2,599)	$(2,053)	$(4,652)
Securities(2)	684	(635)	49	1,361	(1,394)	(33)
Interest-earning time deposits in other banks	84	(65)	19	134	(103)	31
Federal funds sold	(674)	(101)	(775)	(1,238)	(301)	(1,539)

Total interest income	(991)	(1,634)	(2,625)	(2,342)	(3,851)	(6,193)

Interest-bearing liabilities:
Deposits:
Savings and money market deposits	22	(550)	(528)	49	(1,410)	(1,361)
Time deposits	(1,188)	(1,479)	(2,667)	(2,326)	(2,969)	(5,295)
Federal funds purchased and securities sold under agreements to repurchase	0	(1)	(1)	2	(3)	(1)

Total interest expense	(1,166)	(2,030)	(3,196)	(2,275)	(4,382)	(6,657)

Increase (decrease) in net interest income	$175	$396	$571	$(67)	$531	$464

(1)
Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.

(2)
Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

        The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company; expectations of economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provisions for loan losses made for the quarter and six-month period ended June 30, 2002, were reversals of $340,000 and $155,000, respectively, compared to $2,930,000 and $4,565,000 for the quarter and six-month period ended June 30, 2001, respectively. These represent decreases of $3,270,000, and $4,720,000, respectively, over the comparative period. The substantially larger provisions in quarter and six month period ended June 30, 2001 were due to the deterioration, discovered in 2001 of the Bank's collateral position on two particular large borrowing relationships, which relationships existed at the date of the Acquisition of the Company by State National. The reversals in the provision for the quarter and six month period ended June 30, 2002 were primarily due to recoveries received during 2002.

Noninterest Income

        Total noninterest income increased $231,000, or 17.0%, from $1,359,000 during the second quarter of 2001 to $1,590,000 during the second quarter of 2002. Total noninterest income also increased $479,000, or 18.2%, from $2,629,000 for the first six months of 2001 to $3,108,000 for the first six months of 2002.

        Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased $179,000, or 20.8%, from $860,000 during the second quarter of 2001 to $1,039,000 during the second quarter of 2002, and increased $233,000, or 13.4%, from $1,734,000 for the first six months of 2001 to $1,967,000 for the first six months of 2002. The increase in service charges on deposit accounts was primarily due to management emphasis placed on full collection of returned check fees in 2002.

        Trust fees from the operation of the trust department of the Bank increased $3,000, or 2.5%, from $120,000 during the second quarter of 2001 to $123,000 during the same period in 2002, and decreased $16,000, or 6.0%, from $268,000 for the first six months of 2001 to $252,000 for the first six months of 2002. The overall decrease was primarily the result of non-recurring income recorded in the first quarter of 2001.

        Other income is the sum of several components of noninterest income including other customer service fees, brokerage service fees, credit and debit card income, safe deposit box rental income, Bank Owned Life Insurance ("BOLI") income and other sources of miscellaneous income. Other income increased $49,000, or 12.9%, from $379,000 during the second quarter of 2001 to $428,000 during the second quarter of 2002, and increased $262,000, or 41.8%, from $627,000 for the first six months of 2001 to $889,000 for the corresponding period in 2002. The increase in 2002 is primarily due to income generated from the BOLI, which was purchased in March 2001. The period ended June 30, 2001 includes four months of income and the period ended June 30, 2002 includes six months of income. The increase in 2002 is also due to an increase in mortgage income. The Bank had limited involvement in this market in early 2001 and, beginning in late 2001, began to increase the level of participation in this market.

Noninterest Expenses

        Total noninterest expenses decreased $927,000, or 14.0%, from $6,642,000 during the second quarter of 2001 to $5,715,000 during the second quarter of 2002, and decreased $2,095,000, or 15.4%, from $13,587,000 during the first six months of 2001 to $11,492,000 during the first six months of 2002.

        Salaries and employee benefits, the largest single component of noninterest expense, decreased $139,000, or 5.2%, from $2,690,000 for the second quarter of 2001 to $2,551,000 for the corresponding period of 2002, and decreased $523,000, or 9.4%, from $5,555,000 for the six-month period ended June 30, 2001, to $5,032,000 for the corresponding period of 2002. The decrease was primarily a result of efficiencies created after the completion of the Acquisition of the Company by State National and the Lubbock Merger.

        Amortization of intangible assets decreased $550,000, or 53.8%, from $1,022,000 during the second quarter of 2001 to $472,000 during the second quarter of 2002, and decreased $1,100,000, or 53.8%, from $2,044,000 for the first six months of 2001 to $944,000 for the first six months of 2001. The majority of the decrease is due to the adoption of FAS 142. This statement of accounting standard requires that goodwill no longer be amortized beginning January 1, 2002. The balance of intangible amortization expense at June 30, 2001 included $913,000 of amortization related to goodwill. The remainder of the decrease is due to the overall decrease in core deposit intangible amortization expense. As core deposit intangibles are amortized using an accelerated method, the amortization expense will decrease each year over the first half of the life of the core deposit intangible balances.

        Net occupancy expense increased $13,000, or 1.4%, from $928,000 for the second quarter of 2001 to $941,000 for the same period in 2002, and increased $30,000, or 1.62%, from $1,852,000 for the first six months of 2001 to $1,882,000 for the first six months of 2002. The increase in net occupancy expense is primarily due to increased janitorial expense associated with a thorough clean up of old documents relating to the Company before the Acquisition of the Company by State National. Several storage facilities, which stored some very old records, were cleaned out and many of the old documents were eliminated or moved to different storage facilities. The increase in expense is also related to clean up costs associated with an event of flooding that occurred at one of the Abilene branches. These increases were partially offset by decreases in furniture and equipment depreciation.

        Professional fees, which include legal, accounting and other professional fees, decreased $88,000, or 34.0%, from $259,000 during the second quarter of 2001 to $171,000 during the second quarter of 2002, and decreased $199,000, or 36.1%, from $552,000 during the first six months of 2001 to $353,000 for the corresponding period of 2002, due primarily to nonrecurring accounting fees in the first quarter of 2001 associated with various regulatory filings that were required as a result of the Lubbock Merger.

        Distributions on guaranteed preferred beneficial interests in the Company's subordinated debentures totaled $279,000 for the second quarter of 2001, and $280,000 for the second quarter 2002, and totaled $559,000 for the first six month of 2001 and $560,000 for the first six months of 2002.

        Communication expense decreased $31,000 or 13.8% from $224,000 in the second quarter of 2001 to $193,000 in the second quarter of 2002, and decreased $37,000 or 8.4% from $443,000 in the first six months of 2001 to $406,000 for the corresponding period of 2002. The decrease is primarily due to efficiencies created over time, after the completion of the Lubbock Merger and the Acquisition of the Company by State National.

        Data processing expense decreased $19,000 or 12.4% from $153,000 in the second quarter of 2001 to $134,000 in the second quarter of 2002, and decreased $42,000 or 12.5% from $337,000 in the first six months of 2001 to $295,000 for the corresponding period of 2002. The decrease is primarily due to efficiencies created over time, after the completion of the Lubbock Merger and the Acquisition of the Company by State National.

        Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net revenues of $17,000 in the second quarter of 2002 as compared to net costs of $9,000 in the second quarter of 2001 and recorded net revenue of $2,000 for the first six months of 2002 as compared to net revenue of $12,000 for the same period in 2001. The net revenue recorded in the second quarter of 2002 was related to the sale of other repossessed assets which were acquired many years ago, before the Acquisition of the Company by State National. These assets had been written off before the Acquisition due to the length of time the assets were on the books, so the entire sale was recorded as a gain.

        Merger-related expenses decreased from $51,000 in the first six months of 2001 to $0 in the same period in 2002. The merger related expenses in the first half of 2001 were related to the Lubbock Merger.

        Other noninterest expense includes, among many other items, stationary, printing and supplies expense, advertising and business development expense, postage, loan and collection expenses, armored car and courier fees, travel, insurance, ATM transaction expenses, regulatory examinations, franchise taxes, dues and subscriptions, Federal Deposit Insurance Corporation ("FDIC") insurance expense and directors' fees. These expenses decreased $90,000, or 8.4%, from $1,078,000 during the second quarter of 2001 to $988,000 during the second quarter of 2002, and decreased $185,000, or 8.4%, from $2,206,000 for the first six months of 2001 to $2,021,000 for the first half of 2002. The decrease in other expenses is primarily due to efficiencies created over time, after the completion of the Lubbock Merger and the Acquisition of the Company by State National.

Federal Income Taxes

        The Company recorded a federal income tax benefit of $993,000 in the second quarter of 2001 compared to $566,000 in federal income tax expense in the second quarter of 2002, and recorded a federal income tax benefit of $1,375,000 in the first six months of 2001 as compared to $1,038,000 in federal income tax expense in the same period for 2002. The benefit recorded during the first six months of 2001 was due to the increased provision for loan losses, causing a loss for the period.

Impact of Inflation

        The effects of inflation on the local economy and on the Company's operating results have been relatively modest during the past several years. Because substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate-sensitive assets and liabilities. See "Analysis of Financial Condition—Interest Rate Sensitivity" herein.

Analysis of Financial Condition

Assets

        Total assets decreased $52,530,000, or 8.2%, from $637,383,000 at December 31, 2001, to $584,853,000 at June 30, 2002. The decrease in assets was driven primarily by a decrease in deposits of $39,000,000 and an impairment of goodwill totaling $15,642,000 during the first six months of 2002.

Cash and Cash Equivalents

        The amount of total cash and cash equivalents decreased $12,258,000, or 26.3%, from $46,590,000 at December 31, 2001, to $34,332,000 at June 30, 2002. The decrease in total cash and cash equivalents during the period is due primarily to a decrease in deposits totaling $39,000,000. This decrease in deposits was partially offset by the net inflow of cash received from loan repayments totaling $24,432,000.

Securities

        Securities remained virtually unchanged, from $216,112,000 at December 31, 2001, to $216,043,000 at June 30, 2002; a decrease of $69,000.

        The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company's current investment policy provides for the purchase of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities having average maturities of twelve years or less and for the purchase of state, county and municipal agencies' securities with maximum maturities of 10 years. The Company's policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. All securities totaling $216,043,000 are classified as available-for-sale and are carried at fair value at June 30, 2002. The decision to sell securities classified as available-for-sale is based upon management's assessment of changes in economic or financial market conditions.

        Certain of the Company's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 2002, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $37,584,000, or 17.4% of the total securities portfolio.

        The following table summarizes the amounts and the distribution of the Company's securities held at the dates indicated.

	June 30, 2002		December 31, 2001
	Amount	%	Amount	%
	(Dollars in thousands)
Carrying value:
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$146,141	67.6%	$136,025	62.9%
Mortgage-backed securities and collateralized mortgage obligations	59,349	27.5	69,735	32.3
Obligations of states and political subdivisions	6,729	3.1	7,109	3.3
Other securities	3,824	1.8	3,243	1.5

Total carrying value of securities	$216,043	100.0%	$216,112	100.0%

Total fair value of securities	$216,043		$216,112

        The following table provides the maturity distribution and weighted average interest rates of the Company's total securities portfolio at June 30, 2002. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of previous securities classified as held-to-maturity was their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

Type and Maturity Grouping at June 30, 2002	Principal Amount	Carrying Value	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations:
Within one year	$28,101	$28,327	$28,327	3.49%
After one but within five years	109,515	113,032	113,032	4.97%
After five but within ten years	4,312	4,782	4,782	6.98%

Total U.S. Treasury securities and obligations of U.S. Government agencies and corporations	141,928	146,141	146,141	4.75%

Mortgage-backed securities and collateralized mortgage obligations	58,363	59,349	59,349	5.67%

Obligations of states and political subdivisions:
Within one year	412	419	419	6.97%
After one but within five years	4,614	4,683	4,683	7.60%
After five but within ten years	1,456	1,496	1,496	6.79%
After ten years	120	131	131	8.02%

Total obligations of states and political subdivisions	6,602	6,729	6,729	7.39%

Other securities:
Within one year	0	0	0	0.00%
After one but within five years	0	0	0	0.00%
After five but within ten years	0	0	0	0.00%
After ten years	3,824	3,824	3,824	1.73%

Total other securities	3,824	3,824	3,824	1.73%

Total securities	$210,717	$216,043	$216,043	5.03%

Loan Portfolio

        Total loans, net of unearned income, decreased $24,250,000, or 8.0%, from $304,246,000 at December 31, 2001, to $279,996,000 at June 30, 2002. The decrease during the first six months of 2002 was primarily a result of the seasonality of agriculture loans and paydowns in other loan categories with fewer renewals occurring due to current economic conditions.

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

        The following table presents the Company's loan balances at the dates indicated separated by loan types.

	June 30, 2002	December 31, 2001
	(In thousands)
Real estate loans	$134,606	$135,544
Commercial loans	87,195	98,129
Loans to individuals	29,716	37,873
Agriculture and other loans	28,490	32,724

Total loans	280,007	304,270
Less unearned income	11	24

Loans, net of unearned income	$279,996	$304,246

        Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at June 30, 2002, except for those described above and a geographic concentration of loans in West and North Texas. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 2002.

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

        The following table presents the distribution of the maturity of the Company's loans and the interest rate sensitivity of those loans, excluding loans to individuals, at June 30, 2002. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

	One Year and Less	One to Five Years	Over Five Years	Total Carrying Value
	(In thousands)
Real estate loans	$66,209	$57,974	$10,423	$134,606
Commercial loans	72,320	13,944	931	87,195
Agriculture and other loans	26,217	2,066	207	28,490

Total loans	$164,746	$73,984	$11,561	$250,291

With fixed interest rates	$40,496	$64,918	$8,749	$114,163
With variable interest rates	124,250	9,066	2,812	136,128

Total loans	$164,746	$73,984	$11,561	$250,291

Allowance for Loan Losses

        Implicit in the Company's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the Company's loan portfolio, additions are made to the Company's allowance for loan losses (the "allowance"). The allowance is created by direct charges against income (the "provision" for loan losses), and the allowance is available to absorb loan losses. See "Analysis of Results of Operations—Provision for Loan Losses" above.

        The allowance is reduced by loan charge-offs, increased by recoveries of loans previously charged off and increased or decreased by the loan loss provision to arrive at a balance determined by management to be appropriate. The Company's allowance was $6,906,000, or 2.5% of loans, net of unearned income, at June 30, 2002, compared to $6,525,000, or 2.2% of loans, net of unearned income, at December 31, 2001.

        Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company's practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Company charged off $485,000 and $668,000 in loans during the second quarter and first six months of 2002, respectively. Recoveries during the second quarter and first six months of 2002 were $184,000 and $1,204,000, respectively.

        The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and six-month periods ended June 30, 2002 and 2001.

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Analysis of allowance for loan losses:
Balance, beginning of period	$7,547	$9,256	$6,525	$8,379
Provision for loan losses	(340)	2,930	(155)	4,565

	7,207	12,186	6,370	12,944

Loans charged off:
Real estate loans	0	0	0	0
Commercial loans	367	3,789	397	4,259
Loans to individuals	118	401	271	635
Agriculture other loans	0	2,767	0	2,892

Total charge-offs	485	6,957	668	7,786

Recoveries of loans previously charged off:
Real estate loans	0	2	0	2
Commercial loans	147	110	1,122	141
Loans to individuals	37	40	82	80
Agriculture and other loans	0	6	0	6

Total recoveries	184	158	1,204	229

Net loans charged off (recovered)	301	6,799	(536)	7,557

Balance, at June 30	$6,906	$5,387	$6,906	$5,387

Average loans outstanding, net of unearned income	$277,502	$329,721	$282,771	$342,646

Ratio of nonperforming loans to total loans, net of unearned income, at end of period	2.20%	1.83%	2.20%	1.83%

Ratio of net loan charge-offs (recoveries) to average loans outstanding, net of unearned income (annualized)	0.43%	8.25%	(0.38)%	4.41%

Ratio of allowance for loan losses to nonperforming loans, at end of period	111.97%	116.91%	111.97%	116.91%

Ratio of allowance for loan losses to total loans, net of unearned income, at end of period	2.47%	1.72%	2.47%	1.72%

        The increase in the balance of the allowance from June 30, 2001 to June 30, 2002, is primarily due to the recording of $1,204,000 in recoveries. The majority of the recovery during the first half of 2002 was related to a substantial loan charge off of a particular large relationship, which occurred in the second quarter of 2001. Settlement of negotiation occurred in the first quarter of 2002 and a portion of the loan balance, which was previously charged off, was recovered.

        The amount of the allowance is established by management, based upon estimated risks inherent in the existing loan portfolio. The allowance is comprised of three components: specific reserves on specific problem loans, historical loss percentages applied to pools of loans with similar characteristics, and an unallocated portion. Management reviews the loan portfolio on a periodic basis to evaluate potential problem loans. This review encompasses management's estimate of current economic conditions and the potential impact on various industries, prior loan loss experience and the financial conditions of individual borrowers. Loans that have been specifically identified as problem or nonperforming loans are reviewed on at least a quarterly basis, and management critically evaluates the prospect of ultimate losses arising from such loans, based on the borrower's financial condition and the value of available collateral. When a risk can be specifically quantified for a loan, that amount is specifically allocated in the allowance. In addition, the Company allocates the allowance based upon the historical loan loss experience of the different types of loans. Despite such allocation, both the allocated and unallocated portions of the allowance are available for charge-offs for all loans.

        At June 30, 2002 and December 31, 2001, loans identified as being impaired consisted of loans placed on non-accrual status.

        At June 30, 2002 and December 31, 2001, the recorded investment in loans that are considered to be impaired under FAS 114 was approximately $6,168,000 and $5,581,000, respectively. Included in this amount at June 30, 2002 and December 31, 2001, was approximately $5,391,000 and $4,710,000, respectively, of impaired loans for which the related specific reserve for loan losses was approximately $1,242,000 and $1,190,000, respectively. Impaired loans of $777,000 and $871,000 at June 30, 2002 and December 31, 2001, respectively, did not have a specific reserve for loan losses.

        The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 2002, and December 31, 2001.

	June 30, 2002		December 31, 2001
	Amount of Allowance Allocated to Category	Percent of Loans by Category to Loans, Net of Unearned Income	Amount of Allowance Allocated to Category	Percent of Loans by Category to Loans, Net of Unearned Income
	(Dollars in thousands)
Real estate loans	$1,225	48.1%	$1,092	44.5%
Commercial loans	1,712	31.1	1,714	32.3
Loans to individuals	819	10.6	868	12.4
Agriculture and other loans	228	10.2	19	10.8

Total allocated	3,984	100.0%	3,693	100.0%

Unallocated	2,922		2,832

Total allowance for possible loan losses	$6,906		$6,525

Loan Review Process

        The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed herein, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are usually in the process of being charged off. There were no loans designated as loss at June 30, 2002.

        In addition to the internally classified loans, the Bank also has a "watch list" of loans that further assists management in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at June 30, 2002, were current and paying in accordance with loan terms. See "Nonperforming Assets" herein.

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

        The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at June 30, 2002, and December 31, 2001.

	June 30, 2002	December 31, 2001
	(In thousands)
Nonaccrual loans	$6,168	$5,581
Accruing loans contractually past due over 90 days	58	223
Restructured loans	20	29
Other real estate and other repossessed assets	630	691

Total nonperforming assets	$6,876	$6,524

        The gross interest income that would have been recorded during the second quarter and first six months of 2002 on the Company's nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $99,000 and $189,000, respectively. No interest income was actually recorded (received) on loans that were on nonaccrual during the six month period ended June 30, 2002.

        A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The Company does not believe it has any potential problem loans other than those reported in the previous table or those included on the watch list as discussed above.

Intangible Assets

        Intangible assets decreased $16,475,000, or 37.7%, from $43,719,000 at December 31, 2001, to $27,244,000 at June 30, 2002. This decrease was primarily due to the impairment of goodwill of $15,642,000 recorded in the first quarter of 2002. The remaining decrease is caused by core deposit intangible amortization expense recorded during the first six months of 2002.

Premises and Equipment

        Premises and equipment decreased $480,000, or 3.1%, during the first six months of 2002, from $15,380,000 at December 31, 2002, to $14,900,000 at June 30, 2002. The decrease was primarily due to depreciation recorded during 2002 totaling $746,000. This decrease was partially offset by additions to premises and equipment in 2002 of $317,000.

Accrued Interest Receivable

        Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $779,000, or 14.6%, from $5,321,000 at December 31, 2001, to $4,542,000 at June 30, 2002. The decrease was primarily a result of a decrease in loans, primarily agricultural, on which significant principal and interest payments are normally received after December 31, and the reclassification during the period of certain loans to nonaccrual status where interest previously accrued is reversed. Of the total balance at June 30, 2002, $2,087,000, or 46.0%, was interest accrued on loans and $2,455,000, or 54.0%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 2001, were $2,953,000, or 55.5%, and $2,368,000, or 44.5%, respectively.

Other Real Estate and Other Repossessed Assets

        Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At June 30, 2002, and December 31, 2001, other real estate and other repossessed assets had an aggregate book value of $630,000 and $691,000, respectively. Other real estate and other repossessed assets decreased $61,000, or 8.8%, during the first six months of 2002. Of the June 30, 2002 balance, $496,000 represents four commercial and agricultural properties, $94,000 represents three residential properties, and $40,000 represents thirteen repossessed vehicles and other equipment.

Other Assets

        The balance of other assets increased $2,223,000, or 18.8% to $14,072,000 at June 30, 2002, from $11,849,000 at December 31, 2001, as a result of the additional purchase of bank owned life insurance on various officers of the Bank.

Deposits

        The Bank's lending and investing activities are funded almost entirely by core deposits, 57.3% of which are demand, savings and money market deposits at June 30, 2002. Total deposits decreased $39,000,000, or 7.2%, from $544,030,000 at December 31, 2001, to $505,030,000 at June 30, 2002. The decrease was primarily due to decreases in interest rates provided for deposit accounts. The Bank does not have any brokered deposits.

        The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters and six-month periods ended June 30, 2002 and 2001.

	Quarter Ended June 30,				Six Month Period Ended June 30,
	2002		2001		2002		2001
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)				(Dollars in thousands)
Noninterest-bearing demand deposits	$100,563	—%	$95,510	—%	$101,990	—%	$95,362	—%
Interest-bearing demand, savings and money market deposits	187,796	0.84%	183,460	2.01%	189,383	0.88%	185,218	2.37%
Time deposits of less than $100,000	145,535	3.01%	188,594	5.62%	150,432	3.24%	192,233	5.79%
Time deposits of $100,000 or more	75,664	3.23%	115,173	5.98%	78,782	3.46%	115,801	6.09%

Total deposits	$509,558	1.65%	$582,737	3.64%	$520,587	1.78%	$588,614	3.83%

        The maturity distribution of time deposits of $100,000 or more at June 30, 2002 is presented below.

At June 30, 2002
(In thousands)
3 months or less	$30,704
Over 3 through 6 months	18,632
Over 6 through 12 months	18,245
Over 12 months	6,655

Total time deposits of $100,000 or more	$74,236

        Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company's future earnings because of interest rate sensitivity.

At June 30, 2002, and December 31, 2001, deposits of $100,000 or more represented approximately 14.7% and 16.3%, respectively, of the Company's total assets.

Fed Funds Purchased and Securities Sold Under Agreement to Repurchase

        The balance of fed funds purchased and securities sold under agreement to repurchase decreased $17,000, or 11.3%, from $151,000 at December 31, 2001 to $134,000 at June 30, 2002.

Accrued Interest Payable

        Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $621,000, or 42.5%, from $1,462,000 at December 31, 2001, to $841,000 at June 30, 2002, due to a decrease in interest-bearing deposit balances as well as decreases in interest rates being paid on interest-bearing time deposits during the first half of 2002.

Other Liabilities

        The most significant components of other liabilities are amounts accrued for various types of expenses and current and deferred federal income taxes payable. The balance of other liabilities increased $120,000 or 2.2%, from $5,441,000 at December 31, 2001, to $5,561,000 at June 30, 2002.

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

        The Company's ratios of interest-sensitive assets to interest-sensitive liabilities, as shown in the following table, are 47.4% at the 90-day interval, 48.2% at the 180-day interval and 55.2% at the 365-day interval at June 30, 2002. Currently, the Company is in a liability-sensitive position at the three intervals. However, the Company had $289,544,000 of interest-bearing demand, savings and money market deposits at June 30, 2002, on which, from the Company's experience, interest rates change more slowly. Therefore, excluding these types of deposits, the Company's interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 137.4% at June 30, 2002. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

        The following table shows the interest rate sensitivity position of the Company at June 30, 2002.

	Cumulative Volumes Subject to Repricing Within			Volumes Subject to Repricing After 1 Year
	90 Days	180 Days	365 Days		Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$14,472	$14,472	$14,472	$—	$14,472
Securities	28,048	43,549	78,578	137,465	216,043
Loans, net of unearned income	135,990	147,586	174,281	105,714	279,995

Total interest-earning assets	178,510	205,607	267,331	243,179	510,510

Interest-bearing liabilities:
Demand, savings and money market deposits	289,544	289,544	289,544	—	289,544
Securities Sold Under Agreement to Repurchase	134	134	134	—	134
Time deposits	86,735	136,987	194,409	21,077	215,486

Total interest-bearing liabilities	376,413	426,665	484,087	21,077	505,164

Rate-sensitivity gap(1)	$(197,903)	$(221,058)	$(216,756)	$222,102	$5,346

Rate-sensitivity ratio(2)	47.4%	48.2%	55.2%

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

	Net Interest Income Period Ended June 30,
Changes in Interest Rates
	2002	2001
+200	5.5%	9.5%
+100	3.8%	5.6%
0	0.0%	0.0%
-100	(5.2)%	(5.0)%
-200	(7.5)%	(9.5)%

        The results are within the policy limits established by the Bank's Board of Directors.

Selected Financial Ratios

        The following table presents selected financial ratios (annualized) for the quarters and six-month periods ended June 30, 2002 and 2001.

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2002	2001	2002	2001
Income (loss) Before Cumulative Effect of a Change in Accounting Principle to:
Average assets	0.87%	(1.29)%	0.70%	(0.95)%
Average interest-earning assets	1.01	(1.51)	0.82	(1.11)
Average stockholder's equity	8.30	(11.41)	6.20	(8.22)
Net income (loss) to:
Average assets	0.87	(1.29)	(4.45)	(0.95)
Average interest-earning assets	1.01	(1.51)	(5.22)	(1.11)
Average stockholder's equity	8.30	(11.41)	(39.29)	(8.22)
Dividend payout(1) to:
Net income	N/A	N/A	N/A	N/A
Average stockholder's equity	N/A	N/A	N/A	N/A
Average stockholder's equity to:
Average total assets	10.53	11.28	11.33	11.51
Average loans(2)	22.32	23.10	24.32	23.06
Average total deposits	12.16	13.07	13.21	13.43
Average interest-earning assets to:
Average total assets	86.38	85.42	85.32	85.18
Average total deposits	99.74	98.98	99.45	99.33
Average total liabilities	98.59	98.07	98.22	98.03
Ratio to total average deposits of:
Average loans(2)	54.46	56.58	54.32	58.21
Average noninterest bearing deposits	19.74	16.39	19.59	16.20
Average interest-bearing deposits	80.26	83.61	80.41	83.80
Total interest expense to total interest income	27.01	51.20	28.72	50.87
Efficiency Ratio(3)	68.92	83.22	68.86	81.28

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

Liquidity

The Bank

        Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $26,945,000 and $28,258,000 during the second quarter and first six months of 2002, respectively, and $32,132,000 and $34,010,000 during the second quarter and first six months of 2001, respectively. These amounts comprised 4.6% and 4.7% of average total assets during the second quarter and first six months of 2002, respectively, and 4.8% and 5.0% of average total assets during the second quarter and first six months of 2001, respectively.

        The average level of securities, interest-earning time deposits in other banks and federal funds sold was $230,718,000 and $234,955,000 during the second quarter and first six months of 2002, respectively, and $247,044,000 and $242,014,000 during the second quarter and first six months of 2001, respectively.

        No securities were sold during the quarter and the six-month period ended June 30, 2002 and a total of $59,919,000 of securities classified as available-for-sale were sold during the quarter and six-month period ended June 30, 2001. At June 30, 2002, $28,746,000, or 13.3%, of the Company's securities portfolio, excluding mortgage-backed securities, matured within one year, and $117,715,000, or 54.5%, excluding mortgage-backed securities, matured after one but within five years. The Bank's commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates. At June 30, 2002, approximately $174,281,000, or 62.2%, of the Company's loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $164,746,000, or 58.8%, of the Company's loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See "Analysis of Financial Condition—Loan Portfolio" above.

        On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the second quarter and first six months of 2002, the Company's average deposits were $509,558,000 and $520,587,000, or 86.6% and 85.8%, of average total assets, respectively, compared to $582,737,000 and $588,614,000, or 86.3% and 85.8% of average total assets, respectively, during the second quarter and first six months of 2001. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See "Analysis of Financial Condition—Deposits" above.

The Company

        The Company depends on the Bank for liquidity in the form of cash flow, primarily to meet distribution requirements on the Company's subordinated debentures, which payments, in turn, are used to meet distribution requirements on Independent Capital's Trust Preferred Securities and to cover other operating expenses. The Company's immediate liquidity needs have been and can continue to be satisfied by advances from the Company's parent company.

        The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities. Dividends paid by the Bank to Independent Financial during the second quarter and first six months of 2002 were $0 and $0, respectively; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $9,000 and $17,000, respectively, during the same time periods of 2002. Dividends paid by the Bank to Independent Financial during the second quarter and first six months of 2001 were $0 and $700,000, respectively; in turn, Independent Financial and Independent Capital paid dividends to the Company of $8,000 and $717,000, respectively, during the same time periods. At June 30, 2002, there were no dividends available for payment to Independent Financial by the Bank without first obtaining regulatory approval.

        Current tax liabilities totaling $672,000 and $1,242,000 were paid by the Bank to the Company during the second quarter and the six month period ended June 30, 2002. There were no current tax liabilities generated by the Bank during the second quarter and the six month period ended June 30, 2001 due to the pre-tax loss incurred by the Bank.

Capital Resources

        At June 30, 2002, stockholders' equity totaled $62,361,000, or 10.7% of total assets, compared to $75,381,000, or 11.8% of total assets, at December 31, 2001.

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

        Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company's risk-based capital and leverage ratios and a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at June 30, 2002.

June 30, 2002 (In thousands)
Tier 1 capital	$45,472
Tier 2 capital	4,089

Total capital	$49,561

Net risk-weighted assets	$324,331

Adjusted quarterly average assets	$558,969

	Regulatory Minimum	"Well Capitalized" Minimum	Actual Ratios at June 30, 2002
The Company
Tier 1 capital to net risk-weighted assets ratio	4.00%	6.00%	14.02%
Total capital to net risk-weighted assets ratio	8.00	10.00	15.28
Leverage ratio	4.00	5.00	8.13
The Bank
Tier 1 capital to net risk-weighted assets ratio	4.00%	6.00%	14.29%
Total capital to net risk-weighted assets ratio	8.00	10.00	15.55
Leverage ratio	4.00	5.00	8.36

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Company and the Bank were both "well capitalized" at June 30, 2002.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

        From time to time, the Company is a party in litigation proceedings incidental to the normal course of its business. In the opinion of management, the ultimate liability, if any, resulting from known, current litigation, either singularly or in the aggregate, would not reasonably be expected to have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities.

        None

Item 3. Defaults upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    99.1 Chief Executive Officer and Chief Financial Officer Certification

  (b)
  Reports on Form 8-K

    Current Report on Form 8-K dated May 10, 2002, reporting the dismissal of the Company's external independent public accountant, Ernst & Young LLP.

    Current Report on Form 8-K dated June 27, 2002, reporting the engagement of Deloitte & Touche, LLP by the Company as the Company's external independent public accountant for the year 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	Independent Bankshares, Inc. (Registrant)
	By:	/s/ DON E. COSBY Don E. Cosby Executive Vice President & Chief Financial Officer (Duly authorized Officer and Principal Financial Officer)

QuickLinks

PART I FINANCIAL INFORMATION
INDEPENDENT BANKSHARES, INC. A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS JUNE 30, 2002 AND DECEMBER 31, 2001 (In Thousands)
INDEPENDENT BANKSHARES, INC. A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE QUARTERS AND SIX MONTH PERIOD ENDED JUNE 30, 2002 AND 2001 (Unaudited) (In Thousands)
INDEPENDENT BANKSHARES, INC. A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTH PERIODS ENDED JUNE 30, 2002 and 2001 (Unaudited) (In Thousands)
INDEPENDENT BANKSHARES, INC. NOTES TO INTERIMCONSOLIDATED FINANCIAL STATEMENTS
PART II OTHER INFORMATION
SIGNATURE