Form 10-K
period 2002-12-31
INDEPENDENT BANKSHARES INC
filed 2003-03-31
CIK 318870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 0-10196

INDEPENDENT BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas	75-1717279
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1617 Broadway Lubbock, Texas	79408
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (806) 749-1850

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
8.5% Cumulative Trust Preferred Securities, Guaranteed by Independent Bankshares, Inc., Stated Value $10.00	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.25 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                     Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Act).     Yes   ☐  No  ☒

On March 7, 2003, all of the shares of the Registrant’s voting stock was held indirectly by State National Bancshares, Inc. and thus no shares were held by non-affiliates of the Registrant. At March 7, 2003, 2,273,674 shares of the Registrant’s common stock, $0.25 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report: None

PART I

Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties.  Actual results of Independent Bankshares, Inc. and its subsidiaries may differ materially from the results discussed in the forward-looking statements.  Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report and are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements - Cautionary Language.”

ITEM 1.     BUSINESS

General

Independent Bankshares, Inc., a Texas corporation (the “Company”), is a bank holding company headquartered in Lubbock, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas (“State National”). At December 31, 2002, the Company owned all of the common securities of Independent Capital Trust (“Independent Capital”) and indirectly owned, through a Delaware subsidiary, Independent Financial Corp. (“Independent Financial”), 100% of the stock of State National Bank, Lubbock, Texas (the “Bank” or the “Lubbock Bank”) and 100% of the stock of Twoenc, Inc. (“Twoenc”) a subsidiary of the bank used for holding certain foreclosed assets of the Bank. At December 31, 2002, the Bank operated full-service banking locations in the Texas cities of Abilene (four locations), Azle (two locations), Big Spring, Lubbock (three locations), Odessa (two locations), Plainview, San Angelo, Stamford and Winters.

The Company’s primary activities are to assist the Bank in the management and coordination of its financial resources.

At December 31, 2002, the Company had, on a consolidated basis, total assets of $558,287,000, total deposits of $482,643,000, total loans, net of unearned income, of $287,302,000 and total stockholder’s equity of $58,593,000.

The Company’s complete mailing address is 1617 Broadway, Lubbock, Texas 79408, and the telephone number is (806) 749-1850.

Acquisition of the Company

On August 11, 2000, State National acquired 100% of the issued and outstanding common stock of the Company, pursuant to the terms of an Agreement and Plan of Reorganization, dated as of March 1, 2000 (“the Acquisition”), between the Company and State National. Pursuant to the Merger Agreement, New FSB, Inc., a wholly owned subsidiary of State National merged with and into the Company, with the Company surviving the Acquisition as a wholly owned subsidiary of State National. As a result of the Acquisition, each share of the Company’s common stock was exchanged into the right to receive $20.0165 in cash, representing total aggregate merger consideration of approximately $45,510,000.  State National obtained the funds for the purchase of the Company’s common stock from (i) the sale of shares of State National’s common stock to certain qualified investors and (ii) from a $10,000,000 advance on State National’s line of credit (“Loan”) with the Amarillo National Bank, Amarillo, Texas.  The Loan bore interest at the rate equal to the prime rate as established by J.P. Morgan/Chase. The Loan was secured by all of the common stock of the indirect bank subsidiaries of State National, including the Bank.  During 2002, the remaining principal balance plus interest was paid in full.

Reorganizations

United Bank & Trust. On October 24, 2000, State National, the owner of all the common stock of the Company, contributed to the Company, and the Company, in turn, contributed to Independent Financial, all of the capital stock of United Bank & Trust, of Abilene, Texas, a Texas banking association (“UB&T”).  UB&T was a community bank that offered interest and noninterest bearing depository accounts and made consumer and commercial loans.  On November 9, 2000, UB&T was then merged (the “UB&T Merger”) with and into First State Bank, National Association, Abilene, Texas, the Company’s subsidiary bank (“First State”).  In addition, immediately after the merger, the name of the combined bank was changed to State National Bank of West Texas, Abilene, Texas (the “Abilene Bank”).  There was no merger consideration paid because, prior to the transactions, the Company and UB&T were both direct and or indirect subsidiaries of State National.  The merger was accounted for similar to a pooling of interests.  As a result of the merger, the balance sheet and results of operations of UB&T have been included in the Company’s consolidated financial statements since August 11, 2000, the date of the Acquisition.  At August 11, 2000, UB&T had total assets of $112,806,000, and total deposits of $93,946,000, total loans of $70,230,000 and total stockholder’s equity of $16,729,000.

State National Bank. On February 28, 2001, State National contributed its ownership interest in the Lubbock Bank to the Company. The Company in turn, contributed to Independent Financial, all of the capital stock of the Lubbock Bank. The Lubbock Bank is a community bank that offers interest and noninterest-bearing depository accounts and makes consumer and commercial loans.  On March 9, 2001, the Abilene Bank was merged with and into the Lubbock Bank (the “Lubbock Merger”).  The Lubbock Bank continued as the surviving entity in the merger and is an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the transactions, the Abilene Bank and the Lubbock Bank were both direct or indirect subsidiaries of State National.  The merger was accounted for similar to a pooling of interests.  As a result of the merger, the balance sheet and results of operations of the Lubbock Bank have been included in the Company’s consolidated financial statements since August 11, 2000, the date of the Acquisition.  At August 11, 2000, the Lubbock Bank had total assets of $210,409,000, total deposits of $190,828,000, total loans of $121,130,000 and stockholder equity of $18,405,000.

The Bank

General. The Company conducts substantially all of its business through the Bank and its various branches in Texas.  Each of the Bank’s branches is an established franchise in its respective service area. The combined branches in Abilene had the fifth largest total deposits of 11 financial institutions operating in Taylor County, at June 30, 2002, the latest date for which information is available.  The combined branches in Azle had the 27th largest total deposits of 52 financial institutions operating in Tarrant County at June 30, 2002. The branch in Big Spring had the third largest total deposits of the six financial institutions operating in Howard County at June 30, 2002.  The combined branches in Lubbock had the ninth largest total deposits of 17 financial institutions operating in Lubbock County at June 30, 2002. The combined branches in Odessa had the seventh largest total deposits of 11 financial institutions operating in Ector County at June 30, 2002. The branch in Plainview had the fourth largest total deposits of the six financial institutions operating in Hale County at June 30, 2002.  The branch in San Angelo had the tenth largest total deposits of 13 financial institutions operating in Tom Green County at June 30, 2002.  The branch in Stamford had the third largest total deposits of five financial institutions operating in Jones County at June 30, 2002.  The branch in Winters had the sixth largest total deposits of seven financial institutions operating in Runnels County at June 30, 2002.  The Bank, through its branches, operates as a community bank focusing on long-term relationships with customers and providing individualized quality service.  Reflecting its community-banking heritage, the Bank has a stable deposit base from customers located within its Texas market area. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent provided by law.

At December 31, 2002, the Bank had total assets of $557,883,000, total deposits of $482,701,000, total loans, net of unearned income, of $287,302,000, and total stockholder’s equity of $70,009,000.

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

The Bank makes home improvement, home equity and real estate loans and provides safe deposit services.  As a result of sharing arrangements with the Pulse automated teller machine system network, the Bank provides 24-hour routine banking services through automated teller machines (“ATMs”).  The Pulse network provides ATM accessibility throughout the United States.  The Bank also offers investment services and banking by phone, personal computer or the Internet.

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

Branch Sales. On July 1, 2002 the Bank sold its branch in Bangs, Texas to an unrelated financial institution.  At July 1, 2002 the branch had total assets of $1,609,000, total loans, net of allowance for loan loss of $1,263,000 and total deposits of $5,194,000.  A loss of $21,000 was recorded related to this transaction.  Net income for this branch for the period ended June 30, 2002 was $44,000.

On October 11, 2002 the Bank sold it branch in Trent, Texas to an unrelated financial institution.  At October 11, 2002, the branch had total assets of $1,582,000, total loans, net of allowance for loan loss of $1,446,000 and total deposits of $9,164,000.  A loss of $13,000 was recorded related to this transaction.  Net income for this branch for the period ended June 30, 2002 was $43,000.

The Company has sold some of its smaller branches in an effort to streamline its services and concentrate on the larger market areas.

Other Subsidiaries

At the present time, the Company does not have any subsidiaries other than Independent Capital, Independent Financial, the Bank and Twoenc.

Business Objectives and Strategy

The Company’s principal business objectives are to increase its profitability and shareholder value by building a valuable Texas banking franchise using core deposits as a funding base to support local commercial and consumer lending programs.  The Company employs several strategies, including the following, to accomplish its objectives:

Sophistication and Breadth of Products; Personal Services.  The Company’s goal is to provide customers with the business sophistication and breadth of products of a regional financial services company, while retaining the special attention to personal service and the local appeal of a community bank. The Company believes that, as a result of consolidation in the financial industry within the Company’s marketplace, there are few financial institutions in its market area that have larger lending limits than the Company that are also willing to provide the personal customer service that the Company is committed to providing to its customers.

Decentralized Decision Making.  The Company’s decentralized decision making authority, vested in the president and senior officers of the Abilene, Azle, Lubbock and Odessa branches allows for rapid response time and flexibility in dealing with customer requests and credit needs.

Efficient and Convenient Delivery Systems.  The Company’s efforts to maintain and expand efficient and convenient delivery systems for its products and services have included the introduction of computer and telephone home banking and Internet banking.  The Company also maintains 11 ATMs throughout its market area.

Acquisition Activity.  The Company’s strategy of acquiring banks in its West Texas market resulted in its acquisition of four banks and one branch in the six-year period ended December 31, 1999. Since the acquisition of the Company by State National on August 11, 2000, the Company has grown by the reorganizations in which it acquired UB&T and the Lubbock Bank.  The Company will continue to evaluate acquisition opportunities as they arise.  The Company currently has locations in or near five of the major markets in West and North Central Texas.

Supervision and Regulation

General

The Company and the Bank are extensively regulated under federal and state laws.  These laws and regulations are intended to protect consumers and depositors, not shareholders, to the extent that the following information describes or summarizes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (as amended, the “BHCA”) and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

The BHCA imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve and other banks and nonbank companies in the same holding company. Under the BHCA and the Federal Reserve’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Bank, a national banking association organized under the National Bank Act, is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the “Comptroller”). Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to supervision and regulation by the FDIC (even though the FDIC is not the primary federal regulator of the Bank).

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

Financial Institutions Reform, Recovery and Enforcement Act of 1989

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) reorganized and reformed the regulatory structure applicable to financial institutions generally. FIRREA, among other things, enhanced the supervisory and enforcement powers of the federal bank regulatory agencies, required insured financial institutions to guarantee repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution, required financial institutions to provide their primary federal regulator with notice (under certain circumstances) of changes in senior management and broadened authority for bank holding companies to acquire savings institutions.

Under FIRREA, federal bank regulators were granted expanded enforcement authority over “institution-affiliated parties” (i.e., officers, directors, controlling shareholders, as well as attorneys, appraisers or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. These enforcement actions, in general, may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the federal bank regulators have significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC’s recommendation.

FIRREA also established a cross-guarantee provision pursuant to which the FDIC may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the insured depositors of, any of such depository institution’s affiliated insured banks or thrifts. The cross-guarantee thus enables the FDIC to assess a holding company’s healthy Bank Insurance Fund (“BIF”) members and Savings Association Insurance Fund (“SAIF”) members for the losses of any of such holding company’s failed BIF and SAIF members. Cross-guarantee liabilities are generally superior in priority to obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates. Cross-guarantee liabilities are generally subordinated, except with respect to affiliates, deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinated to depositors or other general creditors.

The Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. FDICIA, in general, includes provisions, among others, to:

•                  reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums;

•                  establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty;

•                  establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) that impose more scrutiny and restrictions on less capitalized institutions;

•                  require banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal shareholders, and establish standards for loans secured by real estate;

•                  adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; and

•                  revise risk-based capital standards to ensure that they take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities and reflect the actual performance and expected risk of loss of multi-family mortgages.

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

FDICIA, as noted above, authorizes and (under certain circumstances) requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. The federal banking agencies are required, under FDICIA, to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction plus, in their discretion, individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution is designated:

•                  “well-capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

•                  “adequately capitalized” if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, or a leverage ratio of 4% or greater;

•                  “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%;

•                  “significantly undercapitalized” if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and

•                  “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

“Undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” institutions are required to submit capital restoration plans to the appropriate federal banking agency and are subject to certain operational restrictions. Companies controlling an undercapitalized institution are also required to guarantee the subsidiary institution’s compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution’s assets at the time it received notice that it was undercapitalized or the amount of the capital deficiency when the institution first failed to meet the plan.

Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit or comply with acceptable capital restoration plans are subject to restrictions on the compensation of senior executive officers and to additional regulatory sanctions and forced or mandated actions. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized. The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institution to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency’s action.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources,” both the Company and the Bank were “well capitalized” at December 31, 2002.

Pursuant to FDICIA, the Federal Reserve and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require that the institution’s real estate policy include proper loan documentation and prudent underwriting standards. These rules have had no material adverse impact on the Company and the Bank.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994

Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) in September 1994. Since September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those, which had previously restricted entry. The legislation also provided that, subject to future action by individual states, a holding company has the right, commencing in 1997, to convert the banks which it owns in different states to branches of a single bank. A state was permitted to “opt out” of provisions of the Interstate Act that permitted conversion of separate banks to branches, but was not permitted to “opt out” of the law allowing bank holding companies from other states to enter the state. The federal legislation also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

Although Texas originally adopted legislation to “opt out” of the interstate branching provisions, Texas’ decision to opt out of these provisions was rendered ineffective with the 1998 decision of the United States District Court for the Northern District of Texas affirming the Comptroller’s decision to permit an interstate merger involving a Texas national bank. The Texas Legislature responded in 1999 by passing The Interstate Banking and Branching Bill, which became effective September 1, 1999. This legislation provides a framework for interstate branching in Texas, providing for de novo branching by banks headquartered in states offering reciprocity to Texas institutions or institutions authorized to branch in Texas. However, banks in other, nonreciprocal states, are prohibited from acquiring a Texas bank in an interstate merger transaction if the Texas bank has not been in existence and in continuous operation for at least five years. The legislation also clarifies other provisions of Texas law relating to interstate banks operating in Texas and included a “super parity” provision that provides a framework for a bank chartered in Texas, upon application, to conduct any of the activities allowed to any other state or federal financial institution in the nation.

Gramm-Leach-Bliley Act of 1999

Historically, the Company has been prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to the Bank, except that the Federal Reserve has permitted bank holding companies to engage in and own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full pay out, nonoperating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve has considered whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, and conflicts of interest or unsound banking practices. In considering any application for approval of an acquisition or merger, the Federal Reserve is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant’s record of compliance with the Community Reinvestment Act, which generally requires a financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

The Gramm-Leach-Bliley Act (“Gramm-Leach”), enacted by Congress in November 1999, now permits bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become “financial holding companies.” Beginning in March 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be “financial in nature.” Gramm-Leach also provides that the list of permissible activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological change.

Although it preserves the Federal Reserve as the umbrella supervisor of financial holding companies, Gramm-Leach adopts an administrative approach to regulation that defers to the approval and supervisory requirements of the functional regulators of insurers and insurance agents, broker-dealers, investment companies and banks, as applicable. Thus, the various state and federal regulators of a financial holding company’s operating subsidiaries would retain their jurisdiction and authority over the operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of financial holding companies’ subsidiaries through its power over the financial holding company parent. In addition, Gramm-Leach contains numerous trigger points related to legal noncompliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” for a discussion of the capital adequacy of the Company and the Bank.

Management of the Company believes that the risk weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company’s operations or on the operations of the Bank. The requirement of deducting certain intangibles in computing capital ratios contained in the guidelines, however, could adversely affect the ability of the Company to make acquisitions in the future in transactions that would be accounted for using the purchase method of accounting.

Change in Bank Control Act

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttal presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstance set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

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

The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

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

Institutions are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds before borrowing from the Federal Reserve Bank.

Dividends

The Company’s primary sources of funds have been the dividends, current tax liabilities and management fees paid by the Bank. The ability of the Bank to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by its primary regulators and by the principles of prudent bank management. Since the Acquisition, the Bank has not paid management fees to the Company.

Technology Risk Management

Federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions. Banks are contracting increasingly with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels, and processes expose a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to successfully manage technology-related risks with all other risks to ensure that the bank’s risk management is integrated and comprehensive, primarily through identifying, measuring, monitoring and controlling risks associated with the use of technology.

Monetary Policy and Economic Control

The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and such use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted.

Sarbanes-Oxley Act

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law.  The Act addresses many aspects of financial accounting, corporate governance and public company disclosure.  Among other things, it establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and audit committees.  Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the auditors.  The non-audit services that can be provided to a company by its auditor are limited.  Audit committee members are subject to new rules addressing their independence.  The Act also requires enhanced and accelerated financial disclosures, and it establishes various responsibility measures (including, for example, requiring the chief executive officer and chief financial officer to certify to the quality of a company’s financial reporting).  The Act imposes new restriction on and accelerated reporting requirements for certain insider trading activities.  It imposes a variety of new penalties for fraud and other violations and creates a new federal felony for securities fraud.  Various sections of the Act are applicable to the Company.  Portions of the Act were effective immediately; others became effective or are in the process of becoming effective through rulings by the Securities and Exchange Commission, based on timelines set forth in the law.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Securities and Exchange website (http://www.sec.gov) as soon as reasonable practicable after such material is electronically filed or furnished to the Securities and Exchange Commission.

Competition

The activities in which the Company and the Bank engage are highly competitive.  Each activity engaged in and the geographic market served involves competition with other banks and savings and loan associations; as well as with nonbanking financial institutions and nonfinancial enterprises.  In Texas, savings and loan associations and banks are allowed to establish statewide branch offices.  The Bank actively competes with other banks in its effort to obtain deposits and make loans, in the scope and type of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking.  In addition to competing with other commercial banks within and without its primary service areas, the Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises.  Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds.  The Bank also competes with suppliers of equipment in providing equipment financing.

Employees

At March 7, 2003, the Company and the Bank had 478 full-time equivalent employees.  Employees are provided with employee benefits, such as a 401(k) profit sharing plan and life, health and long-term disability insurance plans.  The Company considers the relationship of the Bank with its employees to be good.

ITEM 2.     PROPERTIES

At March 7, 2003, the Company occupied approximately 2,600 square feet of space for its corporate offices at 1617 Broadway, Lubbock, Texas.  The Broadway Branch of the Bank occupies approximately 9,800 square feet at this same facility. The following table sets forth, at March 7, 2003, certain information with respect to the banking premises owned or leased by the Company and the Bank.  The Company considers such premises adequate for its needs and the needs of the Bank.

Location	Approximate Square Footage		Ownership and Occupancy
Abilene, Texas	8,600		Owned by the Bank; occupied by the Chestnut Branch

Abilene, Texas	3,500		Owned by the Bank; occupied by the Wylie Branch

Abilene, Texas	58,900	(1)	Owned by the Bank; occupied and leased by the North 3rd Street Branch

Abilene, Texas	1,200		Leased by the Bank; occupied by the South 14th Street Branch

Azle, Texas	20,400	(2)	Owned by the Bank and three other condominium owners; occupied and leased by the Azle Main Branch

Azle, Texas	3,900		Owned by the Bank; occupied by the Azle North Branch

Big Spring, Texas	3,200		Owned by the Bank; occupied by the Big Spring Branch

Lubbock, Texas	12,400		Owned by the Bank; occupied by the Broadway Branch and the Company

Lubbock, Texas	15,300		Leased by the Bank; occupied by Operations

Lubbock, Texas	23,200	(3)	Owned by the Bank; occupied and leased by the 82nd Street Branch

Lubbock, Texas	1,800		Owned by the Bank; occupied by the Indiana Branch

Odessa, Texas	62,400	(4)	Owned by the Bank; occupied and leased by the Odessa Main Branch

Odessa, Texas	2,400		Leased by the Bank; occupied by the Winwood Branch

Plainview, Texas	6,300		Owned by the Bank; occupied by the Plainview Branch

San Angelo, Texas	6,800	(5)	Owned by the Bank; occupied and leased by the San Angelo Branch

Stamford, Texas	14,000		Owned by the Bank; occupied by the Stamford Branch

Winters, Texas	9,500		Owned by the Bank; occupied by the Winters Branch

(1)        The North 3rd Street Branch occupies approximately 14,400 square feet and leases approximately 44,500 square feet to third parties.

(2)        The Bank owns condominium interests totaling approximately 16,800 square feet.   Three other condominium owners own units totaling approximately 3,600 square feet.

(3)        The 82nd Street Branch occupies approximately 14,300 square feet, leases approximately 8,000 square feet to third parties and is attempting to lease the remaining approximate 900 square feet.

(4)        The Odessa Main Branch occupies approximately 24,500 square feet, leases approximately 18,700 square feet to third parties and is attempting to lease the remaining approximate 19,200 square feet.

(5)        The San Angelo Branch occupies approximately 3,400 square feet, leases approximately 3,400 square feet to third parties.

The Bank owns or leases certain additional tracts of land for parking, drive-in facilities and for future expansion or construction of new premises.  Aggregate annual rentals of the Company and the Bank for all leased premises during the year ended December 31, 2002, were $263,000.  This amount represents rentals paid for the lease of land by the North 3rd Branch and of banking premises by the Operations Center, and the South 14th Street and Winwood branches of the Bank.

ITEM 3.     LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceedings.  From time to time, the Company is involved in litigation proceedings incidental to the normal course of its business. In the opinion of management, the ultimate liability, if any, resulting from known, current litigation, either singularly or in aggregate, would not reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.               MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Until August 11, 2000, the Company’s common stock was traded on the American Stock Exchange (the “AMEX”) under the symbol “IBK.” Upon completion of the Acquisition, listing of the Company’s common stock on the AMEX ceased.  Independent Capital’s Trust Preferred Securities currently trade on the AMEX under the symbol “IBK_Pr.” The following table sets forth, for the periods indicated, the high and low sales prices for the Trust Preferred Securities as quoted on the AMEX and the amount of cash dividends and distributions paid per security.

	Trust Preferred Securities
	High	Low	Distributions Per Security
Year Ended December 31, 2001
First Quarter	$9.44	$8.00	$0.22
Second Quarter	10.10	9.00	0.21
Third Quarter	10.15	8.75	0.22
Fourth Quarter	10.25	9.20	0.22

Year Ended December 31, 2002
First Quarter	$10.00	$9.60	$0.22
Second Quarter	10.15	9.62	0.21
Third Quarter	10.15	9.50	0.21
Fourth Quarter	10.50	9.86	0.22

Year Ended December 31, 2003
First Quarter (through March 7)	$10.20	$9.90	$0.21

Shareholders

At March 7, 2003, all of the Company’s common stock was owned indirectly by State National.

Dividend Policy

As the holder of all of the common stock, State National is entitled to receive any cash dividends that may be declared by the Company’s Board of Directors.  The declaration and payment of future dividends to State National will be at the discretion of the Company’s Board of Directors and will depend upon a number of factors, including the extent of funds legally available for the payment of dividends, the Company’s earnings and financial condition, capital requirements of its subsidiaries, regulatory requirements and considerations and such other factors as the Company’s Board of Directors may deem relevant.  In addition, the Company is prohibited from paying dividends on the common stock in the event that it is in default under the terms of its junior subordinated debentures issued to Independent Capital in connection with the issuance of the Trust Preferred Securities or the Company extends the regular interest payment date with respect to its debentures to Independent Capital.

As a holding company, the Company is ultimately dependent upon its subsidiaries to provide funding for its operating expenses, debt service and dividends.  Various banking laws applicable to the Company’s subsidiaries limit the payment of dividends, management fees and other distributions by such subsidiaries to the Company and may therefore limit the ability of the Company to make dividend payments.

ITEM 6.                                                   SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for the last five years. See “Note 1: Summary of Significant Accounting Policies-Principles of Consolidation,” “Note 2: Acquisition of the Company,” “Note 3: Bank Merger,” “Note 12: Earnings Per Share” and the Other Notes in the Company’s Consolidated Financial Statements for an explanation of changes in financial statement items.  As the Company is a wholly owned subsidiary of State National, per common share data is not meaningful after the date of the Acquisition.

	2002	2001	August 12, 2000 through December 31,2000	January 1, 2000 through August 11, 2000	1999	1998
	(Dollars in thousands, except per share amounts)
Balance sheet information:
Assets	$558,287	$637,383	$695,270	$—	$358,262	$370,178
Loans, net of unearned income	287,302	304,246	366,933	—	186,626	184,560
Allowance for loan losses	(6,261)	(6,525)	(8,379)	—	(1,833)	(1,842)
Deposits	482,643	544,030	593,605	—	318,299	330,804
Note payable	143	0	0	—	0	1
Stockholder’s equity	58,593	75,381	81,984	—	25,356	24,505

Income statement information:
Total interest income	$30,682	$41,183	$19,724	$15,273	$24,206	$20,434
Net interest income	22,646	22,012	10,472	8,918	14,308	11,158
Net (loss) income	(11,868)	(7,197)	235	(1,908)	2,452	2,188

Basic (loss) earnings per common share available to common stockholders	N/A	N/A	N/A	$(.84)	$1.12	$1.07

Diluted (loss) earnings per share available to common stockholders	N/A	N/A	N/A	$(.84)	$1.08	$1.02

Cash dividends per common share	N/A	N/A	N/A	$0.12	$0.20	$0.20

Weighted average common shares outstanding:
Basic	N/A	N/A	N/A	2,262	2,178	2,031
Diluted	N/A	N/A	N/A	2,262	2,275	2,151

ITEM 7.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements—Cautionary Statements

This report contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we are including this statement for purposes of invoking those safe harbor provisions.  The forward-looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions nationally and within the State of Texas, customer relations, the interest rate environment, governmental regulation and supervision, nonperforming asset levels, loan concentrations, changes in industry practices, acts of terrorism and war, one time events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported.  Accounting policies are described in detail in Note 1 to the consolidated financial statements.  The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Loan Losses – The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  Management has established an allowance for loan losses which it believes is adequate for estimated losses in the Company’s portfolio.  Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.  In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factor.  Charge-offs occur when loans are deemed to be uncollectible.

General

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition at December 31, 2002 and 2001, and results of operations for each of the three years in the period ended December 31, 2002, after accounting for the Acquisition and the Mergers (defined below) as described in Note 2 and 3 in the Company’s consolidated financial statements. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this annual report. The results of operations for the Company for the year ended December 31, 2000, include the results of operations for UB&T and the Lubbock Bank beginning August 12, 2000, the date of the Acquisition. UB&T and the Lubbock Bank were previously owned subsidiaries of State National, which were merged with and into the Bank  (the “Mergers”). The name of the resulting bank was changed to State National Bank of West Texas, Lubbock, Texas (previously defined as the “Bank” or the “Lubbock Bank”).

On March 1, 2000, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with State National providing for the acquisition of the Company by State National (the “Acquisition”). The

Company and State National consummated the Acquisition at the close of business August 11, 2000.  Pursuant to the terms of the Agreement, each share of common stock of the Company was exchanged for $20.0165 in cash. Upon consummation of the Acquisition, State National became the sole shareholder of the Company, owning all 2,273,647 outstanding shares of the Company’s common stock. In connection with the Acquisition, State National agreed to assume and guarantee the outstanding Trust Preferred Securities issued by Independent Capital, a Delaware business trust controlled by the Company.

State National accounted for its acquisition of the Company as a purchase business combination and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of the Company subsequent to August 11, 2000. The consolidated financial statements of the Company for the periods ended before August 12, 2000 (predecessor) were prepared using the Company’s historical basis of accounting. The comparability of operating results for these periods and the periods encompassing push down accounting are affected by the purchase accounting adjustments, including the amortization of goodwill (straight-line method until amortization of goodwill ceased beginning January 1, 2002) and core deposit intangibles (accelerated method) over a period of 20 and 10 years, respectively.

Results of Operations

General

The net loss for the year ended December 31, 2002 was $11,868,000.   Net income before cumulative effect of a change in accounting principle for the year ended December 31, 2002 was $3,774,000.  The net loss for the year ended December 31, 2001 was $7,197,000.  The net loss for the period from January 1, 2000, through August 11, 2000, the date of the Acquisition, was $1,908,000 ($0.84 diluted loss per common share). The net income for the period from August 12, 2000, through December 31, 2000, was $235,000. Giving effect to the cumulative effect of a change in accounting principle, net loss recorded during 2002 was primarily due to a $15,642,000 impairment recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle, related to the adoption of Statement of Accounting Standards (“SFAS”), No.  142 “Goodwill and Other Intangible Assets”.  The net losses recorded during 2001 were due primarily to loan loss provisions recorded during the year related to the further deterioration of the Bank’s collateral position on two large borrowing relationships in the loan portfolio that pre-dated the Acquisition.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

Net interest income amounted to $22,646,000 for 2002, an increase of $634,000, or 2.9%, from 2001. Net interest income for 2001 was $22,012,000, an increase of $2,622,000, or 13.5%, from net interest income in 2000 of $19,390,000.  The net interest margin on a fully taxable-equivalent basis was 4.51% for 2002, compared to 3.88% for 2001 and 4.64% for 2000.  During the year ended December 31, 2001, in which the prime interest rate decreased from 9.50% to 4.75%, interest earning assets were repricing faster than interest bearing liabilities, thereby pulling the net interest margin down from December 31, 2000 to December 31, 2001.  During the year ended December 31, 2002, there has been one reduction in the prime interest rate in November from 4.75% to 4.25%.  This relatively flat prime rate during the year ended December 31, 2002 allowed the repricing lag effect of interest bearing liabilities to be reduced and creates an upward trend in the net interest margin form December 31, 2001 to December 31, 2002.

At December 31, 2002, approximately $148,020,000, or 51.5%, of the Company’s total loans, net of unearned income, were loans with floating interest rates. Approximately 56.2% of loans, excluding loans to individuals, were loans with floating interest rates.

Average overall rates paid for various types of certificates of deposit decreased during 2002 when compared to 2001.  For example, the average rate paid for certificates of deposit less than $100,000 decreased from 5.29% in 2001 to 2.93% in 2002, while the average rate paid by the Company for certificates of deposit of $100,000 or more also decreased from 5.65% during 2001 to 3.19% in 2002.  Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, decreased from an average of 1.82% in 2001 to an average of 0.79% in 2002. Though the interest rate decreases mentioned above occurred during 2001, the repricing lag effect for interest bearing liabilities prevented large decreases in the interest rate paid on these liabilities from occurring until 2002.

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

	Year Ended December 31,
	2002			2001			2000(1)(2)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(3)	$283,381	$20,070	7.08%	$326,920	$27,292	8.35%	$258,327	$24,851	9.62%
Securities(4)	200,273	10,416	5.20%	185,333	11,632	6.28%	135,765	8,507	6.27%
Time Deposits in Other banks	5,946	98	1.65%	709	28	3.95%	194	12	6.19%
Federal funds sold	15,652	244	1.56%	59,010	2,428	4.11%	28,025	1,846	6.59%
Total interest-earning assets	505,252	30,828	6.10%	571,972	41,380	7.23%	422,311	35,216	8.34%

Noninterest-earning assets:
Cash and due from banks	23,243			32,767			24,653
Intangible assets	31,299			46,908			25,979
Premises and equipment, net	14,773			15,929			11,826
Accrued interest receivable and other assets	21,194			16,084			7,789
Allowance for possible loan losses	(7,073)			(6,763)			(4,512)
Total noninterest-earning assets	83,436			104,925			65,735

Total assets	$588,688			$676,897			$488,046

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing liabilities:
Demand, savings and money market deposits	$185,597	$1,474	0.79%	$186,941	$3,407	1.82%	$136,829	$3,505	2.56%
Time deposits	216,953	6,560	3.02%	290,547	15,760	5.42%	210,502	12,095	5.75%
Fed funds purchased and securities sold under agreement to repurchase	214	2	0.93%	150	4	2.67%	373	7	1.88%
Total interest-bearing liabilities	402,764	8,036	2.00%	477,638	19,171	4.01%	347,704	15,607	4.49%
Noninterest-bearing liabilities:
Demand deposits	100,513			100,197			75,425
Accrued interest payable and other liabilities	5,446			8,056			4,975
Total noninterest-bearing liabilities	105,959			108,253			80,400
Total liabilities	508,723			585,891			428,104
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	10,934			10,918			12,126
Stockholder’s equity	69,031			80,088			47,816
Total liabilities and stockholder’s equity	$588,688			$676,897			$488,046

Net interest income(4)		$22,792			$22,209			$19,609

Interest rate spread(5)			4.10%			3.22%			3.85%

Net interest margin(6)			4.51%			3.88%			4.64%

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

	2002 vs. 2001			2001 vs. 2000(1)
	Increase (Decrease) Due To Changes In:			Increase (Decrease) Due To Changes In:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$(3,635)	$(3,587)	$(7,222)	$6,599	$(4,158)	$2,441
Securities(2)	938	(2,154)	(1,216)	3,106	19	3,125
Time deposits in other banks	207	(137)	70	32	(16)	16
Federal funds sold	(1,784)	(400)	(2,184)	2,041	(1,459)	582
Total interest income	(4,274)	(6,278)	(10,552)	11,778	(5,614)	6,164
Interest-bearing liabilities:
Deposits:
Demand, savings and money market deposits	(24)	(1,909)	(1,933)	1,284	(1,382)	(98)
Time deposits	(3,992)	(5,208)	(9,200)	4,599	(934)	3,665
Fed Funds Purchased and Securities sold under agreement to repurchase	2	(4)	(2)	(4)	1	(3)
Total interest expense	(4,014)	(7,121)	(11,135)	5,879	(2,315)	3,564
(Decrease) Increase in net interest income	$(260)	$843	$583	$5,899	$(3,299)	$2,600

(1)          Income statement items include the income statement accounts of the Abilene Bank and the Lubbock Bank beginning August 12, 2000, through December 31, 2000.

(2)          Information with respect to interest income on tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management’s evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company that is independent of the management of the Bank; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credit; and other judgmental factors. The provision for loan losses for the year ended December 31, 2002, was a reversal of $77,000, compared to $10,765,000 for the previous year. The provision in 2002 represented a decrease of $10,842,000, or 100.7%, from the 2001 provision. The reversals in the provision for 2002 were primarily due to recoveries received during 2002.   The provision in 2001 represented an increase of $8,487,000, or 372.6%, from the 2000 provision primarily related to further deterioration of the Bank’s collateral position on two particular large borrowing relationships in the loan portfolio that pre-dated the Acquisition.

Noninterest Income

Noninterest income increased $606,000, or 11.2%, from $5,406,000 in 2001 to $6,012,000 in 2002. Noninterest income for 2001 increased $1,614,000, or 42.6%, from $3,792,000 in 2000.

Service charges on deposit accounts and charges for other types of services are the major source of noninterest income to the Company. This source of income increased $181,000, or 5.2%, from $3,506,000 for 2001 to $3,687,000 for 2002. The increase was attributable to management emphasis placed on full collection of returned check fees in

2002.  Service charge income increased $279,000, or 8.6%, from $3,227,000 for 2000 to $3,506,000 for 2001 primarily due to the Mergers.

Trust fees from trust operations decreased $5,000, or 1.0%, from $492,000 in 2001 to $487,000 in 2002. Trust fees increased $234,000, or 90.7%, from $258,000 during 2000 to $492,000 during 2001. The decrease in 2002 is primarily the result of nonrecurring income recorded in the first quarter of 2001.  The increase in 2001 was due to an overall increase in the value of assets under management of the trust department. In particular, during the fourth quarter of 2000, the Bank purchased approximately $33,000,000 in trust assets from another trust company.

Other income is the sum of several components of noninterest income including other customer service fees, brokerage service fees, credit and debit card income, safe deposit box rental income Bank Owned Life Insurance (“BOLI”) income, mortgage origination fees and other sources of miscellaneous income.  Other income increased $418,000, or 29.7%, from $1,407,000 in 2001 to $1,825,000 in 2002 primarily due to income generated from the BOLI, which was purchased in March 2001.  The year ended December 31, 2001 includes 10 months of BOLI income and the period ended December 31, 2002 includes 12 months of BOLI income.  Also, additional BOLI was purchased in 2002.  The increase in 2002 is also due to an increase in mortgage origination fees.  The Company had limited involvement in the market in early 2001 and, beginning in late 2001, began to increase the level of participation in this market.  Other income increased $1,136,000, or 419.2%, from $271,000 in 2000 to $1,407,000 for 2001, primarily due to the Mergers, as well as income generated from the BOLI purchased in 2001.

Noninterest Expenses

Noninterest expenses decreased $3,221,000, or 11.9%, from $27,055,000 in 2001 to $23,834,000 in 2002, primarily as a result of the discontinuation of goodwill amortization related to the adoption of SFAS No. 142 and efficiencies created after the completion of the Acquisition and the Mergers.  Noninterest expenses increased $5,074,000, or 23.1%, from $21,981,000 in 2000 to $27,055,000 in 2001. The increase in 2001 was primarily a result of the Mergers.

Salaries and benefits decreased $211,000, or 2.0%, from $10,681,000 in 2001 to $10,470,000 in 2002.  After the Acquisition and the Mergers, some positions were eliminated creating some cost savings. These savings were partially offset by employee raises, which went into effect in July of 2002.  Salaries and employee benefits increased $2,390,000, or 28.8%, from $8,291,000 in 2000 to $10,681,000 in 2001, primarily due to the Mergers.

Amortization of intangible assets decreased $2,530,000, or 57.9%, from $4,367,000 for 2001 to $1,837,000 for 2002.  The decrease in amortization is primarily due to SFAS No. 142, which prevents further amortization of goodwill.  Amortization increased $2,269,000, or 108.2%, from $2,098,000 for 2000 to $4,367,000 for 2001. The increase in 2001 is due to the amortization of the additional core deposit intangible and goodwill recorded as a result of the Acquisition.

Net occupancy expense increased $128,000, or 3.4%, from $3,726,000 in 2001 to $3,854,000 in 2002. The increase in net occupancy expense is primarily due to the costs associated with the removal of old documents and data.  Document retention policies were reviewed and it was determined that older documents and data which were no longer required to be retained, were able to be destroyed and removed.  Several storage facilities, which held some of these very old records, were cleaned out and many of the old documents were eliminated or moved to different storage facilities.  The increase in expense is also related to clean-up costs associated with an event of flooding that occurred at one of the Abilene branches  The increase was partially offset by cost savings from the closure of the supermarket branches which occurred in July 2001.  Net occupancy expense increased $1,049,000, or 39.2%, from $2,677,000 in 2000 to $3,726,000 in 2001. This increase was due to the Mergers.

Distributions on guaranteed preferred beneficial interests in the Company’s Subordinated Debentures increased $2,000, or 0.2%, from $1,119,000 for 2001 to $1,121,000 for 2002 and increased $7,000, or 0.6% from $1,112,000 for 2000 to $1,119,000 for 2001.  The increase in 2002 and 2001 are due to the accretion into expense of the purchase accounting discount recorded on the Trust Preferred Securities in connection with the Acquisition.

Communication expense decreased $113,000, or 12.2%, from $925,000 in 2001 to $812,000 in 2002, and increased $261,000, or 39.3%, from $664,000 in 2000 to $925,000 in 2001.  The decrease is primarily due to efficiencies created over time, after the completion of the Mergers and the Acquisition.

Professional fees, which include legal, accounting and other professional fees, decreased $209,000, or 23.5%, from $888,000 during 2001 to $679,000 during 2002.  The decrease is due primarily to nonrecurring accounting fees in the first quarter of 2001 associated with various regulatory filings that were required as a result of the Lubbock Merger.  Professional fees decreased $293,000, or 24.8%, from $1,181,000 during 2000 to $888,000 during 2001, primarily due to the Acquisition, which was completed in 2000.

Data processing expense decreased $124,000, or 19.0%, from $654,000 in 2001 to $530,000 in 2002, and increased $149,000, or 29.5%, from $505,000 in 2000 to $654,000 in 2001.  The decrease was due to several data processing conversions that were performed as a result of the Lubbock Merger.

Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining various repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income on such assets that is credited as a reduction in such expenses. The Company recorded net costs of $52,000 in 2002 compared to net costs of $95,000 in 2001, a decrease of $43,000, or 45.3%.  The increase in net costs during 2001 was primarily due to an increase in foreclosures on loans, most of which existed at the time of the Acquisition.  Net costs for the Company were $95,000 in 2001 compared to $6,000 in 2000.  The increase in net costs during 2001 was primarily due to an increase in foreclosures on loans, most of which existed at the time of the Acquisition.

Merger-related expenses totaled $546,000 for the year ended December 31, 2002, and $51,000 for the year ended December 31, 2001, an increase of $495,000 or 970.6%.  On February 14, 2003, State National Bank, El Paso, a wholly owned subsidiary of State National was contributed to the Company (see Note 21:  Subsequent Events).  In doing so, the back office operations which existed at State National Bank, El Paso were relocated and consolidated with the back office operations of the Bank.  The process to complete this merger began in the fourth quarter of 2002.  Of the above mentioned costs, $283,000 was related to old imaging equipment which needed to be replaced to handle the additional volume of the merged entity.  The imaging equipment was leased and the costs related to the remaining contract were recorded at the date the old imaging equipment ceased to be used.  In connection with the leased imaging equipment, the Bank owned software that was utilized with the imaging equipment.  These capitalized costs with a remaining book value of $160,000 were expensed when the equipment ceased to be used.  In addition to the above mentioned costs, the Company incurred other miscellaneous expenses associated with the relocation of State National Bank, El Paso back office operations to Lubbock which were expenses as incurred.  The total of these expenses was $103,000.  These expenses were accounted for in accordance with Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities.  The merger-related expenses recorded in 2001 were related to the Lubbock Merger.

Other noninterest expense includes, among many other items, stationary, supplies, advertising and business development, postage, loan and collection expenses, armored car and courier fees, travel, insurance, ATM transaction expenses, regulatory examinations, franchise taxes, dues and subscriptions, FDIC insurance expense and director’s fees. These expenses decreased $652,000, or 14.3%, from $4,549,000 during 2001 to $3,897,000 during 2002. The decrease is primarily due to efficiencies created over time, after the completion of the Mergers and the Acquisition.  These expenses increased $1,072,000, or 30.8%, from $3,477,000 for 2000 to $4,549,000 for 2001. The increase was primarily due to the Mergers.

Federal Income Taxes

The Company provided for $1,223,000 in federal income taxes in 2002, recorded a federal income tax benefit of $3,205,000 for 2001 and provided for $596,000 in federal income taxes in 2000. The benefit was recorded due to the pretax loss incurred in 2001.  The provision was made in 2000 despite that the Company had a pretax loss due to a substantial amount of nondeductible Acquisition-related expenses that were incurred during the year ended December 31, 2000.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Because substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “Analysis of Financial Condition—Interest Rate Sensitivity” below.

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

Interest Rate Risk Measurement

Interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability.  The Company seeks to minimize the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that could change interest rates in the same time frame in an attempt to reduce the risk of significant adverse effects on the Company’s net interest income caused by interest rate changes.  The Company does not attempt to match each interest-earning asset with a specific interest-bearing liability.  Instead, as shown in the following table, it aggregates all of its interest-earning assets and interest-bearing liabilities to determine the difference between the two in specific time frames.  This difference is known as the rate-sensitivity gap.  A company is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest bearing liabilities also maturing or repricing within that time period.  Conversely, a company is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period.  During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, as experienced in 2001, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.  Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and occasionally change in different directions.  Management regularly monitors the interest sensitivity position and considers this position in its decisions in regard to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

In adjusting the Company’s asset/liability position, management attempts to manage the Company’s interest rate risk while enhancing net interest margins.  The rates, terms and interest rate indices of the Company’s interest-earning assets result primarily from the Company’s strategy of investing in loans and securities, which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive and relatively stable interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

The Company’s ratios of interest-sensitive assets to interest-sensitive liabilities, as shown in the following tables, are 68.3% at the 90-day interval, 66.0% at the 180-day interval, and 70.7% at the 365-day interval at December 31, 2002. Currently, the Company is in a liability-sensitive position at the three intervals. However, the Company had $178,981,000 of interest-bearing demand, savings and money market deposits at December 31, 2002, which from the Company’s experience, change more quickly in a declining interest rate environment than do the other types of deposits.  Therefore, excluding these types of deposits, the Company’s interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 144.7% at December 31, 2002, a positive gap position. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

The following table shows the interest rate sensitivity position of the Company at December 31, 2002:

	Cumulative Volumes Subject to Repricing Within			Volumes Subject to Repricing After 1 Year	Total
	90 Days	180 Days	365 Days
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$6,784	$6,784	$6,784	$0	$6,784
Securities	12,201	26,537	54,403	119,228	173,631
Loans, net of unearned income	159,084	167,756	186,012	101,290	287,302
Total interest-earning assets	178,069	201,077	247,199	220,518	467,717

Interest-bearing liabilities:
Demand, savings and money market Deposits	178,981	178,981	178,981	0	178,981
Securities sold under agreement to Repurchase	106	106	106	0	106
Time deposits	81,592	125,473	170,746	25,966	196,712
Total interest-bearing liabilities	260,679	304,560	349,833	25,966	375,799

Rate-sensitivity gap(1)	$(82,610)	$(103,483)	$(102,634)	$194,552	$91,918

Rate-sensitivity ratio(2)	68.3%	66.0%	70.7%

(1)          Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.

(2)          Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Net Economic Value

The interest rate risk (“IRR”) component is a dollar amount that is deducted from total capital for the purpose of calculating an institution’s risk-based capital requirement and is measured in terms of the sensitivity of its net economic value (“NEV”) to changes in interest rates.  An institution’s NEV is calculated as the net discounted cash flows from assets, liabilities and off-balance sheet contracts.  As an institution’s IRR component is measured as the change in the ratio of NEV to the net present value of total assets as a result of a hypothetical 200-basis point change in market interest rates, a resulting decline in this ratio of more than 2% of the estimated present value of an institution’s total assets prior to the hypothetical 200-basis point change will require the institution to deduct from its regulatory capital 50% of that excess decline.  Based on quarterly calculations, the Bank experienced no such decline.

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

The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company’s control.  As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the contractual terms to maturity. Nonaccrual loans are included in the loan totals. All investments are classified as available-for-sale.

	Years Ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(Dollars in thousands)
Fixed Rate Loans:
Maturities	$46,725	$20,361	$20,361	$21,914	$21,914	$10,622	$141,897	$143,544
Average interest rate	7.20%	8.42%	8.42%	7.54%	7.54%	8.23%	7.73%

Adjustable Rate Loans:
Maturities	75,394	9,927	9,927	10,888	10,888	28,381	145,405	145,406
Average interest rate	5.16%	5.11%	5.11%	4.97%	4.97%	5.61%	5.22%

Securities and Other Interest-earning Assets:
Maturities	109,142	46,362	20,550	7,332	7,332	410	191,128	191,127
Average interest rate	4.05%	4.61%	5.95%	6.85%	6.85%	7.32%	4.63%

Total interest-earning Assets:
Maturities	$231,261	$76,650	$50,838	$40,134	$40,134	$39,413	$478,430	$480,077
Average interest rate	5.05%	5.69%	6.77%	6.72%	6.72%	6.33%	5.73%

Savings Deposits:
Maturities	$0	$0	$0	$0	$0	$20,913	$20,913	$20,913
Average interest rate	—%	—%	—%	—%	—%	0.25%	0.25%

NOW Deposits:
Maturities	0	0	0	0	0	79,630	79,630	79,630
Average interest rate	—%	—%	—%	—%	—%	0.18%	0.18%

Money Market Deposits:
Maturities	0	0	0	0	0	78,438	78,438	78,438
Average interest rate	—%	—%	—%	—%	—%	1.04%	1.04%

Certificates of Deposit:
Maturities	170,746	13,673	5,413	1,572	4,163	1,145	196,712	199,239
Average interest rate	2.29%	3.91%	5.35%	4.73%	4.02%	4.02%	2.54%

Total Interest-bearing Liabilities:
Maturities	$170,746	$13,673	$5,413	$1,572	$4,163	$180,126	$375,693	$378,220
Average interest rate	2.29%	3.91%	5.35%	4.73%	4.02%	0.59%	1.60%

The Company assumes that 100% of savings, NOW and money market deposits at December 31, 2002, are core deposits and are, therefore, expected to roll off after five years. No roll-off is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

Analysis of Financial Condition

Assets

Total assets decreased $79,096,000, or 12.4%, from $637,383,000 at December 31, 2001, to $558,287,000 at December 31, 2002.  This decrease is primarily due to a decrease in deposits resulting from conservative deposit pricing and an overall decline in deposit rates, as well as the goodwill impairment.

Cash, Due From Banks and Interest – Earning Time Deposits

At December 31, 2002, the Company had $33,583,000 in cash and cash equivalents, down $2,479,000, or 6.9%, from $36,062,000 at December 31, 2001.   The decrease in 2002 was due primarily to a decrease in the balance required to be maintained with the Federal Reserve Bank.  After an in-depth analysis performed by a third party, the Company restructured many of its transaction accounts to reduce the overall required reserves, thereby decreasing the balance required to be kept with the Federal Reserve Bank.  The decrease is also due to improved management of currency on hand.

Fed Funds Sold

Federal funds sold decreased $3,744,000, or 35.6%, from $10,528,000 at December 31, 2001, to $6,784,000 at December 31, 2002.  The decrease is primarily due to shrinkage of the deposit balance.

Securities

Securities decreased $42,481,000, or 19.7%, from $216,112,000 at December 31, 2001, to $173,631,000 at December 31, 2002, due primarily to shrinkage of the deposit balance.

The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company’s current investment policy provides for the purchase of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities having maturities of 12 years or less and for the purchase of state, county and municipal agencies’ securities with maximum maturities of 10 years. The Company’s policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. All securities are classified as available-for-sale and are carried at fair value at December 31, 2002.  The decision to sell securities classified as available-for-sale is based upon management’s assessment of changes in economic or financial market conditions.

Certain of the Company’s securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At December 31, 2002, the carrying value of U.S. Government and other securities so pledged amounted to $35,632,000, or 20.5% of the total securities portfolio.

The following table summarizes the amounts and the distribution of the Company’s investment securities held at the dates indicated:

	December 31,
	2002		2001		1999
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Carrying value:
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$121,412	69.9%	$136,025	62.9%	$129,038	72.8%
Mortgage-backed securities and collateralized mortgage obligations	44,753	25.8	69,735	32.3	36,694	20.7
Obligations of states and political subdivisions	3,581	2.1	7,109	3.3	8,334	4.7
Other securities	3,885	2.2	3,243	1.5	3,128	1.8
Total securities	$173,631	100.0%	$216,112	100.0%	$177,194	100.0%

Total fair value	$173,631		$216,112		$177,161

The following table provides the maturity distribution and weighted average interest rates of the Company’s total securities portfolio at December 31, 2002. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premium or accretion of discount, to the carrying value of securities.  The book value of securities classified as held-to-maturity was their historical cost, adjusted for premium amortization and discount accretion.  The adjustment of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

Type and Maturity Grouping at December 31, 2002	Principal Amount	Carrying Value	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations:
Within one year	$27,667	$28,149	$28,149	4.70%
After one but within five years	88,386	93,263	93,263	5.19%
After five but within ten years	0	0	0	0.00%
Total U.S. Treasury securities and obligations of U.S. Government agencies and corporations	116,053	121,412	121,412	5.08%

Mortgage-backed securities and collateralized mortgage obligations	43,934	44,753	44,753	4.73%

Obligations of states and political subdivisions:
Within one year	954	963	963	6.62%
After one but within five years	1,765	1,833	1,833	7.93%
After five but within ten years	609	652	652	7.07%
After ten years	120	133	133	8.02%
Total obligations of states and political subdivisions	3,448	3,581	3,581	7.42%

Other securities:
Within one year	0	0	0	0.00%
After one but within five years	0	0	0	0.00%
After five but within ten years	0	0	0	0.00%
After ten years	3,882	3,885	3,885	1.25%
Total other securities	3,882	3,885	3,885	1.25%

Total securities	$167,317	$173,631	$173,631	4.95%

Loan Portfolio

Total loans, net of unearned income, decreased $16,944,000, or 5.6%, from $304,246,000 at December 31, 2001, to $287,302,000 at December 31, 2002.  The decrease in loans in 2002 was primarily a result of the pay down of loans with fewer renewals occurring due to current economic conditions.

The Bank primarily makes commercial loans to small-to medium-sized businesses and professionals.  The Bank offers a variety of commercial and real estate lending products including revolving lines of credit, letters of credit, working capital loans, loans to finance accounts receivable, inventory and equipment, commercial real estate purchase loans, construction loans, refinance loans and various types of agriculture loans. Typically, the Bank’s commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the principal owners and are collateralized by real estate, accounts receivable, inventory or other business assets.  Due to customer demand, the Bank also makes installment loans to individuals.

Due to the diminished loan demand during the mid to late 1990’s, the Bank instituted an installment loan program whereby it began to purchase automobile loans from automobile dealerships in its market areas. At December 31, 2002 and 2001, the Company had approximately $1,308,000 and $5,016,000, net of unearned income, respectively, of this type of loan outstanding. The decrease during 2002 is due to management’s decision to shift the loan portfolio toward more commercial and real estate loans and less toward indirect installment loans.

The following table presents the Company’s loan balances at the dates indicated separated by loan type:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Real estate loans	$139,711	$135,544	$127,510	$72,268	$71,901
Commercial loans	87,508	98,129	127,205	55,270	47,551
Loans to individuals	24,016	37,873	53,308	46,748	57,564
Agriculture and other loans	36,070	32,724	59,036	12,857	9,310
Total loans	287,305	304,270	367,059	187,143	186,326
Less: Unearned income	3	24	126	517	1,766

Loans, net of unearned income	$287,302	$304,246	$366,933	$186,626	$184,560

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at December 31, 2002, except for those described above and a geographic concentration of loans in West and North Texas. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at December 31, 2002.

Management of the Bank may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. The Company requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

The following table presents the distribution of the maturity of the Company’s loans and the interest rate sensitivity of those loans, excluding loans to individuals, at December 31, 2002. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the interest rate environment as represented by the prime rate.

	One Year and Less	One to Five Years	Over Five Years	Total Carrying Value
	(Dollars in thousands)
Real estate loans	$69,503	$60,882	$9,326	$139,711
Commercial loans	75,022	11,586	900	87,508
Agriculture and other loans	33,753	2,116	201	36,070

Total loans	$178,278	$74,584	$10,427	$263,289

With fixed interest rates	$40,756	$66,869	$7,644	$115,269
With variable interest rates	137,522	7,715	2,783	148,020

Total loans	$178,278	$74,584	$10,427	$263,289

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

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms.

Nonperforming loans are fully or substantially collateralized by assets, with any excess of loan balances over collateral values allocated in the allowance for loan loss. Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any. See “Other Real Estate and Other Repossessed Assets” below.

The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at year end for each of the past five years.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccrual loans	$4,016	$5,581	$3,337	$236	$ 238
Accruing loans contractually past due over 90 days	85	223	2,572	203	198
Restructured loans	17	29	119	186	110
Other real estate and other repossessed assets	3,631	691	576	272	630

Total nonperforming assets	$7,749	$6,524	$6,604	$897	$ 1,176
Total Allowance for Loan Loss Reserve to Total nonperforming assets	80.8%	100.0%	126.9%	204.3%	156.6%

The gross interest income that would have been recorded in 2002 on the Company’s nonaccrual loans if such loans had been current, in accordance with the original terms thereof and had been outstanding throughout the period or, if shorter, since origination, was approximately $430,000. No interest income was recorded (received) on nonaccrual loans during 2002.

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

The Company follows a loan review program to evaluate the credit risk in its loan portfolio.  Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged off.  There were no loans designated as loss as of December 31, 2002.

In addition to the internally classified loans, the Bank also has a “watch list” of loans that further assists the Bank in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan’s ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans to assist in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at December 31, 2002, were current and paying in accordance with loan terms.

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

Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At December 31, 2002 and 2001, other real estate and other repossessed assets had an aggregate book value of $3,631,000 and $691,000, respectively. Other real estate and other repossessed assets increased $2,940,000, or 425.5%, during 2002. The increase was primarily due to the foreclosure of five large commercial loans and the addition of the collateral from these loans into other real estate and other repossessed assets.  The December 31, 2002 balance of $3,631,000 included 11 commercial and or agriculture properties ($2,930,000), 3 residential properties ($647,000) and 9 repossessed automobiles ($54,000). Of the December 31, 2001 balance of $691,000, $565,000 represented four commercial properties, $70,000 represented three residential properties and $56,000 represented eight repossessed automobiles.

Allowance for Loan Losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the Company’s loan portfolio, additions are made to the

Company’s allowance for loan losses (the “allowance”). The allowance is created by direct charges against income (the “provision” for loan losses), and the allowance is available to absorb possible loan losses. See “Results of Operations—Provision for Loan Losses” above.

The allowance is reduced by loan charge offs, increased by recoveries of loans previously charged off and increased or decreased by the loan loss provision to arrive at a balance determined by management to be appropriate. The Company’s allowance was $6,261,000, or 2.18% of loans, net of unearned income, at December 31, 2002, compared to $6,525,000, or 2.14% of loans, net of unearned income, at December 31, 2001, and compared to $8,379,000, or 2.28% of loans, net of unearned income, at December 31, 2000. The decrease in the balance of the allowance from December 31, 2000 through December 31, 2001, and the decrease in the ratio of the allowance to total loans, net of unearned income, during the past year, are primarily due to the net charge-off of loans, most of which existed at the time of Acquisition, of $12,619,000.  Provisions to loan loss of $10,765,000 offset net charge-offs.

Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners or for other reasons. The Company charged-off $1,772,000 in loans during 2002. Charge offs for 2002 were concentrated in the following categories: commercial loans—$968,000, or 54.6%; real estate loans—$352,000, or 19.9%; and loans to individuals—$452,000, or 25.5%. Recoveries during 2002 were $1,585,000 and were concentrated in commercial loans, which accounted for $1,341,000, or 84.6%, of total recoveries during 2002.  The majority of the recovery recorded during 2002 was related to a substantial loan charge off of a large relationship, which occurred in the second quarter of 2001.  Settlement of negotiations with borrowers occurred in the first quarter of 2002 and a portion of the loan balance, which was previously charged-off, was recovered.

The following table presents the activity in the allowance for the year ended 2002, 2001, the period from January 1, 2000 through August 11, 2000, the period from August 12, 2000 through December 31, 2000, and the years ended December 31, 1999 and 1998. Also presented are average loans outstanding and certain pertinent ratios for the last five years.

	Years Ended December 31,		Period Ended From August 12, 2000 to December 31	Period Ended From January 1, 2000 to August 11,	Years Ended December 31,
	2002	2001	2000(1)	2000	1999	1998(2)
	(Dollars in thousands)
Analysis of allowance for possible loan losses:
Balance, beginning of period	$6,525	$8,379	$6,371	$1,833	$1,842	$1,173
Provision for loan losses	(77)	10,765	618	1,660	445	570
Bank acquisition/merger	0	0	3,147	3,028	0	726
	6,448	19,144	10,136	6,521	2,287	2,469
Loans charged off:
Real estate loans	352	0	19	0	5	40
Commercial loans	968	9,565	1,459	50	106	18
Loans to individuals	452	1,237	308	174	586	671
Agriculture and other loans	0	2,892	10	6	0	0
Total charge offs	1,772	13,694	1,796	230	697	729

Recoveries of loans previously charged off:
Real estate loans	20	2	0	1	104	16
Commercial loans	1,341	909	6	6	20	41
Loans to individuals	106	158	33	72	118	45
Agriculture and other loans	118	6	0	1	1	0
Total recoveries	1,585	1,075	39	80	243	102
Net loans charged off	187	12,619	1,757	150	454	627

Balance, end of period	$6,261	$6,525	$8,379	$6,371	$1,833	$1,842

Average loans outstanding, net of unearned income, for the year ended December 31	$283,381	$326,920	$374,347		$184,471	$153,188
Ratio of net loan charge offs to average loans, net of unearned income, for the year ended December 31	0.07%	3.86%	0.47%		0.25%	0.41%
Ratio of allowance for possible loan losses to total loans, net of unearned income, at December 31	2.18%	2.14%	2.28%		0.98%	1.00%

(1)          Average loans, net of unearned income, for 2001 include the average loans, net of unearned income, of UB&T and the Lubbock Bank from August 12, to December 31, 2001.

(2)          Average loans, net of unearned income, for 1998 include the average loans, net of unearned income, of Azle State Bank from September 22 through December 31, 1998.

The increase in the allowance of $3,028,000 during 2001 is due primarily to five borrowing relationships with whom predecessor management had intended to continue to work and extend or renew the loans as necessary. Predecessor management believed that the net carrying amount, after considering specific reserves, was adequate to reflect the estimated carrying amount of the loans. Successor management has determined that the Company will no longer maintain a relationship with these borrowers, has informed the borrowers that the borrowers will have to pay off their respective loans with the Company and, if necessary, liquidate the collateral supporting the loans within no later than one year of the acquisition date. As of December 31, 2002, substantially all of these relationships have been exited.  The Company also offered a reduction in principal to one borrower to provide an incentive for the borrower to move its loan relationship. As these loans are collateral dependent, the estimated losses on these loans are primarily due to estimated collateral liquidation value shortfalls. Overall, successor management has determined that the intended method of ultimate recovery on loans from these five borrowing relationships is demonstrably different from the plans that had served as the basis for predecessor management’s estimation of recovery on such loans. The provision for loan losses for the period from August 12, 2000 through December 31, 2001, includes the impact of successor management conforming certain predecessor loan loss methodology to its loan loss calculation methodology. Specifically, successor management has conformed certain charge-off factors on pools of loans to its own historical loan loss factors.

The amount of the allowance is established by management based upon estimated risks inherent in the existing loan portfolio. The allowance is comprised of three components: specific reserves on specific problem loans, historical loss percentages applied to pools of loans with similar characteristics, and an unallocated portion. Management reviews the loan portfolio on a continuing basis to evaluate potential problem loans. This review encompasses management’s estimate of current economic conditions and the potential impact on various industries, prior loan loss experience and the financial conditions of individual borrowers. Loans that have been specifically identified as problem or nonperforming loans are reviewed on at least a quarterly basis, and management critically evaluates the prospect of ultimate losses arising from such loans, based on the borrower’s financial condition and the value of available collateral.  When a risk can be specifically quantified for a loan, that amount is specifically allocated in the allowance. In addition, the Company allocates the allowance based upon the historical loan loss experience of the different types of loans. Despite such allocation, both the allocated and unallocated portions of the allowance are available for charge offs for all loans.

The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at year end for each of the past five years.

	December 31,
	2002		2001		2000
	Amount of Allowance Allocated to Category	Percentage of Loans by Category to Loans, Net of Unearned Income	Amount of Allowance Allocated to Category	Percentage of Loans by Category to Loans, Net of Unearned Income	Amount of Allowance Allocated to Category	Percentage of Loans by Category to Loans, Net of Unearned Income
	(Dollars in thousands)
Real estate loans	$1,079	48.6%	$1,092	44.5%	$685	34.7%
Commercial loans	984	30.4	1,714	32.3	3,434	34.7
Loans to individuals	541	8.4	868	12.4	1,248	14.5
Agriculture and other loans	262	12.6	19	10.8	1,819	16.1
Total allocated	2,866	100.0%	3,693	100.0%	7,186	100.0%
Unallocated	3,395		2,832		1,193
Total allowance for possible loan losses	$6,261		$6,525		$8,379

	December 31,
	1999		1998
	Amount of Allowance Allocated to Category	Percent of Loans by Category to Loans, Net of Unearned Income	Amount of Allowance Allocated to Category	Percent of Loans by Category to Loans, Net of Unearned Income
	(Dollars in thousands)
Real estate loans	$198	38.7%	$106	39.0%
Commercial loans	254	29.6	164	25.8
Loans to individuals	672	24.8	577	30.2
Agriculture and other loans	37	6.9	9	5.0
Total allocated	1,161	100.0%	856	100.0%
Unallocated	672		986
Total allowance for possible loan losses	$1,833		$1,842

The increase of $563,000 in the unallocated portion of the reserve from December 31, 2001 through December 31, 2002, is primarily caused by the effects that the decline in current economic conditions and loan losses experienced in 2000 and 2001 have had on the allowance for loan loss calculation.

Intangible Assets

Intangible assets decreased $17,639,000, or 40.4%, from $43,719,000 at December 31, 2001, to $26,080,000 at December 31, 2002, primarily due to the impairment of goodwill of $15,642,000 recorded in the first quarter of 2002.  The remaining decrease is primarily due to amortization of the core deposit intangible balance during 2002.

Premises and Equipment

Premises and equipment decreased $926,000, or 6.0%, from $15,380,000 at December 31, 2001, to $14,454,000 at December 31, 2002. The decrease was primarily due to the depreciation recorded during 2002 totaling $1,690,000.  This decrease was partially offset by additions to premises and equipment during the year.

Accrued Interest Receivable

Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $895,000, or 16.8%, from $5,321,000 at December 31, 2001, to $4,426,000 at December 31, 2002. The decrease during 2002 was primarily a result of decreases in the loan balance during the year and reclassification during the year of certain loans to nonaccrual status where interest previously accrued is reversed.  Of the total balance at December 31, 2002, $2,310,000, or 52.2%, was interest accrued on loans and $2,116,000, or 47.8%, was interest accrued on securities.

Other Assets

The balance of other assets increased $2,808,000, or 23.7%, to $14,657,000 at December 31, 2002, from $11,849,000 at December 31, 2001, due principally to the additional purchase of bank-owned life insurance on various officers of the Bank.

Deposits

The Bank’s lending and investing activities are funded almost entirely by core deposits, 59.2% of which were noninterest-bearing and interest-bearing demand deposits at December 31, 2002. Total deposits decreased $61,387,000, or 11.3%, from $544,030,000 at December 31, 2001, to $482,643,000 at December 31, 2002. The decrease in deposits was primarily due to decreases in interest rates paid on time deposit accounts causing a lower demand for these accounts.  The reduction was one which management planned, specifically in an effort to realign our deposit mix.  The Bank does not have any brokered deposits.

The following table presents the average amounts of and the average rate paid on deposits of the Company for each of the last three years:

	Years Ended December 31,
	2002		2001		2000(1)
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$100,513	—%	$100,197	—%	$75,425	—%
Interest-bearing demand, savings and money market deposits	185,597	0.79%	186,941	1.82%	136,829	2.56%
Time deposits of less than $100,000	141,099	2.93%	182,860	5.29%	138,167	5.66%
Time deposits of $100,000 or more	75,854	3.19%	107,687	5.65%	72,335	5.90%

Total deposits	$503,063	1.60%	$577,685	3.32%	$422,756	3.69%

(1)          The average amounts and average rates paid on deposits for the year ended December 31, 2000, include the averages of UB&T and the Lubbock Bank from August 12 through December 31, 2000.

The maturity distribution of time deposits of $100,000 or more at December 31, 2002, is presented below:

December 31, 2002
(In thousands)
3 months or less	$31,608
Over 3 through 6 months	14,500
Over 6 through 12 months	14,769
Over 12 months	10,689

Total time deposits of $100,000 or more	$71,566

The Bank experiences relatively limited reliance on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company’s future earnings because of interest rate sensitivity. At December 31, 2002, time deposits of $100,000 or more represented 14.8% of the Company’s total deposits compared to 16.3% of the Company’s total deposits at December 31, 2001.

Fed Funds Purchased and Securities Sold Under Agreement to Repurchase

The balance of fed funds purchased and securities sold under agreement to repurchase decreased $45,000 or 29.8%, from $151,000 at December 31, 2001 to $106,000 at December 31, 2002.

Accrued Interest Payable

Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $793,000, or 54.2%, from $1,462,000 at December 31, 2001, to $669,000 at December 31, 2002, due to a decrease in interest-bearing deposit balances as well as decreases in interest rates being paid on interest-bearing time deposits during 2002.

Note Payable

During 2002, the Company incurred two separate advances with the Federal Home Loan Bank related to the match funding of certain loan arrangements under a Federal Home Loan Bank Community Development Program.  The advances totaled $143,000 and have maturities of 60 and 180 months.

Other Liabilities

The balance of other liabilities decreased $242,000, or 4.5%, from $5,441,000 at December 31, 2001, to $5,199,000 at December 31, 2002, due primarily to a reduction in deferred taxes payable associated with the amortization of the core deposit intangible.

Selected Financial Ratios

The following table presents selected financial ratios for each of the last three fiscal years:

	Years Ended December 31,
	2002	2001	2000(1)
Net income (loss) to:
Average assets	(2.02)%	(1.06)%	(0.34)%
Average interest-earning assets	(2.35)%	(1.26)%	(0.40)%
Average stockholder’s equity	(17.19)%	(8.99)%	(3.50)%
Dividend payout (2) to:
Net income (loss)	N/A	N/A	N/A
Average stockholder’s equity	N/A	N/A	N/A
Average stockholder’s equity to:
Average total assets	11.73%	11.83%	9.80%
Average loans (3)	24.36%	24.50%	18.51%
Average total deposits	13.72%	13.86%	11.31%
Average interest-earning assets to:
Average total assets	85.83%	84.50%	86.53%
Average total deposits	100.44%	99.01%	99.89%
Average total liabilities	99.32%	97.62%	98.65%
Ratio to total average deposits of:
Average loans (3)	56.33%	56.59%	61.11%
Average noninterest bearing deposits	19.98%	17.34%	17.84%
Average interest-bearing deposits	80.02%	82.66%	82.16%
Total interest expense to total interest income	26.19%	46.55%	44.60%
Efficiency Ratio (4)	83.17%	98.68%	94.82%

(1)          Average balance sheet and income statement items for 2001 include the averages for UB&T and the Lubbock Bank from August 12 through December 31, 2000.

(2)          Dividends for common stock only.

(3)          Before allowance for loan losses.

(4)          Calculated as total noninterest expense, excluding securities losses and loan loss provision, divided by net interest income plus noninterest income.  Taxes are not part of this calculation.

Liquidity

The Bank

Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers’ borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $23,243,000 and $32,767,000 during the years ended December 31, 2002 and 2001, respectively. These amounts comprised 4.0% and 4.8% of average total assets during the years ended December 31, 2002 and 2001, respectively.

The average level of securities, interest-earning time deposits in other banks and federal funds sold was $221,871,000 and $245,052,000 during the years ended December 31, 2002 and 2001, respectively.

A total of $1,414,000 and $59,919,000 of securities classified as available-for-sale were sold during the years ended December 31, 2002 and 2001.  At December 31, 2002, $29,112,000, or 22.6%, of the Company’s securities portfolio, excluding mortgage-backed securities, matured within one year and $95,096,000, or 73.8%, excluding mortgage-backed securities, matured after one but within five years. The Bank’s commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years with primarily fixed interest rates. At December 31, 2002, approximately $186,011,000, or 64.7%, of the Company’s loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $178,278,000, or 67.7%, of the Company’s loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See “Analysis of Financial Condition—Loan Portfolio” above.

On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the years ended December 31, 2002 and 2001, the Company’s average deposits were $503,063,000, or 85.5% of average total assets, and $577,685,000, or 85.3% of average total assets, respectively. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See “Analysis of Financial Condition—Deposits” above.

The Company

The Company depends on the Bank for liquidity in the form of cash flow, primarily to meet distribution requirements on the Company’s subordinated debentures, which payments, in turn, are used to meet distribution requirements on Independent Capital’s Trust Preferred Securities and to cover other operating expenses.  Prior to the Acquisition, this cash flow came from three sources: (i) dividends resulting from earnings of the Bank, (ii) current tax liabilities generated by the Bank and (iii) management and service fees for services performed for the Bank.  The Company’s immediate liquidity needs have been and can continue to be satisfied by advances from the Company’s parent company.

The payment of dividends from the Bank is subject to applicable law and the scrutiny of regulatory authorities. Cash paid by the Bank to Independent Financial in 2002 aggregated $7,500,000 by means of a capital reduction at the Bank; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $7,534,000 during 2002. Dividends paid by the Bank to Independent Financial during 2001 aggregated $700,000; in turn, Independent Financial and Independent Capital paid dividends to the Company totaling $734,000. At December 31, 2002, there were no dividends available for payment to Independent Financial by the Bank without prior regulatory approval.

Pursuant to a tax-sharing agreement, the Bank pays to the Company an amount equal to its individual tax liability on the accrual method of federal income tax reporting. The accrual method generates more timely payments of current tax liabilities by the Bank to the Company, increasing the regularity of cash flow and shifting the time value of such funds to the Company. In the event that the Bank incurs losses, the Company may be required to refund tax liabilities previously collected. The current tax liabilities generated by the bank and paid to the Company during 2002 were $1,732,000.  There were no current tax liabilities generated by the Bank during 2001 due to the pre-tax loss incurred by the Bank.

Prior to the Acquisition, the Bank paid management fees to the Company for services performed. These services included, but were not limited to, financial and accounting consultation, attendance at the Bank’s board meetings, audit and loan review services and related expenses. The Bank paid a total of $102,000 in management fees to the Company during 2000.  Subsequent to the Acquisition, the Company ceased charging management fees to the Bank.

Capital Resources

At December 31, 2002, stockholder’s equity totaled $58,593,000, or 10.5% of total assets, compared to $75,381,000, or 11.8% of total assets, at December 31, 2001. The decrease in equity was caused by the net loss recorded in 2002, as well as a dividend of $6,060,000 paid to State National in November 2002.  The dividend was funded by a capital reduction at the Bank.  As discussed below, there are dividend restrictions placed on the Bank by regulatory authorities.  However, due to the fact that the impairment of goodwill is excluded from regulatory capital calculations, the Bank had excess regulatory capital.  Management and the Board of Directors determined that it was in the best interest of the Bank, the Company and State National to have a capital reduction at the Bank and contribute those funds to the Company which in turn contributed most of the funds to State National in the form of a dividend to be used to pay down debt, fund future acquisitions and provide for general corporate liquidity needs.

Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy.  These guidelines relate a banking company’s capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4%, and total capital (Tier 1 and Tier 2 capital) of at least 8%, of net risk-weighted assets, and to be designated as “well-capitalized”, the banking company must have Tier 1 and total risk based capital ratios of 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholder’s equity (net of available for sale fair value adjustment) and qualifying guaranteed preferred beneficial interests in the Company’s subordinated debentures, reduced by intangible assets, net of the deferred tax liability associated with the core deposit intangible, and any deferred tax asset disallowed for regulatory capital purposes.  For the Company, Tier 2 capital is comprised of the remainder of guaranteed preferred beneficial interests in the Company’s subordinated debentures not qualifying as Tier 1 capital and the qualifying amount of the allowance for possible loan losses.

Banking regulators also have a leverage ratio requirement.  The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets.  The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%.  The following tables provide a calculation of the Company’s risk-based capital ratios and leverage ratio and a comparison of the Company’s and the Bank’s risk-based capital ratios and leverage ratio to the minimum regulatory and well-capitalized minimum requirements at December 31, 2002:

	December 31,		Minimum Capital Ratios	Well Capitalized Ratios
	2002	2001
	(Dollars in thousands)
Tier 1 capital	$42,230	$42,640

Total capital	46,544	47,048

Net risk weighted assets	343,228	350,516

Adjusted quarterly average assets	534,830	608,689

Capital ratios:

Tier 1 capital to net risk-weighted assets	12.30%	12.16%	4.00%	6.00%

Total capital to net risk-weighted assets	13.56	13.42	8.00	10.00

Tier 1 capital to adjusted quarterly average assets	7.90	7.01	4.00	5.00

The minimum regulatory capital ratios, minimum capital ratios for well capitalized banks and the Bank’s actual capital ratios at December 31, 2002 were as follows:

	Regulatory Minimum Ratio for Banks	Minimum Ratio for Well Capitalized Banks	Actual Ratios at December 31, 2002

Tier 1 capital to net risk weighted assets	4.00%	6.00%	12.24%
Total capital to net risk weighted assets	8.00	10.00	13.50
Tier 1 capital to adjusted quarterly average assets	4.00	5.00	7.92

The FDICIA requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The law also requires each federal banking agency to specify the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Under the FDIC’s regulations, the Company and the Bank were both well capitalized at December 31, 2002.

The Company’s ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Federal Reserve Board.

The payment of dividends is determined by the Company’s Board of Directors in light of circumstances and conditions then existing, including the earnings of the Company and the Bank, funding requirements and financial condition and applicable laws and regulations. The Company’s ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends on common stock unless such bank holding company can pay such dividends from current earnings.

At December 31, 2002, none of the capital of the Bank was available for payment of dividends to the Company without prior approval of regulatory authorities. The Company’s immediate liquidity needs have been and can continue to be satisfied by advances from the Company’s parent company.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

For quantitative and qualitative disclosures about market risk affecting the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in Item 7 above, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Independent Auditors’ Report

Report of Independent Accountants

Consolidated Balance Sheets As of December 31, 2002 and 2001

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2002 and 2001, the Period From August 12, 2000 Through December 31, 2000 and the Period From January 1, 2000 Through August 11, 2000

Consolidated Statements of Changes in Stockholder’s Equity for the Years ended December 31, 2002 and  2001, the Period From August 12, 2000 through December 31, 2000, and the Period From January 1, 2000 Through August 11, 2000

Consolidated Statements of Cash Flows for the Years ended December 31, 2002 and 2001 the Period From August 12, 2000 Through December 31, 2000 and the Period from January 1, 2000 Through August 11, 2000

Notes to Consolidated Financial Statements

Quarterly Data (Unaudited)

INDEPENDENT AUDITORS’ REPORT

The Stockholder and Board of Directors

Independent Bankshares, Inc.

We have audited the accompanying consolidated balance sheet of Independent Bankshares, Inc. and subsidiaries (collectively, the “Company”) a wholly owned subsidiary of State National Bancshares, Inc., as of December 31, 2002, and the related consolidated statement of operations, changes in stockholder’s equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Independent Bankshares, Inc. and subsidiaries at December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 7, 2003

Report of Independent Auditors

The Stockholder and Board of Directors

Independent Bankshares, Inc.

We have audited the accompanying consolidated balance sheet of Independent Bankshares, Inc., a wholly owned subsidiary of State National Bancshares, Inc., as of December 31, 2001, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the year ended December 31, 2001 and each of the periods from August 12, 2000 through December 31, 2000 and from January 1, 2000 though August 11, 2000. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bankshares, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001 and the periods from August 12, 2000 through December 31, 2000 and from January 1, 2000 through August 11, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 5, 2002

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS AS OF

DECEMBER 31, 2002 AND 2001

ASSETS

	2002	2001
	(Dollars in thousands)
Assets:
Cash and Cash Equivalents:
Cash, Due from Banks and Interest-Earning Time Deposits	$33,583	$36,062
Federal Funds Sold	6,784	10,528
Total Cash and Cash Equivalents	40,367	46,590
Available-for-sale Securities, at fair value	173,631	216,112
Loans
Total Loans	287,305	304,270
Less:
Unearned Income on Installment Loans	3	24
Allowance for Loan Losses	6,261	6,525
Net Loans	281,041	297,721
Goodwill (Note 6)	16,098	31,742
Other Intangible Assets (Note 6)	9,982	11,977
Premises and Equipment, net (Note 7)	14,454	15,380
Accrued Interest Receivable	4,426	5,321
Other Real Estate and Other Repossessed Assets	3,631	691
Other Assets	14,657	11,849
Total Assets	$558,287	$637,383

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Deposits
Noninterest-bearing Demand Deposits	$106,950	$112,044
Interest-bearing Demand Deposits	178,981	180,021
Interest-bearing Time Deposits	196,712	251,965
Total Deposits	482,643	544,030
Fed Funds Purchased and Securities Sold Under Agreement to Repurchase	106	151
Accrued Interest Payable	669	1,462
Note Payable	143	0
Other Liabilities	5,199	5,441
Total Liabilities	488,760	551,084

Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures	10,934	10,918

Commitments and Contingent Liabilities (Notes 15 and 17)

Stockholder’s Equity
Common Stock—Par Value $0.25; 30,000,000 Shares Authorized; 2,273,647 Shares Issued at December 31, 2002 and 2001	568	568
Additional Paid-In Capital	80,066	80,071
Retained Deficit	(26,208)	(8,280)
Unrealized Gain on Available-for-sale Securities, net	4,167	3,022
Total Stockholder’s Equity	58,593	75,381
Total Liabilities and Stockholder’s Equity	$558,287	$637,383

See accompanying notes.

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR

THE YEARS ENDED DECEMBER 31, 2002 AND 2001, THE PERIOD FROM AUGUST 12, 2000 THROUGH

DECEMBER 31, 2000, AND THE PERIOD FROM JANUARY 1, 2000 THROUGH AUGUST 11, 2000

				Predecessor
	Year Ended December 31, 2002	Year Ended December 31, 2001	August 12, 2000, Through December 31, 2000	January 1, 2000 Through August 11, 2000
Interest Income:	(Dollars in thousands, except per share data )
Interest and Fees on Loans (Note 5)	$20,070	$27,292	$14,105	$10,746
Interest on Securities	10,270	11,435	4,583	3,705
Interest on Deposits in Other Banks	98	28	12	0
Interest on Federal Funds Sold	244	2,428	1,024	822
Total Interest Income	30,682	41,183	19,724	15,273
Interest Expense:
Interest on Deposits	8,034	19,167	9,245	6,355
Interest on Federal funds Purchased and Securities Sold Under Agreement to Repurchase	2	4	7	0
Total Interest Expense	8,036	19,171	9,252	6,355
Net Interest Income	22,646	22,012	10,472	8,918
(Credit) provision for Loan Losses (Note 5)	(77)	10,765	618	1,660
Net Interest Income After (Credit) Provision for Loan Losses	22,723	11,247	9,854	7,258
Noninterest Income:
Service Charges	3,687	3,506	1,606	1,621
Trust Fees	487	492	118	140
Net Realized Gain on Sale of Securities	13	1	36	0
Other Income	1,825	1,407	129	142
Total Noninterest Income	6,012	5,406	1,889	1,903
Noninterest Expenses:
Salaries and Employee Benefits	10,470	10,681	4,422	3,869
Net Occupancy Expense	3,854	3,726	1,151	1,526
Amortization of Intangible Assets	1,873	4,367	1,685	413
Distributions on Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures (Note 10)	1,121	1,119	434	678
Communication	812	925	467	197
Professional Fees	679	888	765	416
Data Processing Expense	530	654	411	94
Net Costs (Revenues) Applicable to Other Real Estate and Other Repossessed Assets	52	95	(23)	29
Merger Related Expense	546	51	0	1,970
Other Expenses	3,897	4,549	1,699	1,778
Total Noninterest Expenses	23,834	27,055	11,011	10,970
Income (Loss) From Continuing Operations Before Federal Income Taxes and Cumulative Effect of a Change in Accounting Principle	4,901	(10,402)	732	(1,809)
Federal Income Tax Expense (Benefit) (Note 9)	1,190	(3,205)	497	99
Income (Loss) From Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	3,711	(7,197)	235	(1,908)
Discontinued Operations
Gain From Operations of Sold Branches (including loss on disposal of $35,000)	96	0	0	0
Federal Income Taxes on Discontinued Operations	33	0	0	0
Income Before Cumulative Effect of a Change in Accounting Principle	3,774	(7,197)	235	(1,908)
Cumulative Effect of a Change in Accounting Principle	15,642	0	0	0
Net (Loss) Income	$(11,868)	$(7,197)	$235	$(1,908)
Preferred Stock Dividends				$0
Net Loss Available to Common Stockholders				$(1,908)
Basic Loss Per Common Share Available to Common Stockholders (Note 12)				$(0.84)
Diluted Loss Per Common Share Available to Common Stockholders (Note 12)				$(0.84)

See accompanying notes.

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, THE PERIOD FROM AUGUST 12, 2000 THROUGH

DECEMBER 31, 2000, AND THE PERIOD FROM JANUARY 1, 2000 THROUGH AUGUST 11, 2000

			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)

	Common Stock					Treasury Stock		Unearned Employee Stock Ownership Plan
	Shares	Amount				Shares	Amount	Shares	Amount
	(Dollars in thousands, except per share data)
Balances-January 1, 2000 (Predecessor)	2,333,647	$583	$15,955	$9,972	$(343)	(60,000)	$(669)	(12,470)	$(142)
Net Loss, January 1 to August 11				(1,908)
Adjustment to Unrealized Loss on Available-For-Sale Securities, Net of Tax of $77,000 (Note 4)					150
Cash Dividends ($0.12 Per Share)				(273)
Principal Payments on Loan to ESOP for Stock Purchase – Earned Stock (Note 11)								12,470	142
Balances — August 11, 2000 (Predecessor)	2,333,647	583	15,955	7,791	(193)	(60,000)	(669)	0	0
Purchase Accounting Adjustments (Note 2)			30,258	(7,791)	193
Retirement of Treasury Stock	(60,000)	(15)	(654)			60,000	669
Merger of UB&T effective August 11, 2000			16,622	483	(376)
Merger of Lubbock effective August 11, 2000			18,000	1,026	(621)
Purchase Price Adjustment				(76)
Net Income, August 12 through December 31				235
Adjustment to Unrealized Loss on Available-For-Sale Securities, Net of Tax of $1,347,000 (Note 4)					2,615
Cash Dividends				(2,051)
Balances—December 31, 2000 (Predecessor)	2,273,647	568	80,181	(383)	1,618	0	0	0	0
Net Loss				(7,197)
UB&T Purchase Price Adjustment			(110)
Adjustment to Unrealized Gain on Available-For-Sale Securities, Net of Tax of $723,000 (Note 4)					1,404
Cash Dividends				(700)
Balances-December 31, 2001 (Predecessor)	2,273,647	568	80,071	(8,280)	3,022	0	0	0	0
Net Loss				(11,868)
UB&T Purchase Price Adjustment			(5)
Adjustment to Unrealized Gain on Available-For-Sale Securities, Net of Tax of $591,000 (Note 4)					1,158
Reclassification adjustment for gains included in net income					(13)
Cash Dividends				(6,060)
Balances—December 31, 2002	2,273,647	$568	$80,066	$(26,208)	$4,167	0	$0	0	$0

See accompanying notes.

INDEPENDENT BANKSHARES, INC.
A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
2002 AND 2001, THE PERIOD FROM AUGUST 12, 2000 THROUGH DECEMBER 31, 2000 AND THE PERIOD FROM
JANUARY 1, 2000 THROUGH AUGUST 11, 2000

				Predecessor
	Year Ended December 31, 2002	Year Ended December 31, 2001	August 12, 2000, Through December 31, 2000	January 1, 2000 Through August 11, 2000
	(Dollars in thousands )
Cash Flows from Operating Activities:
Net (Loss) Income	$(11,868)	$(7,197)	$235	$(1,908)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Cumulative Effect of a Change in Accounting Principle - Goodwill Impairment	15,642	0	0	0
Deferred Federal Income Tax (Benefit) Expense	(262)	88	103	(817)
Depreciation and Amortization	4,271	5,668	2,286	864
Provision (credit) for Loan Losses	(77)	10,765	618	1,660
Loss on Branch Sale	35	0	0	0
Gain on Sales of Securities	(13)	(1)	(36)	0
Loss (Gain) on Sales of Premises and Equipment	10	(24)	(40)	0
Writedown of Premises and Equipment	146	129	0	0
Gains on Sales of Other Real Estate and Other Repossessed Assets	(9)	(29)	0	0
Writedown of Other Real Estate and Other Repossessed Assets	0	124	2	4
Decrease (Increase) in Accrued Interest Receivable	847	2,694	(1,013)	6
Decrease (Increase) in Other Assets	(928)	466	1,050	1,180
Increase (Decrease) in Accrued Interest Payable	(767)	(1,026)	187	99
Increase (Decrease) in Other Liabilities	(567)	(1,451)	(1,396)	1,227
Net Cash Provided by Operating Activities	6,460	10,206	1,996	2,315

Cash Flows from Investing Activities:
Proceeds From Maturities of Available-For-Sale Securities	110,019	70,034	8,599	12,200
Proceeds From Maturities of Held-To-Maturity Securities	0	0	3,977	4,724
Proceeds From Sales of Available-For-Sale Securities	1,414	59,919	39,692	3,000
Purchases of Available-For-Sale Securities	(67,895)	(166,507)	(41,145)	(4,891)
Purchases of Held-To-Maturity Securities	0	0	0	(5,836)
Purchase of Bank Owned Life Insurance	(1,994)	(10,000)	0	0
Net Decrease in Loans	10,490	48,719	3,184	3,167
Proceeds from Sales of Premises and Equipment	68	310	99	0
Additions to Premises and Equipment	(1,281)	(1,656)	(1,387)	(82)
Proceeds from Sales of Other Real Estate and Other Repossessed Assets	640	1,104	104	356
Net Cash and Cash Equivalents Paid in Branch Sale	(11,124)	0	0	0
Net Cash and Cash Equivalents Received in Merger/Acquisition	0	0	9,344	0
Net Cash Provided by Investing Activities	40,337	1,923	22,467	12,638

Cash Flows from Financing Activities:
Net Decrease in Deposits	(47,058)	(49,575)	(2,504)	(6,962)
(Decrease) Increase in Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	(45)	151	0	0
Repayment of Notes Payable	0	0	0	0
Advances from State National	0	1,000	0	0
Payment of Cash Dividends	(6,060)	(700)	(2,051)	(273)
Advances on Federal Home Loan Bank Note	143	0	0	0
Net Cash Used in Financing Activities	(53,020)	(49,124)	(4,555)	(7,235)
Net (Decrease) Increase in Cash and Cash Equivalents	(6,223)	(36,995)	19,908	7,718
Cash and Cash Equivalents at Beginning of Period	46,590	83,585	63,677	38,760
Cash and Cash Equivalents at End of Period	$40,367	$46,590	$83,585	$46,478

See accompanying notes.

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Independent Bankshares, Inc., a Texas corporation (the “Company”), is a bank holding company headquartered in Lubbock, Texas. The Company is an indirect, wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas (“State National”). At December 31, 2002, the Company owned all of the common securities of Independent Capital Trust (“Independent Capital”) and indirectly, owned through a Delaware subsidiary, Independent Financial Corp. (“Independent Financial”), 100% of the stock of State National Bank, Lubbock, Texas (the “Bank” or the “Lubbock Bank”) and 100% of the stock of Twoenc, Inc. (“Twoenc”) a subsidiary of the bank used for holding certain foreclosed assets of the Bank. At December 31, 2002, the Bank operated full-service banking locations in the Texas cities of Abilene (four locations), Azle (two locations), Big Spring, Lubbock, (3 locations), Odessa (two locations), Plainview, San Angelo, Stamford and Winters.

The Company’s primary activities are to assist the Bank in the management and coordination of its financial resources.

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

Consumer Services. The Bank also provides a wide range of consumer banking services, including checking, savings and money market accounts, savings programs and installment and personal loans. The Bank makes automobile and other installment loans directly to customers, as well as indirectly through automobile dealers. The Bank makes home improvement, home equity and real estate loans and provides safe deposit services. As a result of sharing arrangements with the Pulse automated teller machine system network, the Bank provides 24-hour routine banking services through automated teller machines (“ATMs”). The Pulse network provides ATM accessibility throughout the United States. The Bank also offers investment services and banking by phone or personal computer.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Independent Capital, Independent Financial, the Bank and Twoenc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest earning time deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Securities

Management determines the appropriate classification of securities at the time of purchase. If the securities are purchased ith the positive intent and the ability to hold the securities until maturity, they are classified as held-to-maturity and carried at historical cost, adjusted for amortization of premiums and accretion of fees and discounts using a method that approximates the interest method. Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value. Unrealized gains and losses, net of taxes, related to securities available-for-sale are recorded as a separate component of stockholder’s equity. The Company had no securities classified as held-to-maturity or trading as of December 31, 2002.  The cost of securities sold is based on the specific identification method. The Company currently owns no derivative financial instruments subject to Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and does not engage in hedging activities.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral.

Allowance for Loan Losses

The allowance for loan losses (the “allowance”) is reduced by charge-offs and increased by recoveries of loans previously charged off and reduced or increased by the loan loss provision necessary to arrive at a balance determined by management to be appropriate.  Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.  The allowance is comprised of three elements which include: (i) allowances established on specific loans, (ii) allowances based on loss experience and trends in pools of loans with similar characteristics, and (iii) unallocated allowances based on general economic conditions and other internal and external risk factors in the Company’s individual markets.  The total allowance includes activity related to allowances calculated in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” and activity related to other allowances determined in accordance with SFAS No. 5 “Accounting for Contingencies” .

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is computed primarily on the straight-line method over the estimated useful lives of three (3) to forty (40) years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the period.

Intangible Assets

A core deposit intangible resulting from the acquisition of the Company is being amortized on an accelerated method over a ten (10) year period. Through December 31, 2001, goodwill resulting from the acquisition of the Company as well as previous acquisitions was being amortized on the straight-line method over a twenty (20) year period.  Beginning in 2002, amortization of goodwill has ceased as a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be reviewed for impairment at least annually.  The implementation of SFAS No. 142 resulted in the Company recording a noncash, goodwill impairment charge of $15,642,000 during the first quarter of 2002.  This charge reflects the cumulative effect of adopting the accounting change in the statement of operations, but does not affect the Company’s operations and has no impact on cash flows.  Goodwill was tested for impairment as of October 1, 2002, and due to the results of that valuation, no further impairment was deemed necessary.

All other intangible assets are evaluated periodically to determine recoverability of their carrying value when economic conditions indicate impairment may exist.  These conditions would include an ongoing negative performance history and a forecast of anticipated performance that is significantly below management’s initial expectation for the acquired entity. Impairment would be determined based upon the estimated discounted cash flows of the entity acquired over the remaining amortization period, compared to the remaining intangible balance. As of December 31, 2002, management believes that no impairment of other intangible assets had occurred as determined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Federal Income Taxes

The Company uses the liability method of accounting for deferred income taxes as required by the SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Other Real Estate and Other Repossessed Assets

Other real estate and other repossessed assets consist principally of real estate properties and automobiles acquired by the Company through foreclosure. Such assets, recorded, upon foreclosure, at estimated fair value, net of estimated costs of disposal, if any. If the estimated fair value of the collateral securing the loan is less than the amount outstanding on the loan at the time the assets are acquired, the difference is charged against the allowance for possible loan losses. Subsequent declines in estimated fair value, if any are charged to noninterest expense.

Advertising Costs

Advertising costs are expensed as incurred. The total amounts charged to advertising expense for the years ended December 31, 2002, 2001 and 2000 were approximately $405,000, $540,000 and $575,000, respectively.

Recently Issued Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 establishes accounting and reporting standards for business combinations.  This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting.  Additionally, SFAS No.141 enhances the disclosures related to business combinations and requires that all intangible assets acquired in a business combination be reported separately from goodwill.  These intangible assets must then be assigned to a specifically identified reporting unit and assigned a useful life.  The provisions of this statement apply to all business combinations initiated after June 30, 2001.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In July 2001 the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for goodwill and other intangible assets.  SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives.  SFAS No. 142 requires that these assets be reviewed for impairment at least annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.  Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

SFAS No. 142 was effective for the Company’s fiscal year beginning January 1, 2002.  The implementation of SFAS No. 142 resulted in the Company recording a non-cash goodwill impairment charge of $15,642,000 during the first quarter of 2002.  This charge reflects the cumulative effect of adopting the accounting change in the statement of operations, but does not affect the Company’s operations and has no impact on cash flows.  The application of the nonamortization provisions of SFAS No. 142 resulted in an increase in net income before federal income taxes and cumulative effect of a change in accounting principle of $1,733,000 for the year ended December 31, 2002.

In July 2001 FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after September 15, 2002, with earlier application encouraged.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operation.

In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  More specifically, this statement broadens the presentation of discontinued operations to include a component of an entity whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  It supersedes, with exceptions, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, and was adopted January 1, 2002.

In 2002 the Company sold two branches located in Bangs and Trent, Texas.  Accordingly, the operating results of the deposed properties have been reclassified and reported as discontinued operations in the Consolidated Statements of operations and comprehensive income.

In May of 2002 the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”.  This statement rescinds SFAS No. 4 and 64, “Reporting Gains and Losses from Extinguishment of Debt and Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, which is no longer necessary because the transition to the provisions of the Motor Carrier Act of 1980 is complete.  The statement also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Finally, the statement makes various technical corrections to existing pronouncements which are not considered substantive.  The provisions of the statement are effective for fiscal years beginning after May 15, 2002.  The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, but early adoption is allowed and encouraged.  As such, the statement was adopted at the date of issuance in October 2002.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In October 2002 the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”.  SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, except transactions between two or more mutual enterprises.  SFAS No. 147 shall be effective for acquisitions on or after October 1, 2002.  The implementation of this standard is not expected to have a material impact on the Company’s financial position or results of operation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2: ACQUISITION OF THE COMPANY

On March 1, 2000, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with State National for a cash acquisition of the Company by State National (the “Acquisition”). The Company and State National consummated the merger at the close of business August 11, 2000.  Pursuant to the terms of the Merger Agreement, each share of common stock of the Company was exchanged for $20.0165 in cash. Upon conclusion of the Acquisition, State National became the sole shareholder of the Company, owning all 2,273,647 outstanding shares of the Company’s common stock. In connection with the Acquisition, State National agreed to assume and guarantee the outstanding Trust Preferred Securities issued by Independent Capital, a Delaware business trust controlled by the Company.

State National accounted for its acquisition of the Company as a purchase business combination and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of the Company subsequent to August 11, 2000. The consolidated financial statements of the Company for the periods ended before August 12, 2000 (predecessor), were prepared using the Company’s historical basis of accounting. The comparability of operating results for these periods and the periods encompassing push- down accounting is affected by the purchase accounting adjustments, including the amortization of goodwill (straight-line method until amortization of goodwill ceased beginning January 1, 2002) and core deposit intangibles (accelerated method) over a period of 20 and 10 years, respectively.

The purchase price, including costs incurred by State National directly associated with the Acquisition, was preliminarily allocated to net assets acquired. Final allocation has been obtained and the purchase allocations finalized at December 31, 2000.  The following table summarizes the changes made to the accounts of the Company as of August 11, 2000, as a result of applying push down accounting:

	Balance at Date of Acquisition	Push Down Accounting Adjustments	Adjusted Balance
	(In thousands)
Investment securities	$99,906	$(1,494)	$98,412
Loans, net of unearned income	183,082	(1,169)	181,913
Allowance for possible loan losses	(3,343)	(3,028)	(6,371)
Goodwill and core deposit intangibles	9,746	30,099	39,845
Premises and equipment	9,446	(492)	8,954
Other assets	1,659	(126)	1,533
Total assets	$350,735	$23,790	$374,525

Other liabilities	$1,760	$3,233	$4,993
Trust Preferred Securities	13,000	(2,103)	10,897
Stockholder’s equity	23,465	22,660	46,125
Total liabilities and stockholder’s equity	$350,735	$23,790	$374,525

NOTE 3: BANK MERGERS

On October 24, 2000, State National contributed to the Company its ownership of United Bank & Trust, Abilene, Texas (“UB&T”). UB&T was merged with and into First State Bank, National Association, Abilene, Texas (“First State”), a subsidiary of the Company at that time. At the time of the merger, the name of the resulting bank was changed to State National Bank of West Texas, Abilene, Texas (the “Abilene Bank”).

The merger was accounted for similar to a pooling of interests.  As a result of the merger, the balance sheet and results of operations of UB&T have been included in the Company’s consolidated financial statements since August 12, 2000, the date of the acquisition of the Company by State National (the “Acquisition”).  At August 12, 2000, UB&T had total assets of $112,806,000, loans, net of allowance for possible loan losses, of $70,230,000, total deposits of $93,946,000 and total stockholder’s equity of $16,729,000.

On February 28, 2001, State National contributed to the Company, its ownership interest in State National Bank of West Texas, Lubbock, Texas (the “Lubbock Bank”).  The Abilene Bank was merged with and into the Lubbock Bank.  The Lubbock Bank continued as the surviving entity in the merger (the “Bank”).

The merger was accounted for similar to a pooling of interests.  As a result of the merger, the balance sheet and results of operations of the Lubbock Bank have been included in the Company’s consolidated financial statements since August 11, 2000, the date of the acquisition of the Company by Acquisition.  At August 11, 2000, the Lubbock Bank had total assets of $210,409,000, loans, net of allowance for possible loan losses, of $121,130,000, total deposits of $190,828,000 and total stockholder’s equity of $18,405,000.

Collectively, the UB&T merger and the Lubbock Bank merger are referred to as the Bank Mergers.

NOTE 4: SECURITIES

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2002 and 2001 were as follows:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$ 116,053,000	$ 5,359,000	$ 0	$ 121,412,000
Mortgage-backed securities and collateralized mortgage obligations	43,934,000	871,000	(52,000)	44,753,000
Obligations of states and political subdivisions	3,448,000	133,000	0	3,581,000
Other securities	3,882,000	3,000	0	3,885,000

Total available-for-sale securities	$ 167,317,000	$ 6,366,000	$ (52,000)	$ 173,631,000

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$ 132,363,000	$ 3,900,000	$ (238,000)	$ 136,025,000
Mortgage-backed securities and collateralized mortgage obligations	68,943,000	954,000	(162,000)	69,735,000
Obligations of states and political subdivisions	6,985,000	124,000	0	7,109,000
Other securities	3,243,000	0	0	3,243,000

Total available-for-sale securities	$ 211,534,000	$ 4,978,000	$ (400,000)	$ 216,112,000

There were no held-to maturity securities at December 31, 2002 or 2001, as they were reclassified to available for sale in conjunction with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The amortized cost and estimated fair value of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-For-Sale Securities	Amortized Cost	Estimated Fair Value

Due in one year or less	$28,621,000	$29,112,000
Due after one year through five years	90,151,000	95,096,000
Due after five years through ten years	609,000	652,000
Due after ten years	4,002,000	4,018,000
	123,383,000	128,878,000
Mortgage-backed securities and collateralized mortgage obligations	43,934,000	44,753,000

Total available-for-sale securities	$167,317,000	$173,631,000

At December 31, 2002, securities with an amortized cost and estimated fair value of $33,566,000 and $35,632,000, respectively, were pledged as collateral for public and trust fund deposits and for other purposes required or permitted by law. At December 31, 2001, the amortized cost and estimated fair value of pledged securities were $45,996,000 and $47,785,000, respectively.

During 2002 and 2001 the Company sold available-for-sale securities with an aggregate book value of $1,414,000 and $59,919,000 respectively and a gross realized gain of approximately $13,000 and $1,000, respectively.

NOTE 5: LOANS

The composition of loans at December 31, 2002 and 2001 was as follows:

	2002	2001

Real estate loans	$139,711,000	$135,544,000
Commercial loans	87,508,000	98,129,000
Loans to individuals	24,016,000	37,873,000
Agriculture and other loans	36,070,000	32,724,000
Total loans	287,305,000	304,270,000
Less unearned income	3,000	24,000

Total loans, net of unearned income	$287,302,000	$304,246,000

Included in the loan balance at December 31, 2002, is a purchase discount with a remaining balance of $489,000 related to the acquisition of the Company by State National.  The original balance of the discount was $1,169,000 and was calculated at an effective purchase yield of 10.00%.  The discount is being accreted into income over the life of the related loans.  The estimated remaining life of the loans on which the discount was calculated is five years.

Nonperforming assets at December 31, 2002 and 2001 were as follows:

	2002	2001

Nonaccrual loans	$4,016,000	$5,581,000
Accruing loans past due over ninety days	85,000	223,000
Restructured loans	17,000	29,000
Other real estate and other repossessed assets	3,631,000	691,000

Total nonperforming assets	$7,749,000	$6,524,000

At December 31, 2002 and 2001, loans identified as being impaired consisted of loans placed on nonaccrual status.  The entire balance in the allowance for loan loss is available to absorb loan losses on the entire portfolio.

At December 31, 2002, and 2001, the recorded investment in loans that are considered to be impaired under SFAS No.114 was approximately $4,016,000 and $5,581,000, respectively.  Included in these amounts at December 31, 2002 and 2001, was approximately $3,985,000 and $4,710,000, respectively, of impaired loans for which the related specific reserve for loan losses was approximately $1,114,000 and $1,190,000, respectively.  Impaired loans of $31,000 and $871,000 at December 31, 2002 and 2001, respectively, did not have a specific reserve for loan losses.

The amount of interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2002, 2001, the period from August 12, 2000 through December 31, 2000 and the period from January 1, 2000 through August 11, 2000, based on the loans’ original terms was $430,000, $582,000, $100,000 and $12,000, respectively. A total of $0, $1,000 $0 and $16,000 in interest on nonaccrual loans was actually collected and recorded as income during the years ended December 31, 2002, 2001, the period from August 12, 2001 through December 31, 2001 and the period from January 1, 2000 through August 11, 2000.

A summary of the activity in the allowance for loan losses for the years ended December 31, 2002 and 2001, the period from August 12, 2000 through December 31, 2001 and the period from January 1, 2000 through August 11, 2000, is as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	August 12, 2000 to December 31, 2000	January 1, 2000 to August 11, 2000

Balance at beginning of period	$6,525,000	$8,379,000	$6,371,000	$1,833,000
(Credit) Provision for loan losses	(77,000)	10,765,000	618,000	1,660,000
Loans charged off	(1,772,000)	(13,694,000)	(1,796,000)	(230,000)
Recoveries of loans charged off	1,585,000	1,075,000	39,000	80,000
Mergers	0	0	3,147,000	3,028,000

Balance at end of period	$6,261,000	$6,525,000	$8,379,000	$6,371,000

The increase in the allowance of $3,028,000 in 2000 is due primarily to five borrowing relationships with whom predecessor management had intended to continue to work and extend or renew the loan as necessary.  Predecessor management believed that the net carrying amount, after considering specific reserves, was adequate to reflect the estimated carrying amount of the loans.  Successor management has determined that they will no longer maintain a relationship with these borrowers, has informed the borrowers that the borrowers will have to pay off their respective loans with the Company and, if necessary, liquidate the collateral supporting the loans within no later than one year of the acquisition date.  The Company offered a reduction in principal to one borrower to provide an incentive for the borrower to move its loan relationship.  As these loans are collateral dependant, the estimated losses on these loans are primarily due to estimated collateral liquidation value shortfalls.  Overall, successor management has determined that the intended method of ultimate recovery on loans from these five borrowing relationships is demonstrably different from the plans that served as the basis for predecessor management estimation of recovery on such loans.  As these loans are collected, any excess allowance would have been adjusted against goodwill.  As of December 31, 2002, the bank has exited substantially all of these relationships.  For those loans exited, there was no excess allowance remaining at the date of exit.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Amortizable intangibles assets at December 31, 2002 and 2001:

	2002	2001

Core deposit intangible	$16,878,000	$17,163,000
Less: Accumulated amortization	6,896,000	5,186,000

Amortizable intangible assets	$9,982,000	$11,977,000

Core deposit intangible amortization expense was $1,873,000 for the year ended December 31, 2002.

Aggregate amortization expense is anticipated to be as follows for the years ended December 31:

2003	$1,627,000
2004	1,500,000
2005	1,467,000
2006	1,419,000
2007	1,180,000
Total	$7,193,000

The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows:

Balance as of January 1, 2002	$31,742,000
United Bank & Trust Purchase Price Adjustment	(2,000)
Impairment Loss	(15,642,000)
Balance as of December 31, 2002	$16,098,000

Substantial loan charge offs that occurred during the year in 2001 were attributable to loans that were carried by the Company at the date of the Acquisition.  As a result of charged-off loans, management of the Company required that other related loans be paid off thereby generating a further reduction in loans.  The overall reduction in fair value of the Company primarily resulting from these factors along with other factors caused an impairment of $15,642,000 to be calculated under the guidance established by SFAS No. 142 and recorded in the first quarter of 2002 to the goodwill associated with the Acquisition.  The fair value of the Company was calculated through a combination of the market comparison, asset value, earnings value and acquisition analysis methods by a third party.

The following table adjusts earnings for the adoption of SFAS No. 142.

	Years Ended December 31,
	2002	2001	2000
Reported Net Loss	$(11,868,000)	$(7,197,000)	$(1,673,000)
Add Back After Tax Goodwill Amortization	0	1,195,000	839,000
Adjusted Net Loss	$(11,868,000)	$(6,002,000)	$(834,000)

NOTE 7: PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2002 and 2001:

	2002	2001

Land	$3,327,000	$3,444,000
Buildings and improvements	14,399,000	14,163,000
Furniture and equipment	3,194,000	4,098,000
	20,920,000	21,705,000
Less: Accumulated depreciation	6,466,000	6,325,000

Net premises and equipment	$14,454,000	$15,380,000

Depreciation expense for the year ended December 31, 2002, 2001 and 2000 was $1,690,000, $1,534,000 and $991,000, respectively.

NOTE 8: DEPOSITS

At December 31, 2002, the scheduled maturities of interest-bearing time deposits were as follows:

Interest-Bearing Time Deposits

2003	$171,278,000
2004	13,672,000
2005	5,413,000
2006	1,572,000
2007	4,143,000
Thereafter	634,000

Total interest-bearing time deposits	$196,712,000

At December 31, 2002 and 2001, interest-bearing time deposits of $100,000 or more were $71,566,000 and $88,648,000, respectively.

NOTE 9: FEDERAL INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 and 2001, were as follows:

	2002	2001

Deferred tax assets:
Allowance for loan losses	$2,129,000	$2,141,000
Investment securities	0	210,000
Depreciation and amortization	39,000	0
Net operating loss carryforwards	98,000	152,000
Employee retention agreements	41,000	41,000
Other real estate and other repossessed assets	0	17,000
Other	320,000	626,000
Net deferred tax assets	2,627,000	3,187,000
Deferred tax liabilities:
Core deposit intangible	(2,691,000)	(3,327,000)
Net unrealized gain on available-for-sale securities	(2,147,000)	(1,557,000)
Discount on Trust Preferred Securities	(702,000)	(708,000)
Depreciation and amortization	0	(117,000)
Other, net	0	(63,000)
Total gross deferred tax liabilities	(5,540,000)	(5,772,000)

Net deferred tax liability	$(2,913,000)	$(2,585,000)

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance on deferred tax assets if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The valuation allowance was $0 at December 31, 2002 and 2001, respectively.  Management believes that it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax asset.

At December 31, 2002, the Company had available net operating loss carryforwards of approximately $289,000 acquired as part of prior acquisitions.  These net operating loss carryforwards, if not used, expire between 2003 and 2010.

The comprehensive provisions for federal income taxes for the years ended December 31, 2002 and 2001, the periods from August 12, 2000  through December 31, 2000 and from January 1, 2000 through August 11, 2000, were as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	August 12, 2000 Through December 31, 2000	January 1, 2000 Through August 11, 2000

Current tax provision (benefit)	$1,485,000	$(3,293,000)	$394,000	$916,000
Deferred tax (benefit)provision	(262,000)	88,000	103,000	(817,000)
Provision (benefit) for tax expense charged to results of operations	1,223,000	(3,205,000)	497,000	99,000
Tax provision on adjustment to unrealized gain/loss on available-for-sale securities	591,000	723,000	833,000	77,000
Comprehensive provision for federal income taxes	$1,814,000	$(2,482,000)	$1,330,000	$176,000

The following is a reconciliation of the difference between income tax expense as reported and the amount of expense (benefit) computed by applying the statutory income tax rate to income (loss) before income taxes:

	Year Ended December 31, 2002	Year Ended December 31, 2001	August 12, 2000 through December 31, 2000	January 1, 2000 through August 11, 2000

(Loss) income before income taxes	$(10,645,000)	$(10,402,000)	$732,000	$(1,809,000)
Statutory rate	34%	34%	34%	34%
Income tax (benefit) expense at statutory rate	(3,619,000)	(3,537,000)	249,000	(615,000)
Goodwill impairment	5,318,000	0	0	0
Amortization of goodwill	0	616,000	224,000	130,000
Tax-exempt income	(307,000)	(276,000)	(40,000)	(113,000)
Nondeductible acquisition expenses	0	0	0	717,000
Other	(169,000)	(8,000)	64,000	(20,000)

Income tax expense (benefit) as reported	$1,223,000	$(3,205,000)	$497,000	$99,000

NOTE 10:  GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY’S SUBORDINATED DEBENTURES

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

Distributions on the Trust Preferred Securities are payable quarterly on March 31, June 30, September 30 and December 31.  Distributions paid to holders of the Trust Preferred Securities during both the years ended December 31, 2002 and 2001, totaled $1,105,000.

Included in the balance of Trust Preferred Securities at December 31, 2002 is a discount with a remaining balance of $2,066,000 related to the acquisition of the Company by State National.  The original balance of the discount was $2,103,000 and was calculated at an effective purchase yield of 10.26%.  The discount is being amortized into expense over the life of the instrument.  The estimated remaining life of the instrument on which the discount was calculated is 27 years.

NOTE 11: STOCKHOLDERS’ EQUITY

At December 31, 2001, 100% of the shares of the Bank were pledged in a debt agreement between State National and a third party which had an outstanding balance of $7,000,000 at December 31, 2001.  As of December 31, 2002, the balance plus interest has been paid in full and the shares released from collateral.

NOTE 12: EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares and share equivalents outstanding during the period.  The following table presents information necessary to calculate earnings per share for the period from January 1, 2000, to August 11, 2000.  As the Company is a wholly owned subsidiary of State National, per common share data is not meaningful after the date of the Acquisition:

Period from January 1, 2000 to August 11, 2000
(In Thousands)
Basic (Loss) Earnings Per Common Share
Net(loss)income	$(1,908)
Preferred stock dividends	0

Net (loss) income available to common stockholders	$(1,908)

Weighted average shares outstanding	2,262

Diluted (Loss) Earning Per Common Share
Net income (loss)	$(1,908)

Weighted average shares outstanding	2,262
Conversion of Series C preferred stock	0

Adjusted weighted average shares outstanding	2,262

NOTE 13: BENEFIT PLANS

The Company’s ESOP/401(k) Plan covered most of its officers and employees. Contributions made to the ESOP/401(k) Plan by the Company were $214,000 for the period from January 1 through August 11, 2000. These contributions were used to make distributions to employees who left the Company’s employment in the respective years and to purchase common stock of the Company.   The Company’s Board of Directors voted to match 25% of up to a maximum of the first 4% of each employees’ salary which was deferred and contributed to the 401(k) portion of the ESOP/401(k) Plan beginning January 1, 2000. The amount of all such contributions was at the discretion of the Company’s board of directors. Contributions were invested in various equity, debt and money market investments, including common stock of the Company. The ESOP/401(k) Plan was terminated at the date of the Acquisition and was liquidated subsequent to the Acquisition.

Subsequent to the Acquisition, most of the Company’s officers and employees became eligible to participate in State National’s 401(k) profit sharing plan. Beginning August 12, 2000, the Company matched 100% of the first 3% and 50% of the next 2%, of each employee’s salary, which was deferred and contributed to such plan. The Company contributed $206,000 and $217,000 to the plan for the year ended December 31, 2002 and for the period from August 12 through December 31, 2000, respectively.

NOTE 14: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company and the Bank have loans, deposits and other transactions with their respective directors and businesses with which such persons are associated. It is the Company’s policy that all such transactions are entered into on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties. The balances of loans to all such persons were $36,000, $298,000 and $40,000 at December 31, 2002, 2001 and 2000, respectively. Additions and reductions on such loans were $52,000 and $314,000, respectively, for the year ended December 31, 2002.

NOTE 15: COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, the Company is involved in litigation proceedings incidental to the normal course of its business. In the opinion of management, the ultimate liability, if any, resulting from known, current litigation, either singularly or in aggregate, would not reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Bank leases certain of its premises and equipment under noncancellable operating leases. Rental expense under such operating leases was approximately $985,000, $1,050,000 and $723,000 in 2002, 2001 and 2000, respectively.

The minimum payments due under these leases at December 31, 2002 are as follows:

2003	$400,000
2004	359,000
2005	359,000
2006	337,000
2007	278,000
Thereafter	234,000

Total	$1,967,000

NOTE 16: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial assets and financial liabilities at December 31, 2002 and 2001, were as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$22,873,000	$22,873,000	$33,212,000	$33,212,000
Interest-earning time deposits	10,710,000	10,710,000	2,850,000	2,850,000
Federal funds sold	6,784,000	6,784,000	10,528,000	10,528,000
Available-for-sale securities	173,671,000	173,671,000	216,112,000	216,112,000
Loans, net of unearned income	287,302,000	288,950,000	304,246,000	306,987,000
Accrued interest receivable	4,426,000	4,426,000	5,321,000	5,321,000

Financial Liabilities
Noninterest-bearing demand deposits	$106,950,000	$106,950,000	$112,044,000	$112,044,000
Interest-bearing demand deposits	178,981,000	178,981,000	180,021,000	180,021,000
Interest-bearing time deposits	196,712,000	199,239,000	251,965,000	255,257,000
Fed funds purchased and securities sold under agreement to repurchase	106,000	106,000	151,000	151,000
Note Payable	143,000	143,000	0	0
Accrued interest payable	669,000	669,000	1,462,000	1,462,000
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	10,934,000	13,065,000	10,918,000	12,350,000

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

Fair value for the guaranteed preferred beneficial interests in the Company’s subordinated debentures is based on the closing price for the Trust Preferred Securities as quoted on the American Stock Exchange at December 31, 2002 and 2001.

The carrying amounts for cash and due from banks, interest earning time deposits, federal funds sold, accrued interest receivable, federal funds purchased and securities sold under agreement to repurchase and accrued interest payable approximate the fair values of such assets and liabilities.

Fair values for the Company’s off-balance-sheet instruments, which consist of lending commitments and standby and commercial letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Management believes that the fair value of these off-balance-sheet instruments is not significant.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby or commercial letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company does require collateral or other security to support financial instruments with credit risk. The Company had outstanding loan commitments of approximately $56,396,000 and outstanding financial and performance standby letters of credit of approximately $2,175,000 at December 31, 2002.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

NOTE 18: REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause the initiation of certain mandatory, and possibly additional discretionary, actions by the regulatory authorities that, if undertaken, could have a direct material effect on the Company’s and the Bank’s respective financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s respective capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and total capital (Tier 1 and Tier 2) to net risk-weighted assets and of Tier 1 capital to adjusted quarterly average assets. At December 31, 2002, the Company and the Bank met all capital adequacy requirements to which they were subject.

At December 31, 2002, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Tier 1 capital to net risk-weighted assets, total capital to net risk-weighted assets and Tier 1 capital to adjusted quarterly average assets ratios as set forth in the tables. No other conditions or events have occurred since the most recent notification that management believes have changed either the Company’s or the Bank’s category.

The minimum regulatory capital ratios for well-capitalized bank holding companies and the Company’s actual capital amounts and ratios at December 31, 2002 and 2001, were as follows:

	December 31,		Minimum Capital Ratios	Well Capitalized Ratios
	2002	2001
	(Dollars in thousands)
Tier 1 capital	$42,230	$42,640
Total capital	46,544	47,048
Net risk weighted assets	343,228	350,516
Adjusted quarterly average assets	534,830	608,689
Capital ratios:
Tier 1 capital to net risk weighted assets	12.30%	12.16%	4.00%	6.00%
Total capital to net risk weighted assets	13.56	13.42	8.00	10.00
Tier 1 capital to adjusted quarterly average assets	7.90	7.01	4.00	5.00

The minimum capital ratios for well-capitalized banks and the Bank’s actual capital ratios at December 31, 2002, were as follows:

	Minimum Ratios for Well Capitalized Banks	Actual Ratios at December 31, 2002

Tier 1 capital to net risk-weighted assets	6.00%	12.24%
Total capital to net risk-weighted assets	10.00	13.50
Tier 1 capital to adjusted quarterly average assets	5.00	7.90

At December 31, 2002, none of the capital of the Bank was available for payment of dividends to the Company without prior approval of regulatory authorities.  However, as approved by the regulatory authorities, the Bank performed a capital reduction in the amount of $7,500,000.  These funds were contributed to Independent Financial which in turn contributed the funds to the Company in the form of a dividend.

The Bank is required to maintain a certain average balance with the Federal Reserve Bank.  At December 31, 2002, the average balance required to be maintained was $450,000.  This requirement is being satisfied by the Bank’s vault cash balance.

NOTE 19: PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements of the Company, parent only, are presented below:

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONDENSED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
Assets:
Cash	$24,000	$78,000
Investment in subsidiaries	70,414,000	87,919,000
Other assets	447,000	658,000

Total assets	$70,885,000	$88,655,000

Liabilities:
Accrued interest payable and other liabilities	$956,000	$1,954,000
Total liabilities	956,000	1,954,000

Subordinated debentures	11,336,000	11,320,000
Stockholder’s equity	58,593,000	75,381,000

Total liabilities and stockholder’s equity	$70,885,000	$88,655,000

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC. CONDENSED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, THE PERIOD FROM AUGUST 12, 2000 THROUGH DECEMBER 31, 2000 AND THE PERIOD FROM JANUARY 1, 2000,THROUGH AUGUST 11, 2000

	Year ended December 31, 2002	Year ended December 31, 2001	August 12, 2000 through, December 31, 2000	January 1, 2000, through August 11, 2000
Income:
Dividends from subsidiaries (see Note 18)	$7,534,000	$734,000	$17,000	$2,917,000
Management fees from subsidiaries	0	0	0	90,000
Interest on loan to the ESOP/401(k) Plan	0	0	0	8,000
Interest from subsidiaries	0	0	0	3,000
Other income	7,000	3,000	0	2,000
Total income	7,541,000	737,000	17,000	3,020,000
Expenses:
Interest	1,155,000	1,153,000	447,000	699,000
Other expenses	118,000	266,000	160,000	2,433,000
Total expenses	1,273,000	1,419,000	607,000	3,132,000
Income (loss) before federal income taxes and equity in undistributed earnings of subsidiaries	6,268,000	(682,000)	(590,000)	(112,000)
Federal income tax benefit	(509,000)	(469,000)	(205,000)	(347,000)
Income (loss) before equity in undistributed earnings of subsidiaries	6,777,000	(213,000)	(385,000)	235,000
Equity in undistributed earnings (loss) of subsidiaries	(18,645,000)	(6,984,000)	620,000	(2,143,000)

Net(loss) income	$(11,868,000)	$(7,197,000)	$235,000	$(1,908,000)

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, THE PERIOD FROM AUGUST 12, 2000 THROUGH DECEMBER 31, 2000 AND THE PERIOD FROM JANUARY 1, 2000,THROUGH AUGUST 11, 2000

	Year ended December 31, 2002	Year ended December 31, 2001	August 12, 2000, through December 31, 2000	January 1, 2000, through August 11, 2000
Cash flows from operating activities:
Net (loss) income	$(11,868,000)	$(7,197,000)	$235,000	$(1,908,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred federal income tax expense	0	536,000	0	0
Equity in undistributed earnings of subsidiaries	18,646,000	6,984,000	(620,000)	2,143,000
Decrease (increase) in other assets	211,000	40,000	(188,000)	175,000
Increase (decrease) in accrued interest payable and other liabilities	(999,000)	(664,000)	(306,000)	1,109,000
Net cash provided by (used in) operating activities	5,990,000	(301,000)	(879,000)	1,519,000
Cash flows from investing activity:
Net cash provided by investing activity	0	0	0	0
Cash flows from financing activities:
Advances from State National	0	1,000,000	0	0
Payment of cash dividends	(6,060,000)	(700,000)	(700,000)	(273,000)
Other, Net	16,000	40,000	0	0
Net cash provided by (used in) financing activities	(6,044,000)	340,000	(700,000)	(273,000)
Net increase (decrease) in cash and cash equivalents	(54,000)	39,000	(1,579,000)	1,246,000
Cash and cash equivalents at beginning of period	78,000	39,000	1,618,000	372,000

Cash and cash equivalents at end of period	$24,000	$78,000	$39,000	$1,618,000

NOTE 20: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2002 and 2001, the period from August 12, 2000 through December 31, 2001, and the period from January 1, 2000 through August 11, 2000, is as follows:

	Year ended December 31, 2002	Year ended December 31, 2001	August 12, 2000 through December 31, 2000	January 1, 2000 through December 31, 2000
Cash paid during the period for:
Interest	$8,829,000	$20,197,000	$10,091,000	$6,256,000
Federal income taxes	934,000	0	325,000	800,000
Noncash investing activities:
Additions to other real estate and other repossessed assets during the period through foreclosures	$3,756,000	$1,314,000	$385,000	$317,000

NOTE 21: SUBSEQUENT EVENTS

On February 14, 2003, State National contributed to the Company and the Company, in turn, contributed to Independent Financial, all of the capital stock of State National Bank, El Paso, Texas, a national banking association (“SNB El Paso”).  After the contribution, SNB El Paso was then merged with and into the Bank.  There was no merger consideration paid prior to the transactions, as the Company and SNB El Paso were both direct or indirect subsidiaries of State National.

SNB El Paso is a community bank that offers interest and noninterest bearing depository accounts and makes consumer and commercial loans.  At February 13, 2003, SNB El Paso had total assets of $566,271,000, total deposits of $465,317,000, total loans, net of unearned income, of $383,705,000 and stockholder’s equity of $72,679,000.  At February 13, 2003, the Bank had total assets of $544,793,000, total deposits of $469,798,000, total loans, net of unearned income, of $286,093,000 and stockholder’s equity of $69,718,000.

QUARTERLY DATA (UNAUDITED)

The following table presents the unaudited results of operations for the past two years by quarter. See “Note 12: Earnings Per Share” in the Company’s consolidated financial statements.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Interest income	$ 8,290	$ 7,737	$ 7,652	$ 7,003	$ 30,682
Interest expense	2,527	2,101	1,890	1,518	8,036
Net interest income	5,763	5,636	5,762	5,485	22,646
Benefit (provision) for loan losses	185	(340)	78	0	(77)
Income (loss) before federal income taxes	1,318	1,853	1,279	451	4,901
Net income (loss)	(14,796)	1,287	1,015	626	(11,868)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Interest income	$ 11,839	$ 10,345	$ 9,926	$ 9,073	$ 41,183
Interest expense	5,988	5,297	4,446	3,440	19,171
Net interest income	5,851	5,048	5,480	5,633	22,012
Provision for loan losses	1,635	2,930	1,000	5,200	10,765
Loss before federal income taxes	(1,459)	(3,165)	(734)	(5,044)	(10,402)
Net loss	(1,077)	(2,172)	(556)	(3,392)	(7,197)

The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

ITEM 9.                              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on current report Form 8-K dated May 10, 2002 and June 27, 2002, respectively, effective May 10, 2002, the Company dismissed Ernst & Young LLP (“EY”) as its independent accountant and engaged the firm of Deloitte & Touche LLP as the Company’s independent accountant to audit the Company’s financial statements for the year ending December 31, 2002.  The Audit Committee of the Company’s Board of Directors recommended the change in the Company’s certifying accountants, which change was approved by the board of Directors. EY audited the Company’s financial statements for the fiscal years ended December 31, 2001 and 2000.

EY’s reports, with respect to the Company’s financial statements for the years ended December 31, 2001 and 2000, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the years ended December 31, 2001 and 2000, and from January 1, 2002 through May 10, 2002, there were no disagreements with EY on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of EY, would have caused it to make reference to the subject matter of the disagreement in any of its reports on the Company’s financial statements.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The bylaws of the Company provide that the Board of Directors consists of not fewer than 7 nor more than 30 members (exclusive of advisory directors) and that the number of directors, within such limits, is to be determined by resolution of the Board of Directors at any meeting.  The Board of Directors has set the board at 7 members (exclusive of advisory directors). Directors serve for one-year terms.

The tables below set forth for each director:

•              the name;

•              age and the principal occupation of each director;

•              the directorships of public companies, if any, held by each director; and

•              the year he first became a director of the Company.

Name and Age	Year First Became a Director of the Company	Principal Occupation During the Last Five Years

Tom C. Nichols (55)	2000	President, Chief Executive Officer and Director of the Company since 2002; Chief Executive Officer and Chairman of the Board the Bank since 1996.

Don E. Cosby (48)	2000	Executive Vice President, Chief Financial Officer and Director of the Company since 2001; Executive Vice President, Chief Financial Officer and Director of the Bank since 1996.

Rick J. Calhoon (49)	2000	Partner, Pruet Companies (oil and gas)

James A. Cardwell (71)	2000	Chairman and Chief Executive Officer, Petro Stopping Centers, L.P. (truck stops)

Gary J. Fletcher (56)	2000	Rancher, Salt Fork Ranch

Ronald Simpson (56)	2000	President and Director of the Bank

Ben Stribling (60)	2001	Real Estate Development and Investments

Resignation and Appointment of Directors and Officers

Effective May 15, 2001, Mr. Bryan W. Stephenson, President and Chief Executive Officer, Mr. Randal N. Crosswhite, Chief Financial Officer, and Mr. David D. Kirk, each resigned from the Company’s Board of Directors as well as from their respective positions as officers of the Company.  Effective May 15, 2001, the Company appointed Mr. Tom C. Nichols, Chairman of the Board, to the position of President and Chief Executive Officer, and effective May 31, 2001, the Company appointed Mr. Don E. Cosby, Executive Vice President, to the position of Chief Financial Officer and Secretary.

Meetings and Committees of the Board of Directors

The Board of Directors conducts its business through meetings of the Board of Directors and through its committees.  In accordance with the bylaws of the Company, the Board of Directors has established an Audit Committee.  During 2002, the Board of Directors held four regular meetings and the Audit Committee held four meetings.  Each director attended at least 75% of the total number of meetings of the Board of Directors and the committees on which he served.

Audit Committee.  The Audit Committee recommends to the Board of Directors the appointment and discharge of the Company’s independent auditors; reviews the completed audit with the independent auditors regarding the conduct of the audit, accounting adjustments, recommendations for improving internal controls and any other significant findings during the audit; meets periodically with management; monitors accounting and financial controls; and initiates and supervises special investigations.  Members of the Audit Committee during 2002 consisted of Rick J. Calhoon, James A. Cardwell, Gary J. Fletcher and Ben Stribling.

Executive Officers

The table below sets forth at the date of this report the name, age, current positions with the Company, and principal occupation during the last five years of each principal executive officer of the Company and the year he first became an executive officer of the Company:

Name and Age	Current Position with the Company or the Bank	Executive Officer of the Company Since	Principal Occupation During Last Five Years

Tom C. Nichols (55)	President, Chief Executive Officer, and Chairman of the Board of the Company and Chief Executive Officer and Chairman of the Board of the Bank	2000	Chairman of the Board and Chief Executive Officer of State National and the Bank

Don E. Cosby (48)	Executive Vice President, Chief Financial Officer, Secretary and Director of the Company and of the Bank	2000	Executive Vice President, Chief Financial Officer, and Director of State National and the Bank

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Officers, directors and beneficial owners of more than 10% of the common stock must file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and AMEX pursuant to Section 16(a).  In August 2000 State National acquired 100% of the Common Stock of the Company in a cash merger. Because the Company is wholly owned by State National, none of these individuals beneficially has owned any securities of the Company at any time since their respective appointments.

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation Table

As the compensation of the Company’s executive officers (including those who are employed by the Company’s direct and indirect subsidiaries) are allocated between the Company and State National, cash compensation paid by the Company to the executive officers did not exceed $100,000 during the fiscal year ended December 31, 2002.

					Long-Term Compensation Awards
		Annual Compensation		Other Annual Compensation	Securities Underlying
Name and Principal Position	Fiscal Year	Salary	Bonus ($)	($(1)	Options

Tom C. Nichols	2002	$ 63,000	$ 0	$ 3,000	$ 0
President, Chief Executive Officer,	2001	66,000	0	3,000	0
Chairman of the Board and Director of the Company	2000	28,000	0	0	0

(1)           Constitutes automobile allowance and other benefits.

Stock Option Grants/Exercises in Fiscal 2002

No stock options to acquire shares of the Company’s common stock were granted to, or exercised by, the chief executive officer or any other executive officers of the Company during fiscal 2002.  The Company has never granted stock appreciation rights.

Director Compensation

Directors of the Company do not receive fees for serving on the Company’s Board of Directors.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

All of the common stock of the Company is owned indirectly by State National. Accordingly, none of the directors or executive officers of the Company has owned any shares of common stock since the Company’s acquisition by State National was completed on August 11, 2000. In addition, none of the directors or executive officers of the Company own any derivative securities with respect to the Company’s common stock.

Security Ownership of Certain Beneficial Owners

The following entity is known by the Company to own beneficially more than 5% of the Company’s common stock on March 7, 2003.

Name and Address	Number of Shares(1)	Percent of Class (2)

State National Bancshares of Delaware, Inc., a wholly owned subsidiary of State National Bancshares, Inc.	2,273,647	100%
1617 Broadway Lubbock, Texas 79401

(1)                                  Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

(2)           The percentage of common stock indicated is based on 2,273,647 shares of common stock outstanding on March 7, 2003.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Loan Transactions. The Bank had, during the period from January 1, 2002 through March 7, 2003, and expects to have in the future, loan transactions with directors of the Company and the Bank and their respective associates, which includes any immediate family member or any corporation or firm of which such person is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities or any trusts of which such person serves as trustee or in which he or she has a substantial beneficial interest. These loan transactions have been made in the ordinary course of the Bank’s business and have been and will continue to be on substantially the same terms, including interest rates, collateral and repayment, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. All loans made to directors and nominees for director of the Company and their respective associates are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978.

ITEM 14.               CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report, each of Tom C. Nichols, the Company’s Chairman, President and Chief Executive Officer, and Don E. Cosby, the Company’s Executive Vice President, Chief Financial Officer and Secretary, have concluded that, in their judgment, the Company’s disclosure controls and procedures are effective to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to such officers by others within the Company or its subsidiaries.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           Documents Filed as Part of Report.

1.              Financial Statements

The following consolidated financial statements of the Company are included in PART II of this report:

Item
Report of Deloitte & Touche, LLP, Independent Auditors

Report of Ernst & Young, LLP, Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2002 and 2001, the period from August 12, 2000 through December 31, 2000, and the period from January 1, 2000 through August 11, 2000

Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2002 and 2001, the period from August 12, 2000 through December 31, 2000 and the period from January 1, 2000 through August 11, 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001, the period from August 12, 2000 through December 31, 2000, and the period from January 1, 2000 through August 11, 2000

Notes to Consolidated Financial Statements

Quarterly Data (unaudited)

2.              Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Company’s consolidated financial statements or notes thereto.

3.              Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.  Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parenthesis.  See the Index of Exhibits included with the exhibits filed as part of this report.

No.	Description

3.1	Restated Articles of Incorporation of Independent Bankshares, Inc. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.2	Articles of Amendment to the Articles of Incorporation of Independent Bankshares, Inc. (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.3	Restated Bylaws of Independent Bankshares, Inc., as amended (Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

4.1	Specimen Stock Certificate for Common Stock of the Company (Exhibit 4.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-16419).

4.2

Form of Indenture of the Company relating to the Subordinated Debentures (Exhibit 4.2 to the Company’s Registration Statement on Form S-2, as amended (Reg. No. 333-60649), as filed with the Securities and Exchange Commission on August 4, 1998).

4.3

Form of Subordinated Debenture of the Company (Exhibit 4.3 to the Company’s Registration Statement on Form S-2, as amended (Reg. No. 333-60649), as filed with the Securities and exchange Commission on August 4, 1998).

4.4

Certificate of Trust of Independent Capital Trust (Exhibit 4.4 to the Company’s Registration Statement on Form S-2, as amended (Reg. No. 333-60649), as filed with the Securities and Exchange Commission on August 4, 1998).

4.5

Declaration of Trust of Independent Capital Trust (Exhibit 4.5 to the Company’s Registration Statement on Form S-2, as amended (Reg. No. 333-60649), as filed with the Securities and Exchange Commission on August 4, 1998).

4.6

Form of Amended and Restated Trust Agreement (Exhibit 4.6 to the Company’s Registration Statement on Form S-2, as amended (Reg. No. 333-60649), as filed with the Securities and Exchange Commission on August 4, 1998).

4.7	Form of Preferred Security Certificate (included as an exhibit to Exhibit 4.6).

4.8

Form of Preferred Securities Guarantee Agreement (Exhibit 4.8 to the Company’s Registration Statement on Form S-2, as amended (Reg. No. 333-60649), as filed with the Securities and Exchange Commission on August 4, 1998).

4.9	Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.6).

10.1	Form of Employee Retention Agreement. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 30, 1999).

21.1	Subsidiaries of Independent Bankshares, Inc. (filed herewith).

23.1	Report of Independent Auditors (included in Item 8).

99.1	Chief Executive Officer and Chief Financial Officer Certification (filed herewith).

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
Don E. Cosby,
Executive Vice President, Chief Financial Officer, Secretary and Director (principal financial officer)

Date:       March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom C. Nichols	President, Chief Executive	March 7, 2003
Tom C. Nichols	Officer, Chairman of the Board and Director

/s/ Don E. Cosby	Executive Vice President,	March 7, 2003
Don E. Cosby	Chief Financial Officer, Secretary and Director

/s/ Rick J. Calhoon	Director	March 7, 2003
Rick J. Calhoon

/s/ James A. Cardwell	Director	March 7, 2003
James A. Cardwell

/s/ Gary J. Fletcher	Director	March 7, 2003
Gary J. Fletcher

/s/ Ronald Simpson	Director	March 7, 2003
Ronald Simpson

/s/ Ben Stribling	Director	March 7, 2003
Ben Stribling

I, Tom C. Nichols, certify that:

1.          I have reviewed this annual report on Form 10-K of Independent Bankshares, Inc.;

2.                               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)      designed such disclosure controls and procedures to ensure that material information relating to the  registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Tom C. Nichols
Tom C. Nichols
Chairman, President and Chief Executive Officer

I, Don E. Cosby, certify that:

1.          I have reviewed this annual report on Form 10-K of Independent Bankshares, Inc.;

2.                               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                   designed such disclosure controls and procedures to ensure that material information relating to the  registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Don. E. Cosby
Don E. Cosby
Executive Vice President and Chief Financial Officer