Form 10-K/A
period 2002-12-31
INDEPENDENT BANKSHARES INC
filed 2003-04-18
CIK 318870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report: None

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

                The bylaws of the Company provide that the Board of Directors consists of not fewer than 7 nor more than 30 members (exclusive of advisory directors) and that the number of directors, within such limits, is to be determined by resolution of the Board of Directors at any meeting.  The Board of Directors has set the board at 8 members (exclusive of advisory directors). Directors serve for one-year terms.

                The tables below set forth for each director:

•      the name;

•      age and the principal occupation of each director;

•      the directorships of public companies, if any, held by each director; and

•      the year he first became a director of the Company.

Name and Age	Year First Became a Director of the Company	Principal Occupation During the Last Five Years

Tom C. Nichols (55)	2000	President, Chief Executive Officer and Director of the Company since 2002; Chief Executive Officer and Chairman of the Board the Bank since 1996.

Don E. Cosby (48)	2000	Executive Vice President, Chief Financial Officer and Director of the Company since 2001; Executive Vice President, Chief Financial Officer and Director of the Bank since 1996.

Rick J. Calhoon (49)	2000	Partner, Pruet Companies (oil and gas)

James A. Cardwell (71)	2000	Chairman and Chief Executive Officer, Petro Stopping Centers, L.P. (truck stops)

Gary J. Fletcher (56)	2000	Rancher, Salt Fork Ranch

Mark Merlo (41)	2002	Senior Vice President Castle Creek Capital

Ben Stribling (60)	2001	Real Estate Development and Investments

F. James Volk (56)	2002	Senior Vice President of State National and Regional President of State National Bank, El Paso, Texas

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

                Effective April 1, 2002 Mr. Ronald Simpson resigned from the Company’s Board of Directors.  Effective April 1, 2002, Mr. Mark Merlo and Mr. F. James Volk were appointed to the Company’s Board of Directors.

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

NO.         Description

99.1         Chief Executive Officer and Chief Financial Officer Certification (filed herewith).

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANKSHARES, INC.

By:	/s/ Tom C. Nichols
Tom C. Nichols,
President, Chief Executive Officer, Chairman of the Board and Director (principal executive officer)

By:	/s/ Don E. Cosby
Don E. Cosby,
Executive Vice President, Chief Financial Officer, Secretary and Director (principal financial officer)

Date:       April 17, 2003

                Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom C. Nichols	President, Chief Executive Officer, Chairman of the Board and Director	April 17, 2003
Tom C. Nichols

/s/ Don E. Cosby	Executive Vice President, Chief Financial Officer, Secretary and Director	April 17, 2003
Don E. Cosby

/s/ Rick J. Calhoon	Director	April 17, 2003
Rick J. Calhoon

/s/ James A. Cardwell	Director	April 17, 2003
James A. Cardwell

/s/ Gary J. Fletcher	Director	April 17, 2003
Gary J. Fletcher

/s/ Mark Merlo	Director	April 17, 2003
Mark Merlo

/s/ Ben Stribling	Director	April 17, 2003
Ben Stribling

/s/ F. James Volk F.	Senior Vice President and Director	April 17, 2003
James Volk

I, Tom C. Nichols, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Independent Bankshares, Inc.;

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

Date:       April 17, 2003

/s/ Tom C. Nichols
Tom C. Nichols
Chairman, President and Chief Executive Officer

I, Don E. Cosby, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Independent Bankshares, Inc.;

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

Date:       April 17, 2003

/s/ Don. E. Cosby
Don E. Cosby
Executive Vice President and Chief Financial Officer