Form 10-Q
period 2003-03-31
INDEPENDENT BANKSHARES INC
filed 2003-05-15
CIK 318870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

or

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

(806) 749-1850
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act.

YES ☐    NO ☒

Indicate the number of shares outstanding of each of
the issuer’s classes of common stock at March 31, 2003.

Class:  Common Stock, par value $0.25 per share
Outstanding at March 31, 2003: 2,273,674 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS	(in thousands)
Cash and Cash Equivalents:
Cash and Due from Banks	$46,640	$54,119
Interest-earning Time Deposits in Other Banks	15	14,482
Federal Funds Sold	18,320	15,623
Total Cash and Cash Equivalents	64,975	84,224
Available-For-Sale Securities	272,717	274,342
Loans Held-For-Sale	13,428	15,475
Loans Held-For-Investment:	661,391	658,870
Less:
Unearned Income on Installment Loans	2	3
Allowance for Loan Losses	11,096	10,914
Net Loans	650,293	647,953
Goodwill	37,934	37,934
Other Intangible Assets	15,611	16,327
Premises and Equipment	26,884	24,944
Accrued Interest Receivable	6,144	7,044
Other Real Estate and Other Repossessed Assets	3,641	3,703
Assets Related to Discontinued Operations	—	480
Other Assets	29,372	29,251
Total Assets	1,120,999	$1,141,677

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Deposits:
Noninterest-bearing Demand Deposits	$242,346	$241,179
Interest-bearing Demand Deposits	343,433	350,975
Interest-bearing Time Deposits	352,477	372,560
Total Deposits	938,256	964,714
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	27,850	20,762
Accrued Interest Payable	828	1,009
Note Payable	1,043	789
Liabilities Related to Discontinued Operations	—	3,954
Other Liabilities	10,474	9,525
Total Liabilities	978,451	1,000,753

Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures	10,938	10,934

Stockholder’s Equity:
Common Stock	568	568
Additional Paid-in Capital	144,134	144,134
Retained Earnings (Deficit)	(17,772)	(20,028)
Unrealized Gain on Available-for-sale Securities	4,680	5,316
Total Stockholder’s Equity	131,610	129,990
Total Liabilities and Stockholder’s Equity	$1,120,999	$1,141,677

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	Quarter Ended March 31,
	2003	2002
	(in thousands)
Interest Income:
Interest and Fees on Loans	$11,341	$11,770
Interest on Securities	3,002	4,546
Interest on Deposits in Other Banks	21	63
Interest on Federal Funds Sold	66	120
Total Interest Income	14,430	16,499
Interest Expense:
Interest on Deposits	2,505	4,309
Interest on Securities Sold Under Agreement to Repurchase	36	38
Interest on Federal Funds Purchased	—	2
Interest on Notes Payable	12	9
Total Interest Expense	2,553	4,358
Net Interest Income	11,877	12,141
Provision for Loan Losses	118	455
Net Interest Income After Provision for Loan Losses	11,759	11,686
Noninterest Income:
Service Charges	2,024	1,822
Trust Fees	144	129
Gain on Sale of Loans	774	376
Gain on Sale of Securities	10	72
Other Income	792	816
Total Noninterest Income	3,744	3,215
Noninterest Expenses:
Salaries and Employee Benefits	5,471	4,874
Net Occupancy and Equipment Expense	1,987	1,891
Amortization of Intangible Assets	673	761
Data Processing Expense	424	474
Professional Fees	373	317
Communication Expense	350	413
Net Costs Applicable to Other Real Estate and Other Repossessed Assets	129	19
Distributions on Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures	281	280
Merger-related Expense	632	—
Other Expenses	1,784	2,065
Total Noninterest Expenses	12,104	11,094
Income From Continuing Operations Before Federal Income Taxes and Cumulative Effect of a Change in Accounting Principle	3,399	3,807
Federal Income Tax Expense	1,121	1,394
Income From Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	2,278	2,413
Discontinued Operations
(Loss) Gain from Branches Held-for-Sale	(33)	58
Federal Income Tax (Benefit) Expense	(11)	20
Net (Loss) Gain from Branches Held-for-Sale	(22)	38
Income Before Cumulative Effect of a Change in Accounting Principle	2,256	2,451
Cumulative Effect of a Change in Accounting Principle	—	15,642
Net Income (Loss)	$2,256	$(13,191)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

QUARTERS ENDED MARCH 31, 2003 and 2002

(Unaudited)

	Quarter Ended March 31,
	2003	2002
	(in thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$2,256	$(13,191)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,513	1,604
Net Amortization of Premium/Discount	376	264
Net Gain on Sales of Available-For-Sale Securities	—	(72)
Provision for Loan Losses	118	455
Cumulative Effect of a Change in Accounting Principle	—	15,642
Net Loss on Sales of Premises and Equipment	—	2
Gain on Branch Sale	(50)	—
Writedown of Premises and Equipment	139	14
Net Loss (Gain) on Sales of Other Real Estate and Other Repossessed Assets	10	(3)
Writedown of Other Real Estate and Other Repossessed Assets	—	3
Loans Originated for Sale	(30,107)	(19,506)
Proceeds from Sales of Loans Held-for-Sale	32,928	19,497
Gain on Sale of Loans	(774)	(376)
Decrease in Accrued Interest Receivable	901	1,081
Increase in Other Assets	(121)	(240)
Decrease in Accrued Interest Payable	(181)	(579)
Increase in Other Liabilities	1,272	1,737
Net Cash Provided by Operating Activities	8,280	6,332

Cash Flows from Investing Activities:
Proceeds from Maturities of Available-for-sale Securities	31,483	28,601
Purchases of Available-for-sale Securities	(31,962)	(46,147)
Proceeds from Sales of Available-for-sale Securities	765	6,868
Net Cash Used in Branch Sale	(2,434)	(686)
Net (Increase) Decrease in Loans	(2,279)	19,370
Proceeds from Sales of Premises and Equipment	—	28
Additions to Premises and Equipment	(2,910)	(150)
Proceeds from Sales of Other Real Estate and Other Repossessed Assets	75	122
Net Cash (Used in) Provided by Investing Activities	(7,262)	8,006

Cash Flows from Financing Activities:
Decrease in Deposits	(27,609)	(34,625)
Increase in Federal Funds Purchased and Securities Sold under Agreements to Repurchase	7,088	1,871
Advances on Note Payable	268	—
Paydown of Note Payable	(14)	(10)
Payment of Cash Dividends	—	(1,000)
Net Cash Used in Financing Activities	(20,267)	(33,764)
Net Decrease in Cash and Cash Equivalents	(19,249)	(19,426)
Cash and Cash Equivalents at Beginning of Period	84,224	90,707
Cash and Cash Equivalents at End of Period	$64,975	$71,281

Noncash Investing Activities:
Additions to Other Real Estate and Other Repossessed Assets through Foreclosures	$31	$417

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                                 Summary of Significant Accounting Policies

For information regarding significant accounting policies, reference is made to Notes to Consolidated Financial Statements included in the Annual Report of Independent Bankshares Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended.

The accompanying financial statements reflect all adjustments necessary to present a fair statement of the results for the interim periods presented, and all adjustments are of a normal, recurring nature.

(2)                                 Bank Mergers

On February 14, 2003, State National Bancshares, Inc.  (“State National”), the Company’s sole shareholder, contributed its ownership interest in State National Bank, El Paso, Texas (“SNB El Paso”), an indirect wholly owned subsidiary of State National, to the Company.  The Company, in turn, contributed to Independent Financial Corp., a Delaware subsidiary of the Company, all of the capital stock of SNB El Paso. After the contribution, SNB El Paso was then merged with and into State National Bank, Lubbock, Texas (the “Bank”), (the “Merger”).  The Bank continued as the surviving entity and is an indirect wholly owned subsidiary of the Company. There was no merger consideration paid as, prior to the Merger, SNB El Paso and the Bank were both direct or indirect subsidiaries of State National.

As a result of the Merger, the balance sheet and results of operations of the SNB El Paso have been included in the Company’s consolidated financial statements since August 11, 2000, the date of the acquisition of the Company by State National.

(3)                                 Accumulated Other Comprehensive Income

An analysis of accumulated other comprehensive income for the quarter ended March 31, 2003, is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Quarter Ended March 31,
	2003	2002
	(In thousands)
Balance, beginning of period	$5,316	$4,309
Current period change	(636)	(1,351)
Balance, at March 31	$4,680	$2,958

(4)                                 Adoption of Accounting Standards

In June 2001 the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for goodwill and other intangible assets.  SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives.  SFAS No. 142 requires that these assets be reviewed for impairment at least annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.  Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

SFAS No. 142 was effective for the Company’s fiscal year beginning January 1, 2002.  The implementation of SFAS No. 142 resulted in the Company recording a non-cash goodwill impairment charge of $15,642,000 during the first quarter of 2002.  This charge reflects the cumulative effect of adopting the accounting change in the statement of operations, but does not affect the Company’s operations and has no impact on cash flows.  The Company’s assets were reviewed again for impairment as of October 1, 2002.  The results of this review determined that an impairment did not need to be recorded in 2003.

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

In 2002 the Company sold three branches located in Bangs and Trent, Texas and Belen, New Mexico.  In 2003 the Company sold one branch located in Socorro, New Mexico  Accordingly, the operating results of the deposed properties have been reclassified and reported as discontinued operations in the Consolidated Statements of operations and the assets and liabilities of the branch held-for-sale have been reclassified and reported as such on the consolidated balance sheets.

(5)                                 Branch Sale

On February 10, 2003, the Bank sold its branch in Socorro, New Mexico to an unrelated financial institution.  A pre tax gain of $50,000 was recorded related to this transaction.  Net loss for the period ended March 31, 2003 for this branch was $22,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to Independent Bankshares, Inc. (the “Company”, and at or prior to the date of the Acquisition, “IBK”) and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we are including this statement for purposes of invoking those safe- harbor provisions.  These forward-looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, many of which are beyond the Company’s control, related to certain factors including, without limitation, competitive factors, general economic conditions nationally and within the State of Texas, customer relations, the interest rate environment, governmental regulation and supervision, nonperforming asset levels, loan concentrations, changes in industry practices, acts of terrorism and war, one time events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The Company

The Company is a bank holding company headquartered in Lubbock, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas (“State National”). At March 31, 2003, the Company owned all of the common securities of Independent Capital Trust (“Independent Capital”) and indirectly owned, through a Delaware subsidiary, Independent Financial Corp. (“Independent Financial”), 100% of the stock of State National Bank, Lubbock, Texas (the “Bank”). At March 31, 2003, the Bank operated full-service banking locations in the Texas cities of Abilene (four locations), Azle (two locations), Big Spring, El Paso, (seven locations), Lubbock (three locations), Odessa (two locations), Plainview, San Angelo, Stamford and Winters and in the New Mexico cities of Alamogordo, Deming, Elephant Butte, Las Cruces (two locations), Ruidoso (three locations), Sunland Park, and T or C.

Results of Operations

General

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition at March 31, 2003 and December 31, 2002 and results of operations for the quarters ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Net Income

Net income for the quarter ended March 31, 2003, amounted to $2,256,000, compared to net loss of $13,191,000 for the quarter ended March 31, 2002. The loss was primarily due to a $15,642,000 impairment recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle, related to the adoption of SFAS No. 142.  The net income before cumulative effect of a change in accounting principle for the quarter ended March 31, 2003 was $2,256,000, compared to the net income before cumulative effect of a change in accounting principle for the quarter ended March 31, 2002 of $2,451,000.  The decrease in income before cumulative effect of a change in accounting principle was primarily due to merger-related expenses, caused by the Merger, and recorded in the first quarter of 2003.

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

Net interest income amounted to $11,877,000 for the first quarter of 2003, a decrease of $264,000, or 2.2%, from the first quarter of 2002. Net interest income for the first quarter of 2002 was $12,141,000. The decrease in net interest income from March 31, 2002 to March 31, 2003 was primarily caused by a decrease in the prime interest rate from 4.75% to 4.25% which occurred on November 7, 2002.  Though net interest income at March 31, 2003 decreased from March 31, 2002, the net interest margin on a fully taxable-equivalent basis increased from 4.82% for the first quarter of 2002, to 4.98% for the first quarter of 2003. The increase in net interest margin from March 31, 2002 to March 31, 2003 is primarily caused by the realignment of the deposit mix.

At March 31, 2003, approximately $367,591,000 or 55.58%, of the Company’s total loans, net of unearned income, were loans with floating interest rates.  During the period from March 31, 2002 to March 31, 2003, these floating interest rate loans have been subjected to declining interest rates which were the primary cause of the decrease in loan yields from 7.53% at March 31, 2002 to 6.89% at March 31, 2003.

Security yields decreased from 5.39% at March 31, 2002 to 4.56% at March 31, 2003.  This decrease was primarily caused by declines in the bond market during the period ended March 31, 2003.

Average overall rates paid for various types of certificates of deposit decreased from March 31, 2002, to March 31, 2003. For example, the average rate paid for certificates of deposit less than $100,000 decreased from 3.42% for the first quarter of 2002 to 2.26% for the first quarter of 2003, while the average rate paid by the Company for certificates of deposit of $100,000 or more also decreased from 3.53% during the first quarter of 2002 to 2.37% during the first quarter of 2003. Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, decreased from an average of 0.83% during the first quarter of 2002 to an average of 0.48% during the first quarter of 2003. These decreases were primarily caused by the decline in interest rates during the time period from March 31, 2002 to March 31, 2000.  These changes caused the Company’s overall cost of interest-bearing deposits to decrease from 2.22% for the first three months of 2002 to 1.39% for the first three months of 2003.

The following table presents the average balance sheets of the Company for the quarters ended March 31, 2003 and 2002, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

	Quarter Ended March 31,
	2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$658,391	$11,341	6.89%	$624,998	$11,770	7.53%
Securities (2)	265,480	3,028	4.56%	340,870	4,596	5.39%
Interest-earning time deposits in other banks	7,678	21	1.09%	14,816	63	1.70%
Federal funds sold	25,092	66	1.05%	30,864	120	1.56%
Total interest-earning assets	956,641	14,456	6.04%	1,011,548	16,549	6.54%

Noninterest-earning assets:
Cash and due from banks	46,079			57,916
Intangible assets	53,883			72,527
Premises and equipment	25,920			26,759
Accrued interest receivable and other assets	50,570			46,651
Allowance for possible loan losses	(11,081)			(11,467)
Total noninterest-earning assets	165,371			192,386

Total assets	$1,122,012			$1,203,934

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing liabilities:
Interest-bearing, savings and money market deposits	$348,551	$418	0.48%	$354,526	$735	0.83%
Time deposits	362,568	2,087	2.30%	412,796	3,574	3.46%
Federal funds purchased and securities sold under agreements to repurchase	22,687	36	0.63%	16,261	40	0.98%
Note Payable	920	12	5.22%	681	9	5.29%
Total interest-bearing liabilities	734,726	2,553	1.39%	784,264	4,358	2.22%
Noninterest-bearing liabilities:
Demand deposits	233,993			218,790
Accrued interest payable and other liabilities	11,243			36,325
Total noninterest-bearing liabilities	245,236			255,115
Total liabilities	979,962			1,039,379
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	10,938			10,922
Stockholder’s equity	131,112			153,633
Total liabilities and stockholder’s equity	$1,122,012			$1,203,934
Tax-equivalent net interest income		$11,903			$12,191
Interest rate spread (3)			4.65%			4.32%
Net interest margin (4)			4.98%			4.82%

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

	March 31, 2003 vs. 2002
	Decrease Due to Changes in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (1)	$629	$(1,058)	$(429)
Securities (2)	(1,017)	(551)	(1,568)
Interest-earning time deposits in other banks	(30)	(12)	(42)
Federal funds sold	(22)	(32)	(54)
Total interest income	(440)	(1,653)	(2,093)

Interest-bearing liabilities:
Deposits:
Savings and money market deposits	(12)	(305)	(317)
Time deposits	(435)	(1,052)	(1,487)
Federal funds purchased and securities sold under agreements to repurchase	16	(20)	(4)
Note Payable	3	—	3
Total interest expense	(428)	(1,377)	(1,805)

Decrease in net interest income	$(12)	$(276)	$(288)

(1)             Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.

(2)             Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other probable problem loans. During these evaluations, consideration is given to such factors as: management’s evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company; expectations of economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provision for loan losses made for the quarter ended March 31, 2003 was $118,000, compared to $455,000 for the quarter ended March 31, 2002. The relatively low provision recorded in the first quarter of 2003 is primarily related to improved loan quality and recoveries received during the year which have exceeded expectations thereby reducing the need for a provision.

Noninterest Income

Total noninterest income increased $529,000, or 16.5%, from $3,215,000 during the first quarter of 2002 to $3,744,000 during the first quarter of 2003.

Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company. This source of income increased from $1,822,000 during the first three months of 2002 to $2,024,000 during the first three months of 2003, a $202,000, or 11.1%, increase. The increase in service charges on deposit accounts was primarily due to stricter collection policies enforced by management during 2003.

Trust fees from the operation of the trust department of the Bank increased $15,000, or 11.6%, from $129,000 during the first three months of 2002 to $144,000 during the same period in 2003.  The increase is primarily a result of the growth of the client base in the trust department.

Gain on sale of loans increased $398,000, or 105.9%, from $376,000 during the first quarter of 2002 to $774,000 during the first quarter of 2003.  The increase is primarily due to an increase in loans originated and sold during the period ended March 31, 2003 as compared to the period ended March 31, 2002.

Other income is the sum of several components of noninterest income including other customer service fees, brokerage service fees, credit and debit card income, safe deposit box rental income and other sources of miscellaneous income. Other income decreased $24,000, or 2.9%, from $816,000 during the first quarter of 2002 to $792,000 during the first quarter of 2003.

Noninterest Expenses

Total noninterest expenses increased $1,010,000, or 9.1%, from $11,094,000 during the first quarter of 2002 to $12,104,000 during the first quarter of 2003.

Salaries and employee benefits, the largest single component of non-interest expense, increased $597,000, or 12.3%, from $4,874,000 for the first quarter of 2002 to $5,471,000 for the corresponding period of 2003. The increase was primarily a result of annual raises, increases in commission based wages generated from non-interest income and increased costs related to medical benefits.

Net occupancy and equipment expense was $1,987,000 for the first three months of 2003, an increase of $96,000, or 5.1%, from the $1,891,000 in expense recorded during the first three months of 2002. The increase was primarily a result of additional facility maintenance and repair expenses incurred in the three month period ended March 31, 2003.

Amortization of intangible assets decreased $88,000, or 11.6%, from $761,000 for the first quarter of 2002 to $673,000 for the first quarter of 2003.  As core deposit intangibles are amortized using an accelerated method, the amortization expense will decrease each year over the first half of the life of the core deposit intangible balances.

Data processing expense decreased $50,000, or 10.6%, from $474,000 for the first quarter of 2002 to $424,000 for the first quarter of 2003. The decrease is primarily due to the cost savings created by the Merger.

Professional fees, which include legal, accounting and other professional fees, increased $56,000, or 17.7%, from $317,000 during the first quarter of 2002 to $373,000 during the same period of 2003, due primarily to an increase in legal and accounting fees in the first quarter of 2003 associated with various regulatory filings and contracts that were required as a result of the Merger.

Communication expense decreased $63,000, or 15.3%, from $413,000 for the first quarter of 2002 to $350,000 for the first quarter of 2003. The decrease is primarily due to cost saving measures implemented by management in late 2002.

Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $129,000 during the first quarter of 2003 and $19,000 during the first quarter of 2002.  The increase is primarily related to large commercial properties that were foreclosed on in the fourth quarter of 2002 which incur significant month to month operating expenses.

Distributions on guaranteed preferred beneficial interests in the Company’s subordinated debentures totaled $280,000 for the first quarter of 2002 and $281,000 for the first quarter of 2003.

Merger-related expense increased from $0 during the first quarter of 2002 to $632,000 during the first quarter of 2003. The merger-related expenses in the first quarter 2003 were related to the Merger.

Other noninterest expense includes, among many other items, stationary, printing and supplies expense, advertising and business development expense, postage, loan and collection expenses, armored car and courier fees, travel, insurance, ATM transaction expenses, regulatory examinations, franchise taxes, dues and subscriptions, Federal Deposit Insurance Corporation (“FDIC”) insurance expense and directors’ fees. These expenses decreased $281,000, or 13.6%, from $2,065,000 for the first quarter of 2002 to $1,784,000 for the first quarter of 2003.  The decrease was primarily related to a decrease in regulatory assessment fees.  In 2002, the Bank’s rating was changed, which caused a decrease in the assessment fees.  The remainder of the decrease is related to cost saving measures implemented by management.

Federal Income Taxes

The Company recorded federal income tax expense of $1,121,000 for the first quarter of 2003, compared to $1,394,000 in the first quarter of 2002.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Because substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate-sensitive assets and liabilities. See “Analysis of Financial Condition—Interest Rate Sensitivity” herein.

Analysis of Financial Condition

Assets

Total assets decreased $20,678,000, or 1.8%, from $1,141,677,000 at December 31, 2002 to $1,120,999,000 at March 31, 2003.  The decrease is primarily due to a decrease in deposits resulting from conservative deposit pricing and an overall decline in deposit rates.

Cash and Cash Equivalents

The amount of cash and cash equivalents decreased $19,249,000, or 22.9%, from $84,224,000 at December 31, 2002 to $64,975,000 at March 31, 2003, due primarily to the shrinkage of the deposit balance.

Securities

Securities decreased $1,625,000, or 0.6%, from $274,342,000 at December 31, 2002 to $272,717,000 at March 31, 2003.

The Board of Directors of the Bank reviews all securities transactions monthly and the securities portfolio periodically. The Company’s current investment policy provides for the purchase of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities having average maturities of twelve years or less and for the purchase of state, county and municipal agencies’ securities with maximum maturities of 10 years. The Company’s policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating. All securities are classified as available-for-sale and are carried at fair value at March 31, 2003. The decision to sell securities classified as available-for-sale is based upon management’s assessment of changes in economic or financial market conditions.

Certain of the Company’s securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At March 31, 2003, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $93,255,000 or 34.2% of the total securities portfolio.

The following table summarizes the amounts and the distribution of the Company’s securities held at the dates indicated.

	March 31, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)
Carrying value:
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$181,212	66.4%	$172,016	62.7%
Mortgage-backed securities and collateralized mortgage obligations	79,910	29.3	89,697	32.7
Obligations of states and political subdivisions	3,542	1.3	4,610	1.7
Other securities	8,053	3.0	8,019	2.9

Total carrying value of securities	$272,717	100.0%	$274,342	100.0%

Total fair value of securities	$272,717		$274,342

The following table provides the maturity distribution and weighted average interest rates of the Company’s total securities portfolio at March 31, 2003. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

Type and Maturity Grouping at March 31, 2003	Principal Amount	Carrying Value	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations:
Within one year	$65,816	$66,706	$66,706	3.64%
After one but within five years	108,330	113,504	113,504	5.03%
After five but within ten years	995	1,002	1,002	6.34%
Total U.S. Treasury securities and obligations of U.S. Government agencies and corporations	175,141	181,212	181,212	4.52%

Mortgage-backed securities and collateralized mortgage obligations	79,037	79,910	79,910	4.26%

Obligations of states and political subdivisions:
Within one year	1,065	1,068	1,068	6.16%
After one but within five years	1,718	1,801	1,801	6.77%
After five but within ten years	490	539	539	7.13%
After ten years	120	134	134	8.13%
Total obligations of states and political subdivisions	3,393	3,542	3,542	6.68%

Other securities:
Within one year	—	—	—	0.00%
After one but within five years	—	—	—	0.00%
After five but within ten years	—	—	—	0.00%
After ten years	8,052	8,053	8,053	1.25%
Total other securities	8,052	8,053	8,053	1.25%

Total securities	$265,623	$272,717	$272,717	4.35%

Loans Held-for-Sale Portfolio

Loans held-for-sale, which primarily consist of home mortgage loans, are those loans which the Company has the intent to sell in the foreseeable future.  They are carried at the lower of aggregate cost or market value.  Gains and losses on sales of loans are recognized a settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.  All sales are made without recourse.  Loans held-for-sale decreased $2,047,000 or 13.2% from $15,475,000 at December 31, 2002 to $13,428,000 at March 31, 2003.  The decrease is related to an increase in the turnover rate of the loans held-for-sale.

Loan Held-for-Investment Portfolio

Total loans, net of unearned income, increased $2,522,000, or 0.4%, from $658,867,000 at December 31, 2002 to $661,389,000 at March 31, 2003.

The Bank primarily makes commercial loans to small to medium sized businesses and professionals.  The Bank offers a variety of commercial and real estate lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment, commercial real estate purchase loans, construction loans, refinance loans and various types of agriculture loans. Typically, the Bank’s commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the principal owner and are collateralized by real estate, accounts receivable, inventory or other business assets.  Due to customer demand, the Bank also makes installment loans to individuals.

The following table presents the Company’s loan balances at the dates indicated, separated by loan types.

	March 31, 2003	December 31, 2002
	(In thousands)

Real estate loans	$395,497	$387,477
Commercial loans	182,066	184,963
Loans to individuals	40,607	43,730
Agriculture and other loans	43,221	42,700
Total loans	661,391	658,870
Less unearned income	2	3

Loans, net of unearned income	$661,389	$658,867

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at March 31, 2003, except for those described above and a geographic concentration of loans in West and North Texas as well as southern New Mexico. The Bank had loans outstanding to foreign countries or borrowers headquartered in foreign countries (primarily Mexican nationals) of $5,689,000 at March 31, 2003 and of $8,959,000 at December 31, 2002.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. The Company requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

The following table presents the distribution of the maturity of the Company’s loans and the interest rate sensitivity of those loans, excluding loans to individuals, at March 31, 2003. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

	One Year and Less	One to Five Years	Over Five Years	Total Carrying Value
	(In thousands)
Real estate loans	$236,061	$118,822	$40,614	$395,497
Commercial loans	143,791	25,484	12,791	182,066
Agriculture and other loans	37,488	3,986	1,747	43,221

Total loans	$417,340	$148,292	$55,152	$620,784

With fixed interest rates	$74,492	$136,525	$42,176	$253,193
With variable interest rates	342,848	11,767	12,976	367,591

Total loans	$417,340	$148,292	$55,152	$620,784

Allowance for Loan Losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the Company’s loan portfolio, additions are made to the Company’s allowance for loan losses (the “allowance”). The allowance is created by direct charges against income (the “provision” for loan losses), and the allowance is available to absorb loan losses. See “Results of Operations—Provision for Loan Losses” above.

The allowance is reduced by loan charge-offs, increased by recoveries of loans previously charged off and increased or decreased by the loan loss provision necessary to arrive at a balance determined by management to be appropriate.  The Company’s allowance was $11,096,000, or 1.68% of loans, net of unearned income, at March 31, 2003, compared to $10,914,000, or 1.66% of loans, net of unearned income, at December 31, 2002.

Credit and loan decisions are made by management and the Board of Directors of the Bank in conformity with loan policies established by the Board of Directors of the Company. The Company’s practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners or for other reasons. The Company charged off $184,000 in loans during the first quarter of 2003. Recoveries during the first quarter of 2003 were $248,000.

The following table presents the activity in the allowance and average loans outstanding and certain pertinent ratios for the quarters ended March 31, 2003 and 2002.

	March 31,
	2003	2002
	(Dollars in thousands)
Analysis of allowance for loan losses:
Balance, at January 1	$10,914	$10,756
Provision for loan losses	118	455
	11,032	11,211
Loans charged off:
Real estate loans	35	24
Commercial loans	4	100
Loans to individuals	120	291
Agriculture other loans	25	—
Total charge-offs	184	415
Recoveries of loans previously charged off:
Real estate loans	—	14
Commercial loans	197	920
Loans to individuals	51	96
Agriculture and other loans	—	51
Total recoveries	248	1,081
Net loans charged off (recovered)	(64)	(666)
Balance, at March 31	$11,096	$11,877

Average loans outstanding, net of unearned income	$658,391	$624,998
Ratio of nonperforming loans to total loans, net of unearned income, at March 31	1.29%	1.53%
Ratio of net loan charge-offs (recoveries) to average loans outstanding, net of unearned income (annualized)	(0.01)%	(0.11)%
Ratio of allowance for loan losses to nonperforming loans, at March 31	130.48%	126.38%
Ratio of allowance for loan losses to total loans, net of unearned income, at March 31	1.68%	1.94%

The amount of the allowance is established by management, based upon estimated risks inherent in the existing loan portfolio. The allowance is comprised of three components: specific reserves on specific problem loans, historical loss percentages applied to pools of loans with similar characteristics, and an unallocated portion. Management reviews the loan portfolio on a continuing basis to evaluate probable problem loans. This review encompasses management’s estimate of current economic conditions and the potential impact on various industries, prior loan loss experience and the financial conditions of individual borrowers. Loans that have been specifically identified as problem or nonperforming loans are reviewed on at least a quarterly basis, and management critically evaluates the prospect of ultimate losses arising from such loans, based on the borrower’s financial condition and the value of available collateral.  When a risk can be specifically quantified for a loan, that amount is specifically allocated in the allowance. In addition, the Company allocates the allowance based upon the historical loan loss experience of the different types of loans. Despite such allocation, both the allocated and unallocated portions of the allowance are available for charge-offs for all loans.

At March 31, 2003 and December 31, 2002, loans identified as being impaired consisted of non-homogeneous loans placed on non-accrual status.

At March 31, 2003 and December 31, 2002, the recorded investment in loans that are considered to impaired under FAS 114 was approximately $8,504,000 and $8,529,000, respectively.  Included in this amount at March 31, 2003 and December 31, 2002, was approximately $8,381,000 and $8,389,000, respectively, of impaired loans for which the related specific reserve for loan losses was approximately $1,808,000 and $1,867,000, respectively.  There were $123,000 of impaired loans at March 31, 2003 and $140,000 at December 31, 2002 did not have a specific related reserve for loan losses.

The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at March 31, 2003, and December 31, 2002.

	March 31, 2003		December 31, 2002
	Amount of Allowance Allocated to Category	Percent of Loans by Category to Loans, Net of Unearned Income	Amount of Allowance Allocated to Category	Percent of Loans by Category to Loans, Net of Unearned Income
	(Dollars in thousands)
Real estate loans	$1,848	59.9%	$1,937	58.8%
Commercial loans	1,445	27.5	1,566	28.1
Loans to individuals	626	6.1	778	6.6
Agriculture and other loans	540	6.5	263	6.5
Total allocated	4,459	100.0%	4,544	100.0%
Unallocated	6,637		6,370
Total allowance for possible loan losses	$11,096		$10,914

Loan Review Process

The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are usually in the process of being charged off. There were no loans designated as loss at March 31, 2003.

In addition to the internally classified loans, the Bank also has a “watch list” of loans that further assists management in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan’s ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans to assist in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at March 31, 2003 were current and paying in accordance with loan terms. See “Nonperforming Assets” below.

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

The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at March 31, 2003, and December 31, 2002.

	March 31, 2003	December 31, 2002
	(In thousands)

Nonaccrual loans	$8,504	$8,529
Accruing loans contractually past due over 90 days	410	151
Restructured loans	789	848
Other real estate and other repossessed assets	3,641	3,703

Total nonperforming assets	$13,344	$13,231

The gross interest income that would have been recorded during the first quarter of 2003 on the Company’s nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $162,000. No interest income was actually recorded (received) on loans that were on nonaccrual during the first quarter of 2003.

A probable problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. The Company does not believe it has any probable problem loans other than those reported in the above table or those included on the watch list as discussed above.

Goodwill and Other Intangible Assets

Amortizable intangibles assets at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
	(in thousands)
Core deposit intangible	$28,246	$28,342
Less: Accumulated amortization	12,635	12,015

Amortizable intangible assets	$15,611	$16,327

Core deposit intangible amortization expense was $673,000 for the quarter ended March 31, 2003.

Aggregate amortization expense is anticipated to be as follows for the years ended December 31 (in thousands):

Remaining in 2003	$2,009
2004	2,514
2005	2,469
2006	2,421
2007 & Thereafter	6,198
Total	$15,611

The change in the carrying amount of goodwill for the quarter ended March 31, 2003 is as follows (in thousands):

Balance as of January 1, 2003	$37,934
Reductions or increases to Goodwill	—
Balance as of March 31, 2003	$37,934

Each October, the fair value of the Company is calculated through a combination of the market comparison, asset value, earnings value and acquisition analysis methods by a third party to determine if an impairment should be recorded.  As of October 1, 2002, based on the fair value assessment of the Company by a third party, the Company’s fair value exceeded the book value and as such an impairment was not recorded.

Premises and Equipment

Premises and equipment increased $1,940,000, or 7.8%, during the first quarter of 2003, from $24,944,000 at December 31, 2002 to $26,884,000 at March 31, 2003. The increase was primarily due to the purchase of the building in Lubbock which houses the Bank’s operations as well as the upgrade of the Company’s computer system.  These additions were partially offset by depreciation recorded during the first quarter of 2003 of $835,000.

Accrued Interest Receivable

Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $900,000, or 12.8%, from $7,044,000 at December 31, 2002, to $6,144,000 at March 31, 2003. The decrease was primarily a result of the seasonal paydown of interest on loans.  Of the total balance at March 31, 2003, $3,362,000, or 54.7%, was interest accrued on loans and $2,782,000, or 45.3%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 2002, were $3,934,000, or 55.9%, and $3,110,000, or 44.1%, respectively.

Other Real Estate and Other Repossessed Assets

Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At March 31, 2003 and December 31, 2002 other real estate and other repossessed assets had an aggregate book value of $3,641,000 and $3,703,000, respectively. Other real estate and other repossessed assets decreased $62,000, or 1.7%, during the first three months of 2003, due primarily to the sale of two residential properties. Of the March 31, 2003 balance, $2,957,000 represented eleven commercial and agricultural properties, $626,000 represented four residential properties and $58,000 represented thirteen repossessed vehicles and other equipment.

Other Assets

The balance of other assets increased $121,000, or 0.4%, to $29,372,000 at March 31, 2003, from $29,25,000 at December 31, 2002.

Deposits

The Bank’s lending and investing activities are funded almost entirely by core deposits, 62.4% of which are demand, savings and money market deposits at March 31, 2003. Total deposits decreased $26,458,000, or 2.7%, from $964,714,000 at December 31, 2002, to $938,256,000 at March 31, 2003. The decrease was due primarily to decreases in interest rates paid on time deposit accounts causing a lower demand for these accounts.  The reduction was one which management planned, specifically in an effort to realign the deposit mix.  The Company does not have any brokered deposits.

The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters ended March 31, 2003 and 2002.

	Quarter Ended March 31,
	2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$233,993	—%	$218,790	—%
Interest-bearing demand, savings and money market deposits	348,551	0.48%	354,526	0.83%
Time deposits of less than $100,000	213,298	2.26%	255,832	3.42%
Time deposits of $100,000 or more	149,270	2.37%	156,964	3.53%

Total deposits	$945,112	1.06%	$986,112	1.75%

Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company’s future earnings because of interest rate sensitivity.  At March 31, 2003, and December 31, 2002, deposits of $100,000 or more represented approximately 15.7% and 16.1% of the Company’s total deposits, respectively.

The maturity distribution of time deposits of $100,000 or more at March 31, 2003 is presented below.

At March 31, 2003
(In thousands)
3 months or less	$49,057
Over 3 through 6 months	40,073
Over 6 through 12 months	35,678
Over 12 months	22,057

Total time deposits of $100,000 or more	$146,865

Deposits from non-U.S. citizens (primarily Mexican nationals) amounted to approximately $48,468,000 and $45,773,000 at March 31, 2003 and December 31, 2002, respectively.

Fed Funds Purchased and Securities Sold Under Agreement to Repurchase

The balance of fed funds purchased and securities sold under agreement to repurchase increased $7,088,000, or 34.1%, from $20,762,000 at December 31, 2002 to $27,850,000 at March 31, 2003.  The increase is primarily related to the promotion of this product to the Bank’s customers as well as seasonal variation of the balance.

Accrued Interest Payable

Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $181,000, or 17.9%, from $1,009,000 at December 31, 2002, to $828,000 at March 31, 2003, due to a decrease in interest-bearing deposit balances as well as decreases in interest rates being paid on interest-bearing deposits during the first quarter of 2003.

Note Payable

The note payable balance consists of advances of approximately $1,043,000 and $789,000, at March 31, 2003 and December 31, 2002, respectively, from the Federal Home Loan Bank of Dallas (the “FHLB”).  These advances represent six separate notes with interest rates ranging from 2.69% to 5.45%, maturities ranging from January 21, 2008 to February 1, 2018, and are collateralized by a blanket floating lien on all securities held in safekeeping by the FHLB, the FHLB capital stock owned by the Bank, and any funds on deposit with the FHLB.

Other Liabilities

The most significant components of other liabilities are amounts accrued for various types of expenses and current and deferred federal income taxes payable. The balance of other liabilities increased $949,000, or 10.0%, from $9,525,000 at December 31, 2002, to $10,474,000 at March 31, 2003, primarily due to increases in benefit claims payable and increases in the payable to State National.

Interest Rate Sensitivity

Interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. The Company seeks to minimize the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that could change interest rates in the same time frame in an attempt to reduce the risk of significant adverse effects on the Company’s net interest income caused by interest rate changes. The Company does not attempt to match each interest-earning asset with a specific interest-bearing liability. Instead, as shown in the following table, it aggregates all of its interest-

earning assets and interest-bearing liabilities to determine the difference between the two in specific time frames. This difference is known as the rate-sensitivity gap. A company is considered to be asset sensitive, or having a positive gap, when the amount of interest earning-assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period.  Conversely, a company is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period.  During a period of rising interest rates, a negative gap would tend to affect net income adversely, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.  Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and occasionally change in different directions. Management regularly monitors the interest sensitivity position and considers this position in its decisions in regard to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

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

The Company’s ratios of interest-sensitive assets to interest-sensitive liabilities, as shown in the following tables, are 81.1% at the 90-day interval, 79.0% at the 180-day interval and 85.4% at the 365-day interval at March 31, 2003. Currently, the Company is in a liability-sensitive position at the three intervals. However, the Company had $343,433,000 of interest-bearing demand, savings and money market deposits at March 31, 2003, for which, from the Company’s experience, interest rates change more slowly. Therefore, excluding these types of deposits, the Company’s interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 176.4% at March 31, 2003. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

The following table shows the interest rate sensitivity position of the Bank at March 31, 2003.

	Cumulative Volumes Subject to Repricing Within			Volumes Subject to Repricing After
	90 Days	180 Days	365 Days	1 Year	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$18,320	$18,320	$18,320	$—	$18,320
Securities	46,276	75,052	117,407	155,310	272,717
Loans, net of unearned income	333,758	364,315	433,257	228,132	661,389
Total interest-earning assets	398,354	457,687	568,984	383,442	952,426

Interest-bearing liabilities:
Demand, savings and money market deposits	343,433	343,433	343,433	—	343,433
Securities Sold Under Agreement to Repurchase	27,850	27,850	27,850	—	27,850
Time deposits	119,725	208,350	294,717	57,760	352,477
Total interest-bearing liabilities	491,008	579,633	666,000	57,760	723,760

Rate-sensitivity gap (1)	$(92,654)	$(121,946)	$(97,016)	$325,682	$228,666

Rate-sensitivity ratio (2)	81.1%	79.0%	85.4%

(1)             Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.

(2)             Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Selected Financial Ratios

The following table presents selected financial ratios (annualized) for the quarters ended March 31, 2003 and 2002.

	Quarter Ended March 31,
	2003	2002
Income (loss) Before Cumulative Effect of a Change in Accounting Principle to:
Average assets	0.80%	0.81%
Average interest-earning assets	0.94%	0.97%
Average stockholder’s equity	6.88%	6.38%
Net income (loss) to:
Average assets	0.80%	(4.38)%
Average interest-earning assets	0.94%	(5.22)%
Average stockholder’s equity	6.88%	(34.34)%
Dividend payout (1) to:
Net income	N/A	N/A
Average stockholder’s equity	N/A	N/A
Average stockholder’s equity to:
Average total assets	11.69%	12.76%
Average loans (2)	19.91%	24.58%
Average total deposits	13.87%	15.58%
Average interest-earning assets to:
Average total assets	85.26%	84.02%
Average total deposits	101.22%	102.58%
Average total liabilities	97.62%	97.32%
Ratio to total average deposits of:
Average loans (2)	69.66%	63.38%
Average noninterest bearing deposits	24.76%	22.19%
Average interest-bearing deposits	75.24%	77.81%
Total interest expense to total interest income	17.66%	26.33%
Efficiency Ratio (3)	77.54%	72.59%

(1)             Dividends on Common Stock only.

(2)             Before allowance for possible loan losses.

(3)             Calculated as a total noninterest expense divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

Liquidity

The Bank

Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers’ borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $46,079,000 during the first quarter of 2003 and $57,916,000 during the first quarter of 2002. These amounts comprised 4.1% and 4.8% of average total assets during the first three months of 2003 and 2002, respectively. The average level of securities, interest-earning time deposits in other banks and federal funds sold was $298,250,000 during the first quarter of 2003 and $386,550,000 during the first quarter of 2002.

Securities totaling $765,000 and $6,868,000 were sold during the first three months of 2003 and 2002, respectively.  At March 31, 2003, $67,774,000, or 24.9%, of the Company’s securities portfolio, excluding mortgage-backed securities, matured within one year and $115,305,000, or 42.3%, excluding mortgage-backed securities, matured after one but within five years. The Bank’s commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates. At March 31, 2003, approximately $433,257,000, or 65.5%, of the Company’s loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $417,340,000, or 67.2%, of the Company’s loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See “Analysis of Financial Condition—Loan Portfolio” above.

On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the first quarter of 2003, the Company’s average deposits were $945,112,000 or 84.2% of average total assets, compared to $986,112,000, or 81.9% of average total assets, during the first quarter of 2002. The Company attracts its deposits primarily from individuals and businesses located within the market areas served by the Bank. See “Analysis of Financial Condition—Deposits” above.

The Company

The Company depends on the Bank for liquidity in the form of cash flow, primarily to meet distribution requirements on the Company’s subordinated debentures, which payments, in turn, are used to meet distribution requirements on Independent Capital Trust’s Trust Preferred Securities, and to cover other operating expenses.  The Company’s immediate liquidity needs have been and can continue to be satisfied by advances from the Company’s parent company.

The payment of dividends from the Bank is subject to applicable law and the scrutiny of regulatory authorities. There were no dividends paid by the Bank to Independent Financial during the first quarter of 2003 and 2002.  SNB El Paso paid dividends of $1,000,000 to State National prior to the Merger.  Independent Financial and Independent Capital paid dividends to the Company totaling $9,000 during the same time periods of 2003 and 2002, respectively. At March 31, 2003, there were no dividends available for payment to Independent Financial by the Bank without first obtaining regulatory approval.

Current tax liabilities totaling $1,248,000 and $1,492,000 were paid by the Bank to the Company during the first three months of 2003 and 2002, respectively.

Capital Resources

At March 31, 2003, stockholder’s equity totaled $131,610,000, or 11.7% of total assets, compared to $129,990,000, or 11.4% of total assets, at December 31, 2002.

Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company’s capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as “well-capitalized”, the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders’ equity (net of available for sale fair value adjustment) and qualifying guaranteed preferred beneficial interests in the Company’s subordinated debentures, reduced by intangible assets, net of the deferred tax liability associated with the core deposit intangible, and any deferred tax asset disallowed for regulatory capital purposes. For the Company, Tier 2 capital is comprised of the remainder of the guaranteed preferred beneficial interests in the Company’s subordinated debentures not qualifying for Tier 1 capital and the qualifying amount of the allowance for loan losses.

Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as “well-capitalized”, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company’s risk-based capital and leverage ratios and a comparison of the Company’s and the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory and “well-capitalized” minimum requirements at March 31, 2003.

March 31, 2003
(In thousands)

Tier 1 capital	$88,190
Tier 2 capital	8,843

Total capital	$97,033

Net risk-weighted assets	$705,211

Adjusted quarterly average assets	$1,068,721

	Regulatory Minimum	“Well Capitalized” Minimum	Actual Ratios at March 31, 2003

The Company

Tier 1 capital to net risk-weighted assets ratio	4.00%	6.00%	12.51%
Total capital to net risk-weighted assets ratio	8.00	10.00	13.76
Leverage ratio	4.00	5.00	8.25

The Bank

Tier 1 capital to net risk-weighted assets ratio	4.00%	6.00%	12.50%
Total capital to net risk-weighted assets ratio	8.00	10.00	13.75
Leverage ratio	4.00	5.00	8.29

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Company and the Bank were both “well capitalized” at March 31, 2003.

The Company’s ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Federal Reserve Board.

The payment of dividends on the Common Stock is determined by the Company’s Board of Directors in light of circumstances and conditions then existing, including the earnings of the Company and the Bank, funding requirements and financial condition and applicable laws and regulations. The Company’s ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines. The Federal Reserve Board has promulgated a policy prohibiting bank holding companies from paying dividends on common stock unless such bank holding company can pay such dividends from current earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk profile from the information disclosed in the Company’s Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

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

PART II

OTHER INFORMATION

Item 1.                     Legal Proceedings.

None

From time to time, the Company is party in litigation proceedings incidental to the normal course of its business.  In the opinion of management, the ultimate liability, if any, resulting from known, current litigation, either singularly or in the aggregate, would not reasonably be expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 2.                     Changes in Securities and Use of Proceeds.

None

Item 3.                     Defaults upon Senior Securities.

None

Item 4.                     Submission of Matters to a Vote of Security Holders.

None

Item 5.                     Other Information.

Item 6.                     Exhibits and Reports on Form 8-K.

(a)             Exhibits

Exhibits 99.1 Chief Executive Officer and Chief Financial Officer Certifications

(b)            Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003		Independent Bankshares, Inc.
(Registrant)

	By:	/s/ Don E. Cosby
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

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

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

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

/s/ Don E. Cosby
Don E. Cosby
Executive Vice President and Chief Financial Officer