Form 10-Q
period 2003-06-30
INDEPENDENT BANKSHARES INC
filed 2003-08-11
CIK 318870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-10196

INDEPENDENT BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1717279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1617 Broadway P. O. Box 5240 Lubbock, Texas	79408
(Address of principal executive offices)	(Zip Code)

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at June 30, 2003. Class:  Common Stock, par value $0.25 per share Outstanding at June 30, 2003: 2,273,647 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

(Unaudited)

(In Thousands)

	June 30, 2003	December 31, 2002
ASSETS
Cash, due from banks and interest-earning time deposits	$50,582	$54,119
Interest-earning time deposits in other banks	16,032	14,482
Federal funds sold	15,225	15,623
Total cash and cash equivalents	81,839	84,224
Available-for-sale securities	238,242	274,342
Loans held-for-sale	8,698	15,475
Loans held for investment	687,352	658,870
Unearned Income	(1)	(3)
Allowance for loan losses	(10,854)	(10,914)
Net loans	676,497	647,953
Goodwill	37,934	37,934
Other intangible assets	14,938	16,327
Premises and equipment	26,543	24,944
Accrued interest receivable	6,075	7,044
Other real estate and other repossessed assets	4,096	3,703
Assets related to discontinued operations	—	480
Other assets	29,043	29,251
Total assets	$1,123,905	$1,141,677

LIABILITIES AND STOCKHOLDER’S EQUITY
Deposits:
Noninterest-bearing demand deposits	$278,667	$241,179
Interest-bearing demand deposits	342,050	350,975
Interest-bearing time deposits	333,033	372,560
Total deposits	953,750	964,714
Federal funds purchased and securities sold under agreements to repurchase	23,010	20,762
Accrued interest payable	769	1,009
Note payable	1,068	789
Liabilities related to discontinued operations	—	3,954
Other liabilities	9,512	9,525
Total liabilities	988,109	1,000,753
Guaranteed preferred beneficial interests in the company’s subordinated debentures	10,943	10,934
Stockholder’s equity:
Common stock	568	568
Additional paid-in capital	144,134	144,134
Retained earnings (deficit)	(24,317)	(20,028)
Accumulated other comprehensive income	4,468	5,316
Total stockholder’s equity	124,853	129,990
Total liabilities and stockholder’s equity	$1,123,905	$1,141,677

See Accompanying Notes to Interim Consolidated Financial Statements.

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE QUARTERS AND SIX MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Interest income:
Loans, including fees	$11,498	$11,478	$22,839	$23,248
Securities	2,742	4,024	5,744	8,570
Deposits in other banks	38	83	59	146
Federal funds sold	58	107	124	227
Total interest income	14,336	15,692	28,766	32,191
Interest expense:
Deposits	2,160	3,706	4,665	8,015
Securities sold under agreement to repurchase	45	51	81	89
Federal funds purchased	—	—	—	2
Notes payable	11	10	23	19
Total interest expense	2,216	3,767	4,769	8,125
Net interest income	12,120	11,925	23,997	24,066
Provision for loan losses	—	285	118	740
Net interest income after provision for loan losses	12,120	11,640	23,879	23,326
Noninterest income:
Service charges	2,295	2,015	4,319	3,837
Trust fees	146	123	290	252
Gain on sale of loans	851	497	1,625	873
Gain on sale of securities	1	—	11	72
Other income	859	786	1,651	1,602
Total noninterest income	4,152	3,421	7,896	6,636
Noninterest expenses:
Salaries and employee benefits	5,427	4,998	10,898	9,872
Net occupancy and equipment expense	1,783	2,030	3,770	3,921
Amortization of intangible assets	673	761	1,346	1,522
Professional fees	235	303	465	620
Communication expense	279	392	652	805
Data processing expense	171	405	595	879
Distributions on guaranteed preferred beneficial interests in the company’s subordinated debentures	280	280	561	560
Net costs (revenues) applicable to other real estate and other repossessed assets	2	(10)	131	9
Merger-related expense	28	—	780	—
Other expenses	2,100	1,792	3,884	3,857
Total noninterest expenses	10,978	10,951	23,082	22,045
Income from continuing operations before federal income taxes and cumulative effect of a change in accounting principle	5,294	4,110	8,693	7,917
Federal income tax expense	1,839	1,260	2,960	2,654
Income from continuing operations before cumulative effect of a change in accounting principle	3,455	2,850	5,733	5,263
Discontinued Operations
Gain (loss) from branches held-for-sale	—	72	(33)	130
Federal income tax expense (benefit)	—	24	(11)	44
Net gain (loss) from branches held-for-sale	—	48	(22)	86
Income before cumulative effect of a change in accounting principle	3,455	2,898	5,711	5,349
Cumulative effect of a change in accounting principle – goodwill impairment	—	—	—	15,642
Net income (loss)	$3,455	$2,898	$5,711	$(10,293)

See Accompanying Notes to Interim Consolidated Financial Statements.

INDEPENDENT BANKSHARES, INC.

A WHOLLY OWNED SUBSIDIARY OF STATE NATIONAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTH PERIODS ENDED JUNE 30, 2003 and 2002

(Unaudited)

(In Thousands)

	Six Month Period Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$5,711	$(10,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,902	3,218
Net amortization of premium/discount	732	568
Provision for loan losses	118	740
Cumulative effect of a change in accounting principle – goodwill impairment	—	15,642
Net loss on sales of premises and equipment	2	8
Writedown of premises and equipment	146	14
Gain on sale of investments	(11)	(72)
Gain on branch sale	(57)	—
Net (gain) loss on sales of other real estate and other repossessed assets	(11)	26
Loans originated for sale	(72,574)	(40,339)
Proceeds from sales of loans held for sale	80,976	41,966
Gain on sale of loans	(1,625)	(873)
Decrease in other assets	1,178	1,048
Increase (decrease) in other liabilities	180	(400)
Net cash provided by operating activities	17,667	11,253

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	88,598	107,393
Proceeds from sales of available-for-sale securities	536	6,868
Purchases of available-for-sale securities	(55,040)	(85,855)
Purchase of bank owned life insurance	—	(9,494)
Net (increase) decrease in loans	(29,793)	5,336
Net cash in branches held for sale	(2,434)	(395)
Proceeds from sales of premises and equipment	17	29
Additions to premises and equipment	(3,299)	(477)
Proceeds from sales of other real estate and other repossessed assets	951	425
Net cash provided by (used in) investing activities	(464)	23,830

Cash flows from financing activities:
Decrease in deposits	(12,115)	(46,340)
Advances on notes payable	319	—
Principle paydown on notes payable	(40)	(20)
Increase in federal funds purchased and securities sold under agreements to repurchase	2,248	6,259
Capital reduction	—	(5,000)
Payment of cash dividends	(10,000)	(2,000)
Net cash used in financing activities	(19,588)	(47,101)
Net decrease in cash and cash equivalents	(2,385)	(12,018)
Cash and cash equivalents at beginning of period	84,224	90,707
Cash and cash equivalents at end of period	$81,839	$78,689

Noncash investing activities:
Additions to other real estate and other repossessed assets through foreclosures	$1,336	$574

See Accompanying Notes to Interim Consolidated Financial Statements.

INDEPENDENT BANKSHARES, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

For information regarding significant accounting policies, reference is made to Notes to Consolidated Financial Statements included in the Annual Report of Independent Bankshares, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended.

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

(3)           Accumulated Other Comprehensive Income

An analysis of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 2003 and 2002, is as follows:

	Unrealized Gain (Loss) on Available-for- sale Securities, net
	Quarter Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Balance, beginning of period	$4,680	$2,958	$5,316	$4,309
Current period change	(212)	1,501	(848)	240
Balance, at June 30	$4,468	$4,459	$4,468	$4,549

(4)                                 Adoption of Accounting Standards and Goodwill Impairment

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

SFAS No. 142 was effective for the Company’s fiscal year beginning January 1, 2002.  The implementation of SFAS No. 142 resulted in the Company recording a non-cash goodwill impairment charge of $15,642,000 during the first quarter of 2002.  This charge reflects the cumulative effect of adopting the accounting change in the statement of operations, but does not affect the Company’s operations and has no impact on cash flows.  The Company’s assets were reviewed again for impairment as of October 1, 2002.  The results of this review determined that an impairment did not need to be recorded at the time of the review.

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

In 2002 the Company sold three branches located in Bangs and Trent, Texas and Belen, New Mexico.  In 2003 the Company sold one branch located in Socorro, New Mexico  Accordingly, the operating results of the deposed properties have been reclassified and reported as discontinued operations in the consolidated statements of operations and the assets and liabilities of the branches held-for-sale have been reclassified and reported as such on the consolidated balance sheets.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”).  FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Company’s financial statements for the year ended December 31, 2002.  Adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulleting No. 51.”  FIN 46 establishes guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary.  The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE.  Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The Company adopted FIN 46 on July 1, 2003.  In its current form, FIN 46 may require the Company to de-consolidate its investments in Independent Capital Trust in future financial statements.  The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Independent Capital Trust, appears to be an unintended consequence of FIN 46.  It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue.  In July 2003, the Board of Governors of the Federal Reserve System (“Federal Reserve”) issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.  There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.  As of June 30, 2003, assuming the Company was not allowed to include the $11 million in trust preferred securities issued by Independent Capital Trust in Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, (SFAS 148”).  SFAS 148 amends FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years beginning after December 15, 2002.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The new guidance amends SFAS 133 for decisions made:  (i) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative.  SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provision applied prospectively.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operation.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (“SFAS 150”).  SFAS 150 establishes standards for how any issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities.  SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operation.

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

The Company

The Company is a bank holding company headquartered in Lubbock, Texas. The Company is an indirect wholly owned subsidiary of State National Bancshares, Inc., Lubbock, Texas (“State National”). At June 30, 2003, the Company owned all of the common securities of Independent Capital Trust (“Independent Capital”) and indirectly owned, through a Delaware subsidiary, Independent Financial Corp. (“Independent Financial”), 100% of the stock of State National Bank, Lubbock, Texas (the “Bank”). At June 30, 2003, the Bank operated full-service banking locations in the Texas cities of Abilene (four locations), Azle (two locations), Big Spring, El Paso, (seven locations), Lubbock (three locations), Odessa (two locations), Plainview, San Angelo, Stamford and Winters and in the New Mexico cities of Alamogordo, Deming, Elephant Butte, Las Cruces (two locations), Ruidoso (three locations), Sunland Park, and T or C.

General

The following discussion and analysis presents the more significant factors affecting the Company’s results of operations for each of the quarters and six-month periods ended June 30, 2003 and 2002, and the financial condition at June 30, 2003, and December 31, 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes thereto and other financial information appearing elsewhere in this quarterly report.

Analysis of Results of Operations

Net Income (Loss)

Net income for the quarter ended June 30, 2003 amounted to $3,455,000 compared to net income of $2,898,000 for the quarter ended June 30, 2002.  Net income before cumulative effect of a change in accounting principle for the six month period ended June 30, 2003 was $5,711,000 compared to net income before cumulative effect of a change in accounting principle of $5,349,000 for the six month period ended June 30, 2002. The increase in  net income between the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 as well as the increase in net income before cumulative effect of a change in accounting principle for the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002 was primarily due to the reduction of the provision for loan loss recorded in the six month period ended June 30, 2003 as compared to the loan loss provision recorded for the same periods in 2002 and increases in mortgage and service charge income.  Giving effect to the cumulative effect of a change in accounting principle, net income for the six month period ended June 30, 2003, was $5,711,000 compared to net loss of $10,293,000 for the six month period ended June 30, 2002. The loss in the six month period ended June 30, 2002 was due to a $15,642,000 impairment recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle, related to the adoption of Statement of Accounting Standards, No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”).

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

Net interest income amounted to $12,120,000 for the second quarter of 2003, an increase of $195,000, or 1.64%, when compared to the second quarter of 2002.  Net interest income for the second quarter of 2002 was $11,925,000.  Net interest income for the first six months of 2003 was $23,997,000, a decrease of $69,000, or 0.29%, when compared to net interest income of $24,066,000 for the first six months of 2002.  Net interest margin on a fully taxable-equivalent basis increased from 4.83% for the second quarter of 2002 to 5.11% for the second quarter of 2003, as well as from 4.82% for the first six months of 2002 to 5.04% for the first six months of 2003.  The increase in net interest margin from June 30, 2002 to June 30, 2003 was primarily caused by the realignment of the deposit mix.

At June 30, 2003, approximately $393,119,000, or 57.19%, of the Company’s total loans, net of unearned income, were loans with floating interest rates.  During 2002, loans with floating interest rates were subjected to declining interest rates as the prime interest rate was decreased from 4.75% to 4.25% on November 7, 2002 which is the primary cause of the decrease in the yield on loans from 7.44% at June 30, 2002 to 6.88% at June 30, 2003.  However, total loans, net of unearned income increased $56,459,000 since June 30, 2002.  This increase in total loans, net of unearned income allowed for the slight increase in loan interest income from the second quarter of 2002 to the second quarter of 2003 and helped offset the decrease from the first six months of 2002 to the first six months of 2003.

Security yields decreased from 5.23% at June 30, 2002 to 4.54% at June 30, 2003.  This decrease was primarily caused by declines in yields in the bond market on new purchases between the periods ended June 30, 2002 and June 30, 2003.

These net changes caused the Company’s overall yield on interest earning assets to decrease from 6.35% for the quarter ended June 30, 2002 to 6.04% for the quarter ended June 30 2003, and to decrease from 6.45% to 6.04% for the six month period ended June 30, 2002 and 2003, respectively.

Average overall rates paid for various types of certificates of deposit decreased when comparing the first six months of 2002 to the first six months of 2003. For example, the average rate paid for certificates of deposit less than $100,000 decreased from 3.22% for the first six months of 2002 to 2.13% for the first six months of 2003, while the average rate paid by the Company for certificates of deposit of $100,000 or more also decreased from 3.35% during the first six months of 2002 to 2.26% during the first six months of 2003.

Rates on other types of deposits, such as interest-bearing demand, savings and money market deposits, also decreased from an average of 0.80% during the six month period ended June 30, 2002 to an average of 0.48% during the first six months of 2003.  These decreases were primarily caused by the decline in interest rates during the time period from June 30, 2002 to June 30, 2003.  These changes caused the Company’s overall cost of interest-bearing deposits to decrease from 1.65% for the first six months of 2002 to 0.99% for the first six months of 2003.

The following table presents the average balance sheets of the Company for the quarters and six month periods ended June 30, 2003 and 2002, and indicates the interest earned or paid on the major categories of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis and the average rates earned or paid on each major category.  This analysis details the contribution of interest-earning assets and the impact of the cost of funds on overall net interest income.

	Quarter Ended June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$669,899	$11,498	6.87%	$624,248	$11,478	7.35%
Securities (2)	245,036	2,762	4.51%	321,656	4,073	5.07%
Interest-earning time deposits in other banks	13,356	38	1.14%	20,522	83	1.62%
Federal funds sold	21,946	58	1.06%	25,878	107	1.65%
Total interest-earning assets	950,237	14,356	6.04%	992,304	15,741	6.35%

Noninterest-earning assets:
Cash and due from banks	45,697			56,510
Intangible assets	53,159			57,819
Premises and equipment	26,720			26,151
Accrued interest receivable and other assets	49,710			40,531
Allowance for possible loan losses	(11,033)			(11,931)
Total noninterest-earning assets	164,253			169,080

Total assets	$1,114,490			$1,161,384

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing liabilities:
Interest-bearing, savings and money market deposits	$344,389	$416	0.48%	$350,924	$674	0.77%
Time deposits	338,894	1,744	2.06%	395,410	3,032	3.07%
Notes Payable	1,078	11	4.08%	671	10	5.96%
Federal funds purchased and securities sold under agreements to repurchase	24,499	45	0.73%	18,821	51	1.08%
Total interest-bearing liabilities	708,860	2,216	1.25%	765,826	3,767	1.97%
Noninterest-bearing liabilities:
Demand deposits	249,678			215,194
Accrued interest payable and other liabilities	11,880			33,121
Total noninterest-bearing liabilities	261,558			248,315
Total liabilities	970,418			1,014,141
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	10,943			10,924
Stockholder’s equity	133,129			136,319

Total liabilities and stockholder’s equity	$1,114,490			$1,161,384
Tax-equivalent net interest income		$12,140			$11,974
Interest rate spread (3)			4.79%			4.38%
Net interest margin (4)			5.11%			4.83%

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

(4)          The net interest margin is equal to net interest income, on a fully taxable-equivalent basis, divided by average interest-earning assets.

	Six Month Period Ended June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$664,145	$22,839	6.88%	$624,623	$23,248	7.44%
Securities (2)	255,258	5,790	4.54%	331,263	8,669	5.23%
Interest-earning time deposits in other banks	10,518	59	1.12%	17,669	146	1.65%
Federal funds sold	23,519	124	1.05%	28,371	227	1.60%
Total interest-earning assets	953,440	28,812	6.04%	1,001,926	32,290	6.45%

Noninterest-earning assets:
Cash and due from banks	45,888			57,213
Intangible assets	53,521			65,173
Premises and equipment	26,320			26,455
Accrued interest receivable and other assets	50,139			43,591
Allowance for possible loan losses	(11,057)			(11,699)
Total noninterest-earning assets	164,811			180,733

Total assets	$1,118,251			$1,182,659

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing liabilities:
Interest-bearing, savings and money market deposits	$346,470	$834	0.48%	$352,725	$1,409	0.80%
Time deposits	350,731	3,831	2.18%	404,103	6,606	3.27%
Notes Payable	999	23	4.60%	676	19	5.62%
Federal funds purchased and securities sold under agreements to repurchase	23,593	81	0.69%	17,541	91	1.04%
Total interest-bearing liabilities	721,793	4,769	1.32%	775,045	8,125	2.10%
Noninterest-bearing liabilities:
Demand deposits	241,837			216,992
Accrued interest payable and other liabilities	11,560			34,724
Total noninterest-bearing liabilities	253,397			251,716
Total liabilities	975,190			1,026,761
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	10,940			10,922
Stockholder’s equity	132,121			144,976

Total liabilities and stockholder’s equity	$1,118,251			$1,182,659
Tax-equivalent net interest income		$24,043			$24,165
Interest rate spread (3)			4.72%			4.35%
Net interest margin (4)			5.04%			4.82%

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

	Quarter Ended June 30, 2003 vs. 2002			Six Month Period Ended June 30, 2003 vs. 2002
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (1)	$839	$(819)	$20	$1,471	$(1,880)	$(409)
Securities (2)	(970)	(341)	(1,311)	(1,989)	(890)	(2,879)
Interest-earning time deposits in other banks	(29)	(16)	(45)	(59)	(28)	(87)
Federal funds sold	(16)	(33)	(49)	(39)	(64)	(103)
Total interest income	(176)	(1,209)	(1,385)	(616)	(2,862)	(3,478)

Interest-bearing liabilities:
Deposits:
Savings and money market deposits	(13)	(246)	(259)	(25)	(550)	(575)
Time deposits	(433)	(855)	(1,288)	(872)	(1,903)	(2,775)
Notes Payable	6	(5)	1	9	(5)	4
Federal funds purchased and securities sold under agreements to repurchase	16	(21)	(5)	31	(41)	(10)
Total interest expense	(424)	(1,127)	(1,551)	(857)	(2,499)	(3,356)

Increase (decrease) in net interest income	$248	$(82)	$166	$241	$(363)	$(122)

(1)          Nonaccrual loans have been included in average assets for the purposes of the computations, thereby reducing yields.

(2)          Information with respect to tax-exempt securities is provided on a fully taxable-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

The amount of the provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other probable problem loans. During these evaluations, consideration is given to such factors as: management’s evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process conducted by the Company; expectations of economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. The provision for loan losses made for the six month period ended June 30, 2003 was $118,000, compared to $740,000 for the six month period ended June 30, 2002. The relatively low provision recorded in the first six months of 2003 is primarily related to improved loan quality and recoveries received during the year which have exceeded expectations thereby reducing the need for a provision.

Noninterest Income

Total noninterest income increased $731,000, or 21.4%, from $3,421,000 during the second quarter of 2002 to $4,152,000 during the second quarter of 2003.  Total noninterest income also increased $1,260,000, or 19.0%, from $6,636,000 for the first six months of 2002 to $7,896,000 for the first six months of 2003.

Service charges on deposit accounts and on other types of services are the major source of noninterest income to the Company.  This source of income increased $280,000, or 13.9%, from $2,015,000 during the second quarter of 2002 to $2,295,000 during the second quarter of 2003, and increased $482,000, or 12.6%, from $3,837,000 for the first six months of 2002 to $4,319,000 for the first six months of 2003. The increase in service charges on deposit accounts was primarily due to stricter collection policies enforced by management during 2003.

Trust fees from the operation of the trust department of the Company increased $23,000, or 18.7%, from $123,000 during the second quarter of 2002 to $146,000 during the same period in 2003, and increased $38,000, or 15.1%, from $252,000 for the first six months of 2002 to $290,000 for the first six months of 2003.  The increase is primarily a result of the growth of the client base in the trust department.

Gain on sale of loans increased $354,000, or 71.2%, from $497,000 during the second quarter of 2002 to $851,000 during the second quarter of 2003 and increased $752,000, or 86.1%, from $873,000 for the first six months of 2002 to $1,625,000 for the first six months of 2003.  The increase is primarily due to an increase in loans originated and sold during the period ended June 30, 2003 as compared to the period ended June 30, 2002.

Other income is the sum of several components of noninterest income including other customer service fees, brokerage service fees, credit and debit card income, safe deposit box rental income, Bank Owned Life Insurance (“BOLI”) income and other sources of miscellaneous income. Other income increased $73,000, or 9.3%, from $786,000 during the second quarter of 2002 to $859,000 during the second quarter of 2003, and increased $49,000, or 3.1%, from $1,602,000 for the first six months of 2002 to $1,651,000 for the corresponding period in 2003.  The increase in 2003 is primarily due to income generated from additional BOLI, which was purchased late in the second quarter of 2002.

Noninterest Expenses

Total noninterest expenses increased $27,000, or 0.3%, from $10,951,000 during the second quarter of 2002 to $10,978,000 during the second quarter of 2003, and increased $1,037,000, or 4.7%, from $22,045,000 during the first six months of 2002 to $23,082,000 during the first six months of 2003.

Salaries and employee benefits, the largest single component of noninterest expense, increased $429,000, or 8.6%, from $4,998,000 for the second quarter of 2002 to $5,427,000 for the corresponding period of 2003, and increased $1,026,000, or 10.4%, from $9,872,000 for the six month period ended June 30, 2002, to $10,898,000 for the corresponding period of 2003. The increase between the six month periods ended June 30, 2002 and June 30, 2003 was primarily a result of annual raises, increases in commission based wages generated from non-interest income and increased costs related to medical benefits.

Net occupancy expense decreased $247,000, or 12.2%, from $2,030,000 for the second quarter of 2002 to $1,783,000 for the same period in 2003, and decreased $151,000, or 3.9%, from $3,921,000 for the first six months of 2002 to $3,770,000 for the first six months of 2003.  The decrease in net occupancy expense is primarily due to costs recorded in the second quarter of 2002 associated with the removal of old documents and data.  Document retention policies were reviewed and it was determined that older documents and data which were no longer required to be retained, were able to be destroyed and removed.  Several storage facilities, which held some of these very old records, were cleaned out and many of the old documents were eliminated or moved to different storage facilities.  The decrease in expense is also related to clean up costs recorded in the second quarter of 2002 associated with an event of flooding that occurred at one of the Abilene branches.

Amortization of intangible assets decreased $88,000, or 11.6%, from $761,000 during the second quarter of 2002 to $673,000 during the second quarter of 2003, and decreased $176,000, or 11.6%, from $1,522,000 for the first six months of 2002 to $1,346,000 for the first six months of 2003.  As core deposit intangibles are amortized using an accelerated method, the amortization expense will decrease each year over the first half of the life of the core deposit intangible balance.

Professional fees, which include legal, accounting and other professional fees, decreased $68,000, or 22.4%, from $303,000 during the second quarter of 2002 to $235,000 during the second quarter of 2003 and decreased $155,000, or 25.0%, from $620,000 during the first six months of 2002 to $465,000 for the corresponding period of 2003.  The decrease is due primarily to collection efforts occurring during the second quarter of 2002 as well as legal expenses related to the sale of the branches.

Communication expense decreased $113,000, or 28.8%, from $392,000 in the second quarter of 2002 to $279,000 in the second quarter of 2003, and decreased $153,000, or 19.0%, from $805,000 in the first six months of 2002 to

$652,000 for the corresponding period of 2003.  The decrease is primarily due to cost saving measures implemented by management in late 2002.

Data processing expense decreased $234,000, or 57.8%, from $405,000 in the second quarter of 2002 to $171,000 in the second quarter of 2003, and decreased $284,000, or 32.3%, from $879,000 in the first six months of 2002 to $595,000 for the corresponding period of 2003.  The decrease is primarily due to cost saving benefits derived from the Merger.

Distributions on guaranteed preferred beneficial interests in the Company’s subordinated debentures totaled $280,000 for the second quarter of 2002 and 2003, and totaled $560,000 for the first six month of 2002 and $561,000 for the first six months of 2003.

Net costs applicable to other real estate and other repossessed assets consist of expenses associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets, the write-down of the carrying value of the assets and any rental income that is credited as a reduction in expense. The Company recorded net costs of $2,000 in the second quarter of 2003 as compared to net revenues of $10,000 in the second quarter of 2002 and recorded net costs of $131,000 for the first six months of 2003 as compared to net costs of $9,000 for the same period in 2002.  The increase is primarily related to large commercial properties that were foreclosed on in the fourth quarter of 2002 which incur significant month to month operating expenses.  The costs were offset by a gain recorded on the sale of property in the second quarter which was obtained many years ago by a bank eventually acquired by the Company.  These assets had been written off due to the length of time the assets had been possessed, so the entire sale was recorded as a gain.

Merger-related expenses increased from none in the second quarter of 2002 to $28,000 the second quarter of 2003 and increased from none the first six months of 2002 to $780,000 in the same period in 2003.  The merger related expenses recorded during the first six months of 2003 were related to the Merger.

Other noninterest expense includes, among many other items, stationary, printing and supplies expense, advertising and business development expense, postage, loan and collection expenses, armored car and courier fees, travel, insurance, ATM transaction expenses, regulatory examinations, franchise taxes, dues and subscriptions, Federal Deposit Insurance Corporation (“FDIC”) insurance expense and directors’ fees.  These expenses increased $308,000, or 17.2%, from $1,792,000 during the second quarter of 2002 to $2,100,000 during the second quarter of 2003, and increased $27,000, or 0.7%, from $3,857,000 for the first six months of 2002 to $3,884,000 for the first six months of 2003.  The increase in other expenses is primarily related to a large advertising campaign initiated in the second quarter of 2003.

Federal Income Taxes

The Company recorded a federal income tax expense of $1,284,000 in the second quarter of 2002 compared to $1,839,000 in federal income tax expense in the second quarter of 2003, and recorded a federal income tax expense of $2,698,000 in the first six months of 2002 as compared to $2,949,000 in federal income tax expense in the same period for 2003.  The increase in tax expense from the quarter and six month period ended June 30, 2002 to the quarter and six month period ended June 30, 2003 was due to higher income before federal income taxes.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest during the past several years. Because substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate-sensitive assets and liabilities. See “Analysis of Financial Condition—Interest Rate Sensitivity” herein.

Analysis of Financial Condition

Assets

Total assets decreased $17,772,000, or 1.6%, from $1,141,677,000 at December 31, 2002, to $1,123,905,000 at June 30, 2003.  This decrease is primarily due to a decrease in deposits resulting from conservative deposit pricing and an overall decline in deposit rates.

Cash and Cash Equivalents

The amount of total cash, due from banks and interest-earning time deposits decreased $2,385,000, or 2.8%, from $84,224,000 at December 31, 2002, to $81,839,000 at June 30, 2003. The decrease during the period is due primarily to the seasonality of the cash balances from December 31, 2002 to June 30, 2003.

Securities

Securities decreased $36,100,000, or 13.2%, from $274,342,000 at December 31, 2002, to $238,242,000 at June 30, 2003, due primarily to shrinkage of the deposit balance.

The Board of Directors of the Company reviews all securities transactions monthly and the securities portfolio periodically. The Company’s current investment policy provides for the purchase of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities having average maturities of twelve years or less and for the purchase of state, county and municipal agencies’ securities with an average life no greater than 10 years. The Company’s policy is to maintain a securities portfolio with staggered maturities to meet its overall liquidity needs. Municipal securities must be rated A or better. Certain school district issues, however, are acceptable with a Baa rating.  All securities totaling $238,242,000 are classified as available-for-sale and are carried at fair value at June 30, 2003. The decision to sell securities classified as available-for-sale is based upon management’s assessment of changes in economic or financial market conditions.

Certain of the Company’s securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 2003, the book value of U.S. Treasury and other U.S. Government agency securities so pledged amounted to $90,215,000, or 37.9% of the total securities portfolio.

The following table summarizes the amounts and the distribution of the Company’s securities held at the dates indicated.

	June 30, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)
Carrying value:
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$143,029	60.0%	$172,016	62.7%
Mortgage-backed securities and collateralized mortgage obligations	83,577	35.1	89,697	32.7
Obligations of states and political subdivisions	3,292	1.4	4,610	1.7
Other securities	8,344	3.5	8,019	2.9

Total carrying value of securities	$238,242	100.0%	$274,342	100.0%

Total fair value of securities	$238,242		$274,342

The following table provides the maturity distribution and weighted average interest rates of the Company’s total securities portfolio at June 30, 2003. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discounts, to the carrying value of the securities. The book value of previous securities classified as held-to-maturity was their cost, adjusted for previous amortization or accretion. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%.

Type and Maturity Grouping at June 30, 2003	Principal Amount	Carrying Value	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations:
Within one year	$62,241	$63,303	$63,303	4.40%
After one but within five years	75,071	79,726	79,726	4.90%
After five but within ten years	—	—	—	0.00%
Total U.S. Treasury securities and obligations of U.S. Government agencies and corporations	137,312	143,029	143,029	4.68%

Mortgage-backed securities and collateralized mortgage obligations	82,694	83,577	83,577	4.00%

Obligations of states and political subdivisions:
Within one year	811	808	808	5.75%
After one but within five years	1,717	1,799	1,799	6.77%
After five but within ten years	490	551	551	7.12%
After ten years	120	134	134	8.13%
Total obligations of states and political subdivisions	3,138	3,292	3,292	6.61%

Other securities:
Within one year	0	0	0	0.00%
After one but within five years	0	0	0	0.00%
After five but within ten years	0	0	0	0.00%
After ten years	8,328	8,344	8,344	1.00%
Total other securities	8,328	8,344	8,344	1.00%

Total securities	$231,472	$238,242	$238,242	4.34%

Loans Held-for-Sale Portfolio

Loans held-for-sale, which primarily consist of home mortgage loans, are those loans which the Company has the intent to sell in the foreseeable future.  They are carried at the lower of aggregate cost or market value.  Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.  All sales are made without recourse.  Loans held-for-sale decreased $6,777,000 or 43.8% from $15,475,000 at December 31, 2002 to $8,698,000 at June 30, 2003.  The decrease is related to an increase in the turnover rate of the loans held-for-sale.

Loan Held-for-Investment Portfolio

Total loans, net of unearned income, increased $28,484,000, or 4.3%, from $658,867,000 at December 31, 2002 to $687,351,000 at June 30, 2003.

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

The following table presents the Company’s loan balances at the dates indicated separated by loan types.

	June 30, 2003	December 31, 2002
	(In thousands)

Real estate loans	$410,464	$387,477
Commercial loans	187,626	184,963
Loans to individuals	38,648	43,730
Agriculture and other loans	50,614	42,700
Total loans	687,352	658,870
Less unearned income	1	3

Loans, net of unearned income	$687,351	$658,867

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans at June 30, 2003, except for those described above and a geographic concentration of loans in West and North Texas. The Bank had loans outstanding to foreign countries or borrowers headquartered in foreign countries totaling $11,592,000 at June 30, 2003.

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

The following table presents the distribution of the maturity of the Company’s loans and the interest rate sensitivity of those loans, excluding loans to individuals, at June 30, 2003. The table also presents the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the money market environment as represented by the prime rate.

	One Year and Less	One to Five Years	Over Five Years	Total Carrying Value
	(In thousands)
Real estate loans	$249,073	$125,528	$35,863	$410,464
Commercial loans	152,098	24,350	11,178	187,626
Agriculture and other loans	45,189	3,563	1,862	50,614

Total loans	$446,360	$153,441	$48,903	$648,704

With fixed interest rates	$80,832	$137,713	$37,040	$255,585
With variable interest rates	365,528	15,728	11,863	393,119

Total loans	$446,360	$153,441	$48,903	$648,704

Allowance for Loan Losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the Company’s loan portfolio, additions are made to the

Company’s allowance for loan losses (the “allowance”). The allowance is created by direct charges against income (the “provision” for loan losses), and the allowance is available to absorb probable loan losses. See “Analysis of Results of Operations - Provision for Loan Losses” above.

The allowance is reduced by loan charge-offs, increased by recoveries of loans previously charged off and increased or decreased by the loan loss provision necessary to arrive at a balance determined by management to be appropriate.  The Company’s allowance was $10,854,000, or 1.6% of loans, net of unearned income, at June 30, 2003, compared to $10,914,000, or 1.7% of loans, net of unearned income, at December 31, 2002.

Credit and loan decisions are made by management and the Board of Directors of the Company in conformity with loan policies established by the Board of Directors of the Company. The Company’s practice is to charge off any loan or portion of a loan when it is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners or for other reasons. The Company charged off $485,000 and $669,000 in loans during the second quarter and first six months of 2003, respectively. Recoveries during the second quarter and first six months of 2003 were $243,000 and $491,000, respectively.

The following table presents the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the quarters and six-month periods ended June 30, 2003 and 2002.

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Analysis of allowance for loan losses:
Balance, beginning of period	$11,096	$11,877	$10,914	$10,756
Provision for loan losses	—	285	118	740
	11,096	12,162	11,032	11,496
Loans charged off:
Real estate loans	130	15	165	39
Commercial loans	249	718	253	818
Loans to individuals	106	208	226	499
Agriculture other loans	—	—	25	—
Total charge-offs	485	941	669	1,356
Recoveries of loans previously charged off:
Real estate loans	152	5	152	19
Commercial loans	37	169	234	1,089
Loans to individuals	54	77	105	173
Agriculture and other loans	—	20	—	71
Total recoveries	243	271	491	1,352
Net loans charged off (recovered)	242	670	178	4

Balance, at June 30	$10,854	$11,492	$10,854	$11,492

Average loans outstanding, net of unearned income	$669,899	$624,248	$664,145	$624,623
Ratio of nonperforming loans to total loans, net of unearned income, at end of period	1.05%	1.71%	1.05%	1.71%
Ratio of net loan charge-offs (recoveries) to average loans outstanding, net of unearned income (annualized)	0.04%	0.11%	0.03%	0.00%
Ratio of allowance for loan losses to nonperforming loans, at end of period	150.96%	106.76%	150.96%	106.76%
Ratio of allowance for loan losses to total loans, net of unearned income, at end of period	1.58%	1.82%	1.58%	1.82%

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

At June 30, 2003 and December 31, 2002, loans identified as being impaired consisted of loans placed on non-accrual status.

At June 30, 2003 and December 31, 2002, the recorded investment in loans that are considered to be impaired under FAS 114 was approximately $7,190,000 and $8,529,000, respectively.  Included in this amount at June 30, 2003 and December 31, 2002, was approximately $7,036,000 and $8,389,000, respectively, of impaired loans for which the related specific reserve for loan losses was approximately $1,577,000 and $1,867,000, respectively.  Impaired loans of $154,000 and $140,000 at June 30, 2003 and December 31, 2002, respectively, did not have a specific reserve for loan losses.

The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 2003, and December 31, 2002.

	June 30, 2003		December 31, 2002
	Amount of Allowance Allocated to Category	Percent of Loans by Category to Loans, Net of Unearned Income	Amount of Allowance Allocated to Category	Percent of Loans by Category to Loans, Net of Unearned Income
	(Dollars in thousands)
Real estate loans	$1,822	44.6%	$1,937	58.8%
Commercial loans	1,234	30.2	1,566	28.1
Loans to individuals	512	12.5	778	6.6
Agriculture and other loans	520	12.7	263	6.5
Total allocated	4,088	100.0%	4,544	100.0%
Unallocated	6,766		6,370
Total allowance for possible loan losses	$10,854		$10,914

Loan Review Process

The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are usually in the process of being charged off. There were no loans designated as loss at June 30, 2003.

In addition to the internally classified loans, the Bank also has a “watch list” of loans that further assists management in monitoring its loan portfolio. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan’s ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the Bank reviews these loans to assist in assessing the adequacy of the allowance. Substantially all of the loans on the watch list at June 30, 2003 were current and paying in accordance with loan terms. See “Nonperforming Assets” below.

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

The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at June 30, 2003, and December 31, 2002.

	June 30, 2003	December 31, 2002
	(In thousands)

Nonaccrual loans	$7,190	$8,529
Accruing loans contractually past due over 90 days	363	151
Restructured loans	1,099	848
Other real estate and other repossessed assets	4,096	3,703

Total nonperforming assets	$12,748	$13,231

The gross interest income that would have been recorded during the second quarter and first six months of 2003 on the Company’s nonaccrual loans if such loans had been current, in accordance with the original terms thereof and outstanding throughout the period or, if shorter, since origination, was approximately $139,000 and $301,000, respectively.  Interest income totaling $10,000 was recorded (received) on loans that were on nonaccrual during the six month period ended June 30, 2003.

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

Intangible Assets

Intangible assets decreased $1,389,000, or 2.6%, from $54,261,000 at December 31, 2002, to $52,872,000 at June 30, 2003. This decrease was primarily due to core deposit intangible amortization expense recorded during the first six months of 2003.

Amortizable intangibles assets at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
	(in thousands)
Core deposit intangible	$28,246	$28,342
Less: Accumulated amortization	13,308	12,015

Amortizable intangible assets	$14,938	$16,327

Core deposit intangible amortization expense was $1,346,000 for the six month period ended June 30, 2003.

Aggregate amortization expense is anticipated to be as follows for the years ended December 31 (in thousands):

Remaining in 2003	$1,332
2004	2,514
2005	2,469
2006	2,421
2007 & Thereafter	6,202
Total	$14,938

The change in the carrying amount of goodwill for the quarter ended June 30, 2003 is as follows (in thousands):

Balance as of January 1, 2003	$37,934
Reductions or increases to Goodwill	—
Balance as of June 30, 2003	$37,934

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

Premises and Equipment

Premises and equipment increased $1,599,000, or 6.4%, during the first six months of 2003, from $24,944,000 at December 31, 2003, to $26,543,000 at June 30, 2003. The increase was primarily due to the purchase of the building in Lubbock which houses the Bank’s operations as well as the upgrade of the Company’s computer system.  These additions were partially offset by depreciation recorded during the first quarter of 2003 of $1,547,000.

Accrued Interest Receivable

Accrued interest receivable consists of interest that has accrued on securities and loans, but is not yet payable under the terms of the related agreements. The balance of accrued interest receivable decreased $969,000, or 13.8%, from $7,044,000 at December 31, 2002, to $6,075,000 at June 30, 2003. The decrease was primarily a result of the seasonal paydown of interest on loans.  Of the total balance at June 30, 2003, $3,437,000, or 56.6%, was interest accrued on loans and $2,638,000, or 43.4%, was interest accrued on securities. The amounts of accrued interest receivable and percentages attributable to loans and securities at December 31, 2002, were $3,934,000, or 55.9%, and $3,110,000, or 44.1%, respectively.

Other Real Estate and Other Repossessed Assets

Other real estate and other repossessed assets consist of real property and other assets unrelated to banking premises or facilities. Income derived from other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At June 30, 2003, and December 31, 2002, other real estate and other repossessed assets had an aggregate book value of $4,096,000 and $3,703,000, respectively. Other real estate and other repossessed assets increased $393,000, or 10.6%, during the first six months of 2003.  Of the June 30, 2003 balance, $3,422,000 represents thirteen commercial and agricultural properties, $656,000 represents five residential properties, and $18,000 represents nine repossessed vehicles and other equipment.

Other Assets

The balance of other assets decreased $208,000, or 0.7%, from $29,251,000 at December 31, 2002 to $29,043,000 at June 30, 2003.

Deposits

The Company’s lending and investing activities are funded almost entirely by core deposits, 65.1% of which are demand, savings and money market deposits at June 30, 2003. Total deposits decreased $10,964,000, or 1.1%, from $964,714,000 at December 31, 2002, to $953,750,000 at June 30, 2003. The reduction in the deposit balance was primarily due to decreases in interest rates paid on time deposit accounts causing a lower demand for these accounts. The reduction was one which management planned, specifically in an effort to realign the deposit mix.  The Company does not have any brokered deposits.

The following table presents the average amounts of, and the average rates paid on, deposits of the Company for the quarters and six month periods ended June 30, 2003 and 2002.

	Quarter Ended June 30,				Six Month Period Ended June 30,
	2003		2002		2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)				(Dollars in thousands)
Noninterest-bearing demand deposits	$249,678	—%	$215,194	—%	$241,837	—%	$216,992	—%
Interest-bearing demand, savings and money market deposits	344,389	0.48%	350,924	0.77%	346,470	0.48%	352,725	0.80%
Time deposits of less than $100,000	200,100	2.00%	250,552	3.02%	206,699	2.13%	253,192	3.22%
Time deposits of $100,000 or more	138,794	2.15%	144,858	3.15%	144,032	2.26%	150,911	3.35%

Total deposits	$932,961	0.93%	$961,528	1.54%	$939,038	0.99%	$973,820	1.65%

The maturity distribution of time deposits of $100,000 or more at June 30, 2003 is presented below.

At June 30, 2003
(In thousands)
3 months or less	$45,424
Over 3 through 6 months	27,148
Over 6 through 12 months	34,167
Over 12 months	30,210

Total time deposits of $100,000 or more	$136,949

Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Company’s future earnings because of interest rate sensitivity. At June 30, 2003, and December 31, 2002, deposits of $100,000 or more represented approximately 14.4% and 16.1%, respectively, of the Company’s total assets.

Fed Funds Purchased and Securities Sold Under Agreement to Repurchase

The balance of fed funds purchased and securities sold under agreement to repurchase increased $2,248,000, or 10.8%, from $20,762,000 at December 31, 2002 to $23,010,000 at June 30, 2003.

Accrued Interest Payable

Accrued interest payable consists of interest that has accrued on deposits, but is not yet payable under the terms of the related agreements. The balance of accrued interest payable decreased $240,000, or 23.8%, from $1,009,000 at December 31, 2002, to $769,000 at June 30, 2003, due to a decrease in interest-bearing deposit balances as well as decreases in interest rates being paid on interest-bearing time deposits during the first six months of 2003.

Notes Payable

The note payable balance consists of advances of approximately $1,068,000 and $789,000, at June 30, 2003 and December 31, 2002, respectively, from the Federal Home Loan Bank of Dallas (the “FHLB”).  These advances represent seven separate notes with interest rates ranging from 2.65% to 5.45%, maturities ranging from January 2008 to February 2018, and are collateralized by a blanket floating lien on all securities held in safekeeping by the FHLB, the FHLB capital stock owned by the Bank, and any funds on deposit with the FHLB.

Other Liabilities

The most significant components of other liabilities are amounts accrued for various types of expenses and current and deferred federal income taxes payable. The balance of other liabilities decreased $13,000 or 0.1.%, from $9,525,000 at December 31, 2002, to $9,512,000 at June 30, 2003.

Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures

Independent Capital sold 1,300,000 shares of Trust Preferred Securities at $10.00 per preferred security in an underwritten offering in 1998.  The proceeds from the sale of the Trust Preferred Securities were used by Independent Capital to purchase an equivalent amount of Subordinated Debentures of the Company.  The Trust Preferred Securities carry a distribution rate of 8.5%, have a stated maturity of September 22, 2028, and are guaranteed by State National.  The securities are redeemable at par on or after September 22, 2003.

State National recently issued $15,000,000 in Trust Preferred Securities with the intent of using a portion of the net proceeds to redeem Independent Capital’s Trust Preferred Securities on September 22, 2003 (the “Redemption Date”).  Independent Capital will redeem all of its 8.5% Cumulative Trust Preferred Securities and its 8.5% Common Securities at a redemption price equal to the $10.00 liquidation amount of each security plus all accrued and unpaid interest per security up to the Redemption Date.  The Bank of New York, property trustee of the Trust Preferred Securities, will notify the holders of the Trust Preferred Securities.

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

The Company’s ratios of interest-sensitive assets to interest-sensitive liabilities, as shown in the following table, are 87.4% at the 90-day interval, 86.5% at the 180-day interval and 93.2% at the 365-day interval at June 30, 2003. Currently, the Company is in a liability-sensitive position at the three intervals. However, the Company had $342,050,000 of interest-bearing demand, savings and money market deposits at June 30, 2003, on which, from the Company’s experience, interest rates change more slowly. Therefore, excluding these types of deposits, the Company’s interest-sensitive assets to interest-sensitive liabilities ratio at the 365-day interval would have been 193.9% at June 30, 2003. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

The following table shows the interest rate sensitivity position of the Company at June 30, 2003.

	Cumulative Volumes Subject to Repricing Within			Volumes Subject to Repricing After
	90 Days	180 Days	365 Days	1 Year	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$15,225	$15,225	$15,225	$—	$15,225
Securities	39,528	60,333	104,554	133,688	238,242
Loans, net of unearned income	360,038	390,927	461,558	225,793	687,351
Total interest-earning assets	414,791	466,485	581,337	359,481	940,818

Interest-bearing liabilities:
Demand, savings and money market deposits	342,050	342,050	342,050	—	342,050
Securities Sold Under Agreement to Repurchase	23,010	23,010	23,010	—	23,010
Time deposits	109,381	174,108	258,474	74,559	333,033
Total interest-bearing liabilities	474,441	539,168	623,534	74,559	698,093

Rate-sensitivity gap (1)	$(59,650)	$(72,683)	$(42,197)	$284,922	$242,725

Rate-sensitivity ratio (2)	87.4%	86.5%	93.2%

(1)          Rate-sensitive interest-earning assets less rate-sensitive interest-bearing liabilities.

(2)          Rate-sensitive interest-earning assets divided by rate-sensitive interest-bearing liabilities.

Selected Financial Ratios

The following table presents selected financial ratios (annualized) for the quarters and six month periods ended June 30, 2003 and 2002.

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
Income (loss) Before Cumulative Effect of a Change in Accounting Principle to:
Average assets	1.24%	1.00%	1.02%	0.91%
Average interest-earning assets	1.45	1.17	1.20	1.07
Average stockholder’s equity	10.38	8.50	8.65	7.38
Net income (loss) to:
Average assets	1.24	1.00	1.02	(1.74)
Average interest-earning assets	1.45	1.17	1.20	(2.06)
Average stockholder’s equity	10.38	8.50	8.65	(14.20)
Dividend payout (1) to:
Net income	72.36	8.63	87.55	(9.72)
Average stockholder’s equity	7.51	0.73	7.57	1.38
Average stockholder’s equity to:
Average total assets	11.95	11.74	11.82	12.26
Average loans (2)	19.87	21.84	19.89	23.21
Average total deposits	14.27	14.18	14.07	14.89
Average interest-earning assets to:
Average total assets	85.26	85.44	85.26	84.72
Average total deposits	101.85	103.20	101.53	102.89
Average total liabilities	97.92	97.85	97.77	97.58
Ratio to total average deposits of:
Average loans (2)	71.80	64.92	70.73	64.14
Average noninterest bearing deposits	26.76	22.38	25.75	22.28
Average interest-bearing deposits	73.24	77.62	74.25	77.72
Total interest expense to total interest income	15.46	24.01	16.58	25.24
Efficiency Ratio (3)	61.60	64.64	66.01	65.15

(1)          Dividends on Common Stock only.

(2)          Before allowance for possible loan losses.

(3)          Calculated as noninterest expense less distributions on guaranteed preferred beneficial interests in the Company’s subordinated debentures, amortization of intangibles and expenses related to other real estate and other repossessed assets divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

Liquidity

The Bank

Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations.  The need for the Bank to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers’ borrowing needs and the maintenance of reserve requirements.  Liquidity with respect to a financial institution can be met from either assets or liabilities.  On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans.  The Bank maintains adequate levels of cash and near-cash investments to meet its day-to-day needs.  Cash and due from banks averaged $45,697,000 and $45,888,000 during the second quarter and first six months of 2003, respectively, and $56,510,000 and $57,213,000 during the second quarter and first six months of 2002, respectively.  These amounts comprised 4.1% of average total assets during the second quarter and first six months of 2003, respectively, and 4.9% and 4.8% of average total assets during the second quarter and first six months of 2002, respectively.

The average level of securities, interest-earning time deposits in other banks and federal funds sold was $280,338,000 and $289,295,000 during the second quarter and first six months of 2003, respectively, and $368,056,000 and $377,303,000 during the second quarter and first six months of 2002, respectively.

There were no securities sold during the quarter and the six month period ended June 30, 2003.  A total of $536,000 and $6,868,000 of securities classified as available-for-sale were sold during the six month period ended June 30, 2003 and June 30, 2002, respectively.  At June 30, 2003, $64,111,000, or 41.5%, of the Company’s securities portfolio, excluding mortgage-backed securities, matured within one year, and $81,525,000, or 52.7%, excluding mortgage-backed securities, matured after one but within five years. The Bank’s commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while its installment lending activities are concentrated in loans with maturities of three to five years and with primarily fixed interest rates.  At June 30, 2003, approximately $461,558,000, or 67.2%, of the Company’s loans, net of unearned income, matured within one year and/or had adjustable interest rates. Approximately $446,360,000, or 68.8%, of the Company’s loans (excluding loans to individuals) matured within one year and/or had adjustable interest rates. See “Analysis of Financial Condition - Loan Portfolio” above.

On the liability side, the principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far the largest source of funds. During the second quarter and first six months of 2003, the Company’s average deposits were $932,961,000 and $939,038,000, or 83.7% and 84.0%, of average total assets, respectively, compared to $961,528,000 and $973,820,000, or 82.8% and 82.3% of average total assets, respectively, during the second quarter and first six months of 2002. The Company attracts its deposits primarily from individuals and businesses located within its market areas. See “Analysis of Financial Condition - Deposits” above.

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

The payment of dividends to the Company is subject to applicable law and the scrutiny of regulatory authorities.  Cash paid by the Bank to Independent Financial during the second quarter and first six months of 2003 was $10,000,000 by means of a capital reduction at the Bank.  As discussed below, there are dividend restrictions placed on the Bank by regulatory authorities.  However, due to the fact that the impairment of goodwill is excluded from regulatory capital calculations, the Bank had adequate regulatory capital.  Management and the Board of Directors determined that it was in the best interest of the Bank, the Company and State National to have a capital reduction at the Bank and contribute those funds to the Company which in turn contributed most of the funds to State National in the form of a dividend to be used to fund possible future acquisitions and provide for general corporate liquidity needs.  As such, during the second quarter and first six months of 2003, Independent Financial and Independent Capital paid dividends to the Company totaling $10,009,000 and $10,017,000, respectively.  There were no dividends paid by the Bank to Independent Financial during the second quarter and first six months of 2002, respectively.  SNB El Paso paid dividend of $1,000,000 and $2,000,000 to State National prior to the Merger in the second quarter and first six months of 2002, respectively.  Independent Financial and Independent Capital paid dividends to the Company of $9,000 and $17,000, respectively, during the same time periods. At June 30, 2003, there were no dividends available for payment to Independent Financial by the Bank without first obtaining regulatory approval.

Current tax liabilities totaling $2,004,000 and $3,252,000 were paid by the Bank to the Company during the second quarter and the six month period ended June 30, 2003, respectively and current tax liabilities totaling $1,654,000   and $2,902,000 were paid by the Bank to the Company during the corresponding time period for 2002.

Capital Resources

At June 30, 2003, stockholders’ equity totaled $124,853,000, or 11.1% of total assets, compared to $129,990,000, or 11.4% of total assets, at December 31, 2002.

Bank regulatory authorities in the United States have risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a banking company’s capital to the risk profile of its assets. The risk-based capital standards require all banking companies to have Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and to be designated as well-capitalized, the banking company must have Tier 1 and total capital ratios of at least 6% and 10%, respectively. For the Company, Tier 1 capital includes common stockholders’ equity (net of available for sale fair value adjustment) and qualifying guaranteed preferred beneficial interests in the Company’s subordinated debentures, reduced by intangible assets net of the deferred tax liability associated with the core deposit intangible, and any deferred tax asset disallowed for regulatory capital purposes. For the Company, Tier 2 capital is comprised of the remainder of the guaranteed preferred beneficial interests in the Company’s subordinated debentures not qualifying for Tier 1 capital and the qualifying amount of the allowance for loan losses.

Banking regulators also have leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4% and to be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. The following table provides a calculation of the Company’s risk-based capital and leverage ratios and a comparison of the Company’s and the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory and well-capitalized minimum requirements at June 30, 2003.

June 30, 2003
(In thousands)

Tier 1 capital	$82,030
Tier 2 capital	9,114

Total capital	$91,144

Net risk-weighted assets	$727,373

Adjusted quarterly average assets	$1,061,111

	Regulatory Minimum	“Well Capitalized” Minimum	Actual Ratios at June 30, 2003

The Company

Tier 1 capital to net risk-weighted assets ratio	4.00%	6.00%	11.28%
Total capital to net risk-weighted assets ratio	8.00	10.00	12.53
Leverage ratio	4.00	5.00	7.73

The Bank

Tier 1 capital to net risk-weighted assets ratio	4.00%	6.00%	11.31%
Total capital to net risk-weighted assets ratio	8.00	10.00	12.56
Leverage ratio	4.00	5.00	7.79

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. This law also requires each federal banking agency to specify the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Company and the Bank were both “well capitalized” at June 30, 2003.

The Company’s ability to generate capital internally through retention of earnings and access to capital markets is essential for satisfying the capital guidelines for bank holding companies as prescribed by the Federal Reserve.

The payment of dividends on the Common Stock is determined by the Company’s Board of Directors in light of circumstances and conditions then existing, including the earnings of the Company and the Bank, funding requirements and financial condition and applicable laws and regulations. The Company’s ability to pay cash dividends is restricted by the requirement that it maintain a certain level of capital as discussed above in accordance with regulatory guidelines. The Federal Reserve has promulgated a policy prohibiting bank holding companies from paying dividends on common stock unless such bank holding company can pay such dividends from current earnings.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, the Company is a party in litigation proceedings incidental to the normal course of its business. In the opinion of management, the ultimate liability, if any, resulting from known, current litigation, either singularly or in the aggregate, would not reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2.    Changes in Securities.

None

Item 3.    Defaults upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

Exhibit 31.1 Certification of the Chief Executive Officer

Exhibit 31.2 Certification of the Chief Financial Officer

Exhibit 32.1 Chief Executive Officer and Chief Financial Officer Certification

(b)                                 Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003	Independent Bankshares, Inc.
(Registrant)

	By:	/s/ Don E. Cosby
Don E. Cosby
Executive Vice President & Chief Financial Officer
(Duly authorized Officer and Principal Financial Officer)